Form 10-K
period 1993-12-31
MARITRANS INC/
filed 1994-03-30
CIK 810113

   ==========================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   ----------

                                   FORM 10-K

   (Mark One)

   /X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 (Fee Required)

   For the Fiscal Year Ended December 31, 1993
                                       or

   / / Transition Report Pursuant to Section 13 or 15 (d) of the Securities
       Exchange Act of 1934 (No Fee Required)

   For the Transition Period from      to

   Commission File Number 1-9063
                                   ----------

                                MARITRANS INC.*
             (Exact name of registrant as specified in its charter)

                        DELAWARE                            51-0343903
            (State or other jurisdiction of             (Identification No.
             incorporation or organization)              I.R.S. Employer)

                     ONE LOGAN SQUARE
               PHILADELPHIA, PENNSYLVANIA                      19103
        (Address of principal executive offices)            (Zip Code)
   Registrant's telephone number, including area code     (215) 864-1200

   Securities registered pursuant to Section 12(b) of the Act:
                                                       Name of Each Exchange
                  Title of Each Class                   on Which Registered
         Common Stock, Par Value $.01 Per Share       New York Stock Exchange
       Preferred Stock, Par Value $.01 Per Share               None

   Securities registered pursuant to Section 12(g) of the Act: NONE

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.
   Yes /X/ No / /

   As of March 14, 1994, the aggregate market value of the voting stock held by non-affiliates of the registrant was $63,005,515. As of March 14, 1994, Maritrans Inc. had 12,523,000 shares of common stock outstanding.

                      Documents Incorporated By Reference
   Part III incorporates information by reference from the Proxy Statement for Annual Meeting of Stockholders to be held on May 12, 1994.
   ----------
   * Successor to Maritrans Partners L.P.
                      Exhibit Index is located on page 34.
   ==========================================================================

                                   FORM 10-K

                                 MARITRANS INC.
                               TABLE OF CONTENTS


                                     PART I

                                                                         Page
                                                                         ----
   Item 1.     Business ...............................................   1

   Item 2.     Properties .............................................  10

   Item 3.     Legal Proceedings.......................................  11

   Item 4.     Submission of Matters to a Vote of Security Holders.....  12

                                    PART II

   Item 5.     Market for the Registrant's Common Equity and Related
               Stockholder Matters.....................................  13

   Item 6.     Selected Financial Data.................................  14

   Item 7.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations.....................  14

   Item 8.     Financial Statements and Supplementary Data.............  18

   Item 9.     Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure.....................  30

                                    PART III

   Item 10.    Directors and Executive Officers of the Registrant......  30

   Item 11.    Executive Compensation..................................  32

   Item 12.    Security Ownership of Certain Beneficial Owners and
               Management..............................................  32

   Item 13.    Certain Relationships and Related Transactions..........  32

                                    PART IV

   Item 14.    Exhibits, Financial Statement Schedules and Reports on
               Form 8-K................................................  33

   Signatures  ........................................................  36

                                     PART I

   Item 1. BUSINESS

   General

       Maritrans Inc. (the "Corporation" or the "Registrant"), together with its predecessor, Maritrans Partners L.P. (the "Partnership"), herein called "Maritrans," has historically served the petroleum and petroleum product distribution industry by providing marine transportation services along the East and Gulf Coasts of the United States utilizing its barges and tugboats. Maritrans has recently broadened its participation in distribution services by adding marine terminal facilities, distribution coordination and oil spill contingency management services.

   Structure

       The Registrant is a Delaware corporation whose common stock ("Common Stock") is publicly traded. The Registrant conducts most of its marine transportation business activities through Maritrans Operating Partners L.P. and Maritrans General Partner Inc., wholly owned subsidiaries of the Registrant. Most of the Registrant's terminalling, spill contingency and ancillary services are conducted through subsidiaries of Maritrans Holdings Inc., a wholly owned subsidiary of the Registrant.

       Direct and indirect subsidiaries of the Registrant include:

           Maritrans Operating Partners L.P. (the "Operating Partnership") Maritrans General Partner Inc.
           Maritrans Holdings Inc.
           Response Members Inc.
           Maritrans Capital Corp.
           Response Services Inc.
           CCF Acquisition Corp.
           Maritank Philadelphia Inc.
           Inter-Cities Navigation (Texas) Corp.
           Maritank Maryland Inc.
           Interstate Towing (Texas) Co.
           Marispond Inc.
           Maritrans Eastern Inc.
           Maritrans Inland Inc.
           Maritrans Gulf Inc.

       Based on its internal research regarding Maritrans' competition, Maritrans believes that it is one of the largest United States marine transporters of petroleum and petroleum products in the U.S. Coastwise trade (i.e. from port to port within the United States), excluding affiliates of integrated oil companies, and that it owns one of the largest domestic fleets of U.S. flag oceangoing tank barges. Founded in the 1850's and incorporated in 1928 under the name Interstate Oil Transport Company, Maritrans' predecessor was one of the first tank barge operators in the United States, with a fleet which increased in size and capacity as United States consumption of petroleum products increased. On December 31, 1980, Maritrans' predecessor operations and its tugboat and barge affiliates were acquired by Sonat Inc. ("Sonat"). On April 14,

   1987, Maritrans acquired the tug and barge business and related assets of the tug and barge affiliates of Sonat. Since 1981, Maritrans and its predecessors have transported annually over 200 million barrels of crude oil and refined petroleum products.

       On March 31, 1993, the limited partners of the Partnership voted on a proposal to convert the Partnership to corporate form (the
   "Conversion"). The proposal was approved, and on April 1, 1993, Maritrans Inc., then a newly-formed Delaware corporation, succeeded to all assets and liabilities of the Partnership. The holders of general and limited partnership interests in the Partnership and in the Operating Partnership were issued shares of Common Stock, par value $.01 per share, of the Corporation, representing substantially the same percentage equity interest in the Corporation as they had in the Partnership, directly or indirectly, in exchange for their partnership interest. Each previously held Unit of Limited Partnership Interest in the Partnership was exchanged for one share of Common Stock of the Corporation. For financial accounting purposes, the conversion to corporate form has been treated as a reorganization of affiliated entities, with the assets and liabilities recorded at their historical costs. In addition, the Partnership recognized a net deferred income tax liability for temporary differences in accordance with Statement of Financial Accounting Standard ("FAS")
   No. 109, Accounting for Income Taxes, which resulted in a one-time charge to earnings of $16.6 million in the first quarter of 1993.

       Maritrans' present business plan for complying with the Oil Pollution Act of 1990, (the "OPA"), includes the implementation of an on-going, company-wide Quality Improvement Program, which focuses on improving each area of vessel operations in order to eliminate oil spills, increased training and awareness of marine personnel (including recertification of masters and mates, watchstanding procedures and cargo transfer operations), improved vessel maintenance procedures to address repairs before an accident occurs, maintaining a comprehensive risk- management program, including $700 million in oil spill pollution liability insurance coverage on its fleet of petroleum barges, the maximum amount of such coverage generally carried at commercial rates, and implementing an in-house oil pollution regulatory program designed to keep management and operating personnel knowledgeable about all pertinent developments in regulations promulgated under the OPA and in state oil pollution laws and regulations.

       Since the double-hull requirements of the OPA do not begin to impact materially on Maritrans' present barge fleet until January 1, 2005, it is difficult to say precisely how Maritrans will finance the conversion of its fleet to double-hull vessels. However, Maritrans expects that, where economically feasible, it will take steps to construct new, double-hulled vessels and/or convert its present single-hull vessels. The timing of the construction or conversion of such vessels will depend in large measure on market conditions, particularly demand for double-hulled vessels and the rates which petroleum shippers are willing to pay to use such vessels. Maritrans expects to finance such construction or conversion primarily from internally generated funds and outside sources, including the equity market, borrowing from conventional sources such as banks and insurance companies and U.S. Government- guaranteed ship financing, if available, and financial leases. There is no assurance that such financing will be available in the amounts and at interest rates which will allow Maritrans to replace its current single-hull barge fleet. For a further description of Maritrans' present business plan for complying with the OPA, see "Regulation - Oil Pollution Legislation."

       In January 1992, Maritrans restructured its marine operations into three divisions - Eastern, Inland and Gulf, supported by executive and service units. The three divisions also provide marketing, logistical, and operational support for Maritrans' vessels, which are assigned to divisions based on market conditions. This divisional restructuring was designed to move Maritrans closer to its markets and customers, improve productivity and efficiency in operations and permit more rapid decisions and responses to changing conditions.

       The Gulf Division, headquartered in Tampa, Florida, provides marine transportation services for petroleum products from refineries located in Texas, Louisiana and Mississippi to distribution points along the Gulf and Atlantic Coasts generally south of Cape Hatteras, North Carolina and particularly into Florida. The Eastern Division, supported by a major fleet center in Philadelphia, Pennsylvania, transports petroleum products from East Coast refineries (primarily located in and near Philadelphia) and pipeline terminals located in the New York Harbor area to distribution terminals primarily located along the Eastern Seaboard between the Canadian Maritime Provinces and Cape Hatteras, North Carolina. Maritrans also provides, as part of its Eastern Division, lightering services for large tank ships (a process of off-loading crude oil or petroleum products from an inbound tanker into barges, thereby enabling the tanker to navigate draft-restricted rivers and ports to discharge cargo at a refinery or storage and distribution terminal). The Inland Division is also supported by fleet center operations in Philadelphia, Pennsylvania, and transports petroleum products and chemicals between refineries and distribution points along the Delaware River and in the Chesapeake Bay. In 1993, the Inland Division and Maritank Maryland Inc., which owns a marine terminal in Salisbury, Maryland, began to deliver distribution services through petroleum exchange agreements with customers requiring both marine transportation and terminalling services. The petroleum exchange agreements are structured so that Maritrans bears none of the exposure to fluctuations in inventory price movements.

       Maritrans operates a fleet of tank barges and tugboats. Its largest barge has a capacity of approximately 400,000 barrels, and its current operating barge fleet capacity aggregates approximately 4 million barrels.

       Demand for Maritrans' services is dependent primarily upon general demand for petroleum and petroleum products in the geographic areas served by its vessels. Management believes that United States petroleum consumption, and particularly consumption in New England and Florida, are significant indicators of demand for Maritrans' services. Increases in product consumption generally increase demand for Maritrans' services; conversely, decreases in consumption generally lessen demand for Maritrans' services.

       Management further believes that the level of domestic consumption of imported product is also significant to Maritrans' business. Imported petroleum products generally can be shipped on foreign-flag vessels directly into United States ports for storage, distribution and eventual consumption. These shipments reduce the need for domestic marine transportation service providers such as Maritrans to carry products from United States refineries to such ports. While Maritrans does benefit somewhat from the increase in demand for domestic redistribution services that results from the delivery of excess product to terminals by foreign-flag vessels, the overall effect of refined product imports on the demand for Maritrans' services is generally negative.

       In June 1991, Maritrans, through a subsidiary, Maritank Philadelphia Inc., acquired a one-million barrel, deepwater marine terminal located in Philadelphia. This facility is a full-service petroleum product terminal able to receive, store and subsequently redistribute product by pipeline, marine vessel and truck. This facility is also capable of performing cleaning of Maritrans' petroleum carrying vessels. Under current law, a vessel owner is jointly and severally liable with the barge cleaning contractor and the waste disposal contractor in the event that either such contractor improperly disposes of any portion of tank cleaning residues from the vessel which is hazardous. Not only have the tank cleaning rates paid by Maritrans to third parties been increasing substantially, but, in addition, Maritrans believes that at least some of these sources for tank cleaning will not be available in the near future. Management believes the ability to control the cleaning of its vessels will lessen its environmental exposure, as discussed above, since it can then control this activity. Maritrans also believes that this facility will provide it with a long-term strategic advantage since it will be able to assure itself of the availability of these services at a reasonable cost and, by controlling the facility, it will be able to ensure that it can manage vessel turn-around time, thereby increasing vessel availability, and that the facility is run in an environmentally sound manner.

       In early 1993, Maritank Maryland Inc. ("MMI") and Marispond Inc. ("Marispond") were established as indirect subsidiaries of the Registrant. MMI provides marine terminalling and, together with the Inland Division, distribution services in Salisbury, Maryland. Marispond provides a series of services, most of which arise from requirements of the OPA. These services include oil spill contingency planning, response management and other services on a contract basis to Maritrans and other vessel owners from around the world whose vessels call on United States ports. Maritrans also established an office in Houston, Texas in 1993 in conjunction with efforts it is undertaking to expand its distribution services.

   Sales and Marketing

       Maritrans provides marine transportation, storage, and distribution coordination services primarily to integrated oil companies, independent oil companies, and petroleum distributors in the southern and eastern United States. Maritrans relies primarily on direct sales efforts, minimizing its use of chartering brokers. Maritrans monitors the supply and distribution patterns of its actual and prospective customers and focuses its efforts on providing services that are responsive to the current and future needs of these customers.

       Maritrans does business on a spot market basis, a term contract basis and, more recently, on a product exchange basis. Maritrans strives to maintain an appropriate mix of contracted business, based on current market conditions.

       In light of the potential liabilities of oil companies and other shippers of petroleum products under the OPA and analogous state laws, management believes that some shippers have begun to select transporters in larger measure than in the past on the basis of a demonstrated record of safe operations. Therefore, Maritrans has implemented a number of measures in order to promote higher quality operations and continues to stress its longstanding commitment to safe transportation of petroleum products in its marketing efforts.

       In 1993, approximately 71% of Maritrans' revenues were generated from ten customers. In 1993, contracts with Chevron U.S.A., Inc. (including affiliates, "Chevron"), and British Petroleum Corp. (including affiliates) accounted in the aggregate for approximately 17% and 15%, respectively, of Maritrans' revenues. There could be a material adverse effect on Maritrans if either of these customers were to cancel or terminate their various agreements with Maritrans. Management believes that cancellation or termination of all of its business with any of its larger customers is unlikely. In February 1994, Chevron announced a tentative agreement to sell its refinery along the Delaware River in Philadelphia, Pennsylvania, to Sun Company, Inc., a Maritrans customer. Based on public announcements by the prospective buyer, Maritrans believes such a sale would not have a material adverse effect on its business.

   Competition and Competitive Factors

       Overview. The maritime petroleum transportation industry is highly competitive. The Jones Act, a federal law, restricts United States port-to-port maritime shipping to vessels built in the United States, owned by U.S. citizens and manned by U.S. crews. In Maritrans' market areas, its primary direct competitors are the operators of U.S. flag oceangoing barges and U.S. flag tankers. In the Gulf market, the primary competitors are the fleets of both other independent petroleum transporters and integrated oil companies. In the Eastern and Inland market, management believes, based on its extensive knowledge and experience in the industry, that Maritrans primarily competes with other independent oceangoing barge operators and with the captive fleets of integrated oil companies and, in lightering operations, has competed with foreign-flag operators which lighter offshore. Some of the integrated oil company fleets with which Maritrans competes are larger than Maritrans' fleet. Additionally, in certain geographic areas and in certain business activities, Maritrans competes with the operators of petroleum product pipelines. Competitive factors which also affect Maritrans include the output of United States refineries and the importation of petroleum products.

       The primary competition for Maritrans' marine terminals is proprietary storage capacity of integrated oil companies, merchant refiners, and independent marine terminal operators.

       U.S. Flag Barges and Tankers. Maritrans' most direct competitors are the other operators of U.S. flag oceangoing barges and tankers. Because of the restrictions imposed by the Jones Act, there is a finite number of vessels that are currently eligible to engage in U.S. maritime petroleum transport. Therefore, the size and capacity of Maritrans' fleet relative to those of others in the industry is an important factor in competing for business on the basis of safety and service. The number of vessels eligible to engage in Jones Act trade has declined significantly over the past several years. The gradual implementation of regulations requiring significant capital modifications and in some cases loss of vessel capacity, as well as a decrease in the number of new vessels constructed since 1982, have been the major causes of this decline. Competition in the industry is based upon price and service (including vessel availability) and is intense.

       Maritrans is engaged in several different market activities. A significant portion of its revenues in 1993 was generated in the coastal transportation of petroleum products from refineries or pipeline terminals in the Gulf of Mexico to ports which are not served by pipelines. Management believes that the optimal vessel size suited to serve these ports is between 20,000 deadweight tons ("DWT") (approximately 160,000 barrels) and 40,000 DWT (approximately 320,000 barrels). Maritrans currently operates six barges in this size range in this market, which comprises a significant number of the vessels able to compete in this market. The relatively large size of Maritrans' fleet generally provides greater flexibility in meeting customers' needs.

       Maritrans competes with operators of generally smaller vessels in its Inland and Eastern transportation activities. In this activity Maritrans is competing primarily with other barge operators. This is a diverse market allowing a broader size range of vessels to participate than in the Gulf of Mexico.

       Management believes that, for the most part, Maritrans' independent competitors do not provide the same level of service, quality performance, or attention to safe operations as Maritrans due to its fleet size, maintenance and training programs, and spill record.

       General Agreement on Trade in Services ("GATS") and North American Free Trade Agreement ("NAFTA").

       The possible inclusion of maritime services within the scope of the GATS and the NAFTA was the subject of discussion in the recently concluded Uruguay Round of GATS negotiations and NAFTA negotiations. If maritime services were deemed to include cabotage and were included in either of these multi-national trade agreements, the result would have been to open the Jones Act trade, (i.e., transportation of maritime cargo between U.S. ports in which Maritrans and other U.S. vessel owners operate) to foreign-flag vessels which would operate at lower costs. Maritrans understands that cabotage (vessel trade or marine transportation between two points within the same country) will not be included in the GATS and the NAFTA in the foreseeable future; however, the possibility exists that cabotage could be included in either the GATS or the NAFTA, or both, in the future. In the meantime, Maritrans and the maritime industry will continue to resist vigorously the inclusion of cabotage in the GATS and the NAFTA.

       Refined Product Pipelines. Existing refined product pipelines generally are the lowest incremental cost method for the long-haul movement of petroleum and refined petroleum products. Other than the Colonial Pipeline system, which originates in Texas and terminates at New York Harbor, and smaller regional pipelines between Philadelphia and New York, there are no pipelines carrying refined petroleum products to the major storage and distribution facilities currently served by Maritrans. While the Colonial Pipeline system reduces the amount of refined product transported into the New York area by ship, it provides an origination point for Maritrans' business of transporting such products from New York Harbor to New England ports. Management believes that high capital costs, tariff regulation and environmental considerations make it unlikely that a new refined product pipeline system which would have a material adverse effect on Maritrans' business will be built in its market areas in the foreseeable future. It is possible, however, that, as noted above, new pipeline segments (including pipeline segments that connect with existing pipeline systems) could be built or that existing pipelines could be converted to carry refined petroleum products, either of which could effectively compete with Maritrans in particular locations.

       Natural Gas Pipelines. In December 1991, a 370 mile natural gas pipeline from the Canadian border to the northeastern United States markets was completed. The operation of this pipeline increases the amount of natural gas supplied to the northeastern United States, thus potentially reducing the demand for residual fuel for power generation and ultimately reducing the demand for marine transportation of residual fuel and other petroleum products to and within the area. Whether this reduction occurs will depend on the relative prices between residual fuel and natural gas, including transportation costs, in the future. If these pipelines cause a reduction in demand for marine transportation of petroleum products, Maritrans and other carriers active in the trade would suffer negative effects to their business in this market area.

       Imported Refined Petroleum Products. A significant factor affecting the level of Maritrans' business operations is the level of refined petroleum product imports, particularly in Florida and New England. Imported refined petroleum products may be transported on foreign-flag vessels, which are generally less costly to operate than U.S. flag vessels. To the extent that there is an increase in the importation of refined petroleum products to any of the markets served by Maritrans, there could be a decrease in the demand for the transportation of refined products from United States refineries, which would likely have an adverse impact upon Maritrans. One possible outcome of the Clean Air Act could be the importing of more refined product from outside the United States in order to avoid the expense of upgrading United States refineries to comply with such Act. In this case, while there would still be a need for marine petroleum transportation, the demand would decrease, thereby possibly materially adversely affecting the coastwise business of Maritrans and its competitors. On the other hand, this development could prove beneficial to Maritrans' terminalling business, due to the likely increased demand for storage capacity for the imported refined product.

       Delaware River Channel Depth. Legislation has been approved by the United States Congress which authorizes the U.S. Army Corps of Engineers to deepen the channel of the Delaware River between the river's mouth and Philadelphia from forty to forty-five feet late in the 1990's. If further legislation appropriating the funds for this project should become law and this project is implemented and used by vessels calling on the Delaware Valley refineries, it would have a material adverse effect on Maritrans' lightering business which currently transports crude oil which is off-loaded from deeply laden tankers from the mouth of the Delaware Bay up the Delaware River to the Delaware Valley refineries.

   Employees and Employee Relations

       At December 31, 1993, Maritrans and its subsidiaries employed a total of 605 persons. Of these employees, 100 are employed at the Philadelphia, Pennsylvania headquarters of the Registrant or at the Philadelphia and Tampa fleet centers, 465 are seagoing employees who work aboard the tugs and barges, and 40 are employed by Maritrans' non-marine affiliates. Maritrans and its predecessors have had collective bargaining agreements with the Seafarers' International Union of North America, Atlantic, Gulf and Inland District, AFL-CIO ("SIU"), and with American Maritime
   Officers ("AMO"), formerly District 2 Marine Engineers Beneficial Association, Associated Maritime Officers, AFL-CIO, for approximately 31 years. Approximately one-half of the total number of seagoing employees employed are supervisors and, hence, as part of management, are not represented by maritime unions. The collective bargaining agreement with the SIU covers approximately 194 employees. The collective bargaining agreement with the AMO covers approximately 44 employees. Each expires on May 31, 1996. The employees of the subsidiaries of Maritrans Holdings Inc. are not covered by any collective bargaining agreement.

       Management believes that the seagoing supervisory and non-supervisory personnel contribute significantly to responsive customer service. Maritrans maintains a policy of seeking to promote from within, where possible, and generally seeks to draw from its union and non-union personnel to fill supervisory and other management positions as vacancies occur.

       Management believes that an extensive training program and operational audit program (performed by Tidewater School of Navigation, Inc.) is essential to insure that its employees are knowledgeable and highly skilled in the performance of their duties as well as in their preparedness for any unforeseen emergency situations that may arise. Consequently, various training sessions and additional skill improvement seminars are held throughout the year on subjects including deck officer training, tankerman training, substance abuse awareness, fire fighting, emergency response and personal professional development. In 1991, Maritrans introduced its Quality Improvement Program. All employees participate in quality training seminars in addition to the skills improvement training mentioned above.

   Regulation

       Marine Transportation - General. The Interstate Commerce Act exempts from economic regulation the water transportation of petroleum cargos in bulk. Accordingly, Maritrans' transportation rates, which are negotiated with its customers, are not subject to special rate regulation under the provisions of such act or otherwise. The operation of tugboats and barges is subject to regulation under various federal laws and international conventions, as interpreted and implemented by the United States Coast Guard, as well as certain state and local laws. Tugboats and barges are required to meet construction and repair standards established by the American Bureau of Shipping, a private organization, and the United States Coast Guard and to meet operational and safety standards presently established by the United States Coast Guard. Maritrans' seagoing supervisory personnel are licensed by the United States Coast Guard. Seamen and tankermen are certificated by the United States Coast Guard.

       Jones Act. The Jones Act, a federal law, restricts maritime transportation between United States points to vessels built and registered in the United States and owned by United States citizens. The entities in the Maritrans organizational structure engaged in maritime transportation between United States points are subject to the provisions of the law. Therefore, it is the responsibility of Maritrans to monitor ownership of these entities and take any remedial action necessary to insure that no violation of the Jones Act occurs. In addition, the Jones Act requires that all United States flag vessels be manned by United States citizens, which significantly increases the labor and certain other operating costs of United States flag vessel operations compared to foreign-flag vessel operations. Foreign-flag seamen generally receive lower wages and benefits than those received by United States citizen seamen. In addition, a significant number of foreign governments subsidize, at least to some extent, the wages and/or benefits received by the seamen of those nations. Furthermore, certain of these foreign governments subsidize those nations' shipyards, resulting in lower shipyard costs both for new vessels and repairs than those paid by United States-flag vessel owners such as Maritrans to United States shipyards. Finally, the United States Coast Guard and American Bureau of Shipping maintain the most stringent regime of vessel inspection in the world, which tends to result in higher regulatory compliance costs for United States-flag operators than those paid by owners of vessels registered under foreign flags of convenience. Because Maritrans transports petroleum and petroleum products between United States ports, most of its business depends upon the Jones Act remaining in effect. There have been various unsuccessful attempts in the past by foreign governments and companies to gain access to the Jones Act trade. Management expects that efforts of this type will continue.

       Environmental Matters. Maritrans is subject to various legislation and regulations enacted to protect the environment.

       Marine Storage Terminal Regulation. Maritrans marine terminal subsidiaries are subject to various federal, state and local environmental laws and regulations, particularly with respect to air quality, the handling of materials removed from the tanks of vessels which are cleaned, and any spillage of petroleum products on or adjoining marine terminal premises. Management believes that this regulatory scheme will become progressively stricter in the future, resulting in greater capital expenditures by Maritrans for environmentally related equipment. Also, there are significant fines and penalties for any violations of this scheme. Management intends to reflect any such additional expenditures, to the extent they are able, in the rates which are charged to customers from time to time for services.

       Oil Pollution Legislation. Many of the states in which Maritrans does business have enacted laws providing for strict, unlimited liability for vessel owners in the event of an oil spill. In addition, numerous states have enacted or are considering legislation or regulations involving at least some of the following provisions: tank- vessel-free zones, contingency planning, state inspection of vessels, additional operating, maintenance and safety requirements, and state financial responsibility requirements. As a result of this legislation and regulation, Maritrans has curtailed its carriage of persistent oils, primarily crude and #6 oil, to or through portions of several of these states. Persistent oils are those which continue to exist longer in the water when spilled, thus making them more difficult to clean up.

       In August 1990, the OPA became law. The OPA substantially changes the liability exposure of owners and operators of vessels, oil terminals and pipelines from that imposed under prior law. Under the OPA, each responsible party for a vessel or facility from which oil is discharged will be jointly, strictly and severally liable for all oil spill containment and clean-up costs and certain other damages arising from the discharge. These other damages are defined broadly to include (i) natural resource damage (recoverable only by government entities), (ii) real and personal property damage, (iii) net loss of taxes, royalties, rents, fees and other lost revenues (recoverable only by government entities), (iv) lost profits or impairment of earning capacity due to property or natural resource damage, and (v) net cost of public services necessitated by a spill response, such as protection from fire, safety or health hazards.

       The owner or operator of a vessel from which oil is discharged will be liable under the OPA unless it can be demonstrated that the spill was caused solely by an act of God, an act of war, or the act or omission of a third party unrelated by contract to the responsible party. Even if the spill is caused solely by a third party, the owner or operator must pay all removal cost and damage claims and then seek reimbursement from the third party or the trust fund established under the OPA.

       The OPA establishes a federal limit of liability of the greater of $1,200 per gross ton or $10 million per tank vessel. A vessel owner's liability is not limited, however, if the spill results from a violation of federal safety, construction or operating regulations. In addition, the OPA does not preclude states from adopting their own liability laws. Numerous states in which Maritrans operates have adopted legislation imposing unlimited strict liability for vessel owners and operators. Management believes that the liability provisions of the OPA and similar state laws have greatly expanded Maritrans' potential liability in the event of an oil spill, even where Maritrans is not at fault.

       The OPA requires all vessels to maintain a certificate of financial responsibility for oil pollution in an amount equal to the greater of $1,200 per gross ton per vessel, or $10 million per vessel in conformance with regulations that have not been promulgated in final form by the U.S. Coast Guard. Additional financial responsibility in the amount of $300 per gross ton will be required under regulations to be promulgated by the U.S. Coast Guard under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), the federal Superfund law. The previous requirement was $150 per gross ton per vessel, or $250,000, whichever is larger. Owners of more than one tank vessel, such as Maritrans, however, will only be required to demonstrate financial responsibility in an amount equal to cover the vessel having the greatest maximum liability (approximately $40 million in Maritrans' case). It is uncertain, however, whether Maritrans or other vessel operators will be able to acquire such certificates through existing international insurance underwriters or any other source. This uncertainty is due to the fact that the final federal financial responsibility regulations have not been issued by the U.S. Coast Guard, and if such regulations require the international insurance underwriters to in effect guarantee the payment of clean-up costs and damages up to the OPA statutory limit, they have stated that they are going to refuse to do so. Since the final regulations have not been issued, this position threatened by the international insurance underwriters has not been taken. The operation of tank vessels in marine transportation of oil and petroleum products without such certificates is unlawful and such unlawful operation would not be conducted by Maritrans. This could result in materially adverse effects on Maritrans.

       The OPA requires all newly constructed petroleum tank vessels engaged in marine transportation of oil and petroleum products in the U.S. to be double-hulled and all such existing single-hulled vessels to be retrofitted with double hulls or phased out of the industry beginning January 1, 1995, in order to comply with new standards for such vessels. Because of the age and size of Maritrans' individual barges, the first of its operating vessels will be required to be retired or retrofitted by January 1, 2003, and most of its large ocean-going, single-hulled vessels will be similarly affected on January 1, 2005. As a result of this legislation, the expected lives of some of Maritrans' barges have been shortened, thus forcing Maritrans to accelerate the depreciation of these vessels. This change in depreciation calculation began in September 1990 and caused an increase of Maritrans' annual depreciation expense by approximately $1.4 million.

       The OPA directs the Coast Guard to develop interim measures for single hull tank vessels over 5,000 gross tons "that provide as substantial protection to the environment as is economically and technologically feasible." The Coast Guard issued a Notice of Proposed Rulemaking which proposed the adoption of several alternative structural measures to meet this requirement. The regulation would have required substantial modification of 14 of Maritrans' largest barges, with a significant cost impact. However, in response to comments from industry, the Coast Guard is reexamining these structural proposals, and further action on structural requirements has been deferred. In the meantime, the Coast Guard is expected to adopt a series of operational measures which, while increasing current standards, should not have an appreciable effect on Maritrans.

       The double-hulled or double-bottomed tank barges currently owned by Maritrans account for approximately 15% of its fleet capacity. None of these vessels, however, comply with the current regulations promulgated under the OPA for double-hulled vessels, although it is possible that some of these vessels may be grandfathered under changes in these regulations which may be adopted in the future. Management believes that it would, for example, cost approximately $20 million to build a 20,000 DWT double-hulled barge. The cost of retrofitting an existing 20,000 DWT barge with a double hull may be somewhat less than the cost of a new barge, but the retrofitting cost would depend upon a variety of construction and engineering factors. Therefore, retrofitting may not be a viable economic alternative to the purchase of a new double-hulled barge. The prices of retrofitting and constructing new vessels may increase materially as a result of increased demand for shipyard capacity arising from the OPA.

       The OPA further required all tank vessel operators to submit, by February 18, 1993, for federal approval, detailed vessel oil spill contingency plans setting forth their capacity to respond to a worst case spill situation. Maritrans filed its plans prior to that deadline. Several states have similar contingency or response plan requirements. Because of the large number of ports served by Maritrans, the cost of compliance may be substantial, and, while Maritrans is presently in compliance, there is no assurance that Maritrans will be able to remain in compliance with all the federal requirements or those of one or more states.

       The OPA is expected to have a continuing adverse effect on the entire U.S. oil and petroleum marine transportation industry, including Maritrans. The effects on the industry could include, among others, (i) increased requirements for capital expenditures, which the independent marine transporters of petroleum may not be able to finance, to fund the cost of double-hulled vessels, (ii) increased maintenance, training, insurance and other operating costs, (iii) civil penalties and liability,
   (iv) decreased operating revenues as a result of a further reduction of volumes transported by vessels and (v) increased difficulty in obtaining sufficient insurance, particularly oil pollution coverage. These effects could adversely affect Maritrans' profitability and liquidity.

       The following table sets forth Maritrans' quantifiable oil spill record for the period January 1, 1988 through December 31, 1993:

                                                                                 Gallons Spilled
                                        No. of        No. of       No. of         Per Million
        Period                       Gals. Carried    Spills    Gals. Spilled    Gals. Carried
- ------------------------------------------------------------------------------------------------
                                         (000)                      (000)
   1/1/1988 - 12/31/1988              10,954,000         7          17.55             1.601
   1/1/1989 - 12/31/1989              11,315,000        15          11.26              .995
   1/1/1990 - 12/31/1990              12,222,000        20         189.37            15.494
   1/1/1991 - 12/31/1991              10,710,000        18           1.28              .119
   1/1/1992 - 12/31/1992              10,272,000         8            .02              .002
   1/1/1993 - 12/31/1993*             10,433,000         4            .02              .002

   ----------
   * Results for 1993 exclude the product lost, mostly burned, in the collision of Maritrans' barge, the OCEAN 255, with vessels owned by others off the coast of Florida in August 1993. Management believes that Maritrans was not at fault in this incident.

       Maritrans believes that its spill ratio compares favorably with the other independent, coastwise operators in the Jones Act trade.

       Water Pollution Regulations. The Federal Water Pollution Control Act of 1972 ("FWPCA"), as amended by the Clean Water Act of 1977, imposes strict prohibitions against the discharge of oil (and its derivatives) and hazardous substances into navigable waters of the United States. FWPCA provides civil and criminal penalties for any discharge of petroleum products in harmful quantities and imposes substantial liability for the clean-up costs of removing an oil spill. State laws for the control of water pollution also provide varying civil and criminal penalties and clean-up cost liabilities in the case of a release of petroleum or its derivatives into surface waters. In the course of its vessel operations, Maritrans engages contractors in addition to Maritank Philadelphia Inc. to remove and dispose of waste material, including tank residue. In the event that any of such waste is deemed "hazardous," as defined in FWPCA or the Resource Conservation and Recovery Act, and is disposed of in violation of applicable law, Maritrans could be jointly and severally liable with the disposal contractor for the clean-up costs and any resulting damages. The United States Environmental Protection Agency ("EPA") previously determined not to classify most common types of "used oil" as a "hazardous waste," provided that certain recycling standards are met, but has since decided to review this issue again. While it is unlikely that used oil will be classified as hazardous, the management of used oil under EPA's proposed regulations will increase the cost of disposing of or recycling used oil from Maritrans' vessels. Some states in which Maritrans operates, however, have classified "used oil" as hazardous. Maritrans has found it increasingly expensive to manage the wastes generated in its operations.

       Air Pollution Regulations. The 1990 amendments to the Clean Air Act give the EPA and the states the authority to regulate emissions of volatile organic compounds ("VOCs") and any other air pollutant from tank vessels in all ports served by Maritrans. Several states with ports served by Maritrans already have established regulations to require the installation of vapor recovery equipment on petroleum-carrying vessels to reduce the emissions of VOCs. Compliance with these federal and state regulations has required material capital expenditures for the retrofitting of Maritrans' barges and has increased operating costs. The EPA also has the authority to regulate emissions from marine vessel engines; however, with the possible exception of the use of low sulfur fuels, direct regulation of marine engine emissions is not likely in the near future in ports served by Maritrans. However, it is possible that the EPA and/or various state environmental agencies ultimately may require that additional air pollution abatement equipment be installed in tug boats, including those owned by Maritrans. Such a requirement could result in a material expenditure by Maritrans, which could have an adverse effect on Maritrans' profitability if it is not able to recoup these costs through increased charter rates.

       Port and Tanker Safety Act; Interim Measures. The Port and Tanker Safety Act of 1978 ("PTSA") required certain oil-carrying tankships to be fitted with segregated ballast tanks. PTSA required self-propelled vessels to be retrofitted to meet these standards. Barges were not generally affected by such requirements. However, if the environmental standards of PTSA were to be made applicable to the large barges operated by Maritrans, Maritrans would be required to make significant capital expenditures to retrofit such barges, and the cargo-carrying capacity of such barges would also be decreased. There have been no recent regulatory efforts to apply the PTSA standards to large barges such as those operated by Maritrans.

       User Fees and Taxes. The Water Resources Development Act of 1986 permits local non-federal entities to recover a portion of the costs of new port and harbor improvements from vessel operators with vessels benefitting from such improvements. Management does not believe that Maritrans' vessels currently benefit from such improvements. However, there can be no assurance that such entities will not seek to recover a portion of such costs from Maritrans. Federal legislation has been enacted imposing user fees on vessel operators such as Maritrans to help fund the United States Coast Guard's regulatory activities. Other federal, state and local agencies or authorities could also seek to impose additional user fees or taxes on vessel operators or their vessels. The approved U.S. budget for its 1992 fiscal year directs the Coast Guard to collect fees for vessel inspection and documentation, licensing and tank vessel examinations. Maritrans does not expect that initially these fees will be material to it. There can be no assurance that user fees, which could have a material adverse effect upon the financial condition and results of operations of Maritrans, will not be imposed in the future.

   Item 2. PROPERTIES

       Vessels. The Operating Partnership owned, at December 31, 1993, a fleet of 67 vessels, of which 39 are barges and 28 are tugboats. Two additional tugs are operated under long-term leases.

       The barge fleet consists of a variety of vessels falling within six different barge classifications. The largest vessels in the fleet are the 14 superbarges ranging in capacity from 188,065 to 400,000 barrels. The oldest vessel in that class is the OCEAN 250 which was constructed in 1970, while the largest and most recently reconstructed vessel is the OCEAN 400, for which modifications were completed as recently as 1990. For the most part, however, the bulk of the superbarge fleet was constructed during the 1970's and early 1980's.

       The fleet's next ten largest barges range in capacity from 61,638 barrels to 165,881 barrels and were constructed or substantially renovated between 1967 and 1981. The fleet also includes two specially equipped chemical barges. The remainder of the barge fleet is comprised of three vessels falling in the 50,000 barrel class, seven vessels in the 30,000 barrel class and three vessels in the small barge classification. The majority of these vessels were constructed between 1961 and 1977.

       The Operating Partnership's tugboat fleet is comprised of one 11,000 horsepower class vessel, eleven 5,600 horsepower class vessels, four 4,000 horsepower class vessels, five 3,200 horsepower class vessels, six 2,200 horsepower class vessels and two pusher class vessels. One of the 4,000 horsepower class vessels was sold in January 1994. The year of construction or substantial renovation of these vessels ranges from 1962 to 1990 with the bulk of the tugboats having been constructed sometime between 1967 and 1981.

       Substantially all of the vessels in the fleet are subject to first preferred ship mortgages to secure payment of the notes of the Operating Partnership. These mortgages require the Operating Partnership to maintain the vessels at a high standard and continue a life-extension program for certain of its larger barges. At December 31, 1993 Maritrans is not in violation of the Operating Partnership's mortgage covenants. At December 31, 1993 Maritrans owns ten barges and one tugboat which were not in a state of operational readiness. Most of these vessels were too small to achieve satisfactory returns in current market conditions, or were purchased as non-operating hulls for potential refurbishment in the event market conditions were to improve sufficiently to merit additional expenditures. Maritrans does not believe market conditions in 1994 will merit such refurbishments.

       Marine Terminals. MPI owns 35 acres on the west bank of the Schuylkill River in Philadelphia where twelve storage tanks with a total capacity of 1,040,000 barrels, truck loading racks, office space and related equipment used in MPI's marine terminal and tank cleaning operations are located. In early 1993, MMI acquired 25 acres on the Wicomico River in Salisbury, Maryland where fourteen storage tanks with a total capacity of 170,000 barrels, office space and related equipment used in MMI's marine terminal operations are located.

       Other Real Property. The Registrant's operations are headquartered in Philadelphia, Pennsylvania, where it leases office space, expiring in 1998. Eastern fleet operations are located on the west bank of the Schuylkill River in Philadelphia, Pennsylvania where the Operating Partnership owns approximately six acres of improved land. In addition, it also leases a bulkhead of approximately 430 feet from the federal government for purposes of mooring vessels adjacent to the owned land. This lease was renewed in 1993 and expires in 1998. The Inland Division leases space from MPI. In the Philadelphia area, the Operating Partnership has several short term (one year or less) leases for nearby pier space for the purpose of mooring vessels and warehouse space for the purpose of storage and shop facilities. The Operating Partnership also leases four acres of Port Authority land in Tampa, Florida for use as its Gulf Division fleet center, which lease expires in 2004, with three renewal options of ten years each and a limited amount of office space in Wilmington, Delaware for itself and its affiliated entities. The Operating Partnership also has an office space agreement in Houston, Texas for its distribution services business.

   Item 3. LEGAL PROCEEDINGS

       Maritrans is a party to routine, marine-related lawsuits and labor arbitrations arising in the ordinary course of its business. The claims made in connection with Maritrans' marine operations are covered by marine insurance, subject to applicable policy deductibles which are not material as to any type of insurance coverage. Management believes, based on its current knowledge, that such lawsuits and claims, even if the outcomes were to be adverse, would not have a material adverse effect on Maritrans' financial condition.

       In connection with the sale of Main Iron Works, Inc. ("MIW"), Maritrans' predecessor agreed to reimburse MIW for certain ongoing workmen's compensation claims arising prior to the sale of MIW, and retained an assignment of the shipyard's rights against its former workmen's compensation insurance carrier, which has been in liquidation proceedings. Due to the size and complexity of the liquidation proceeding, it is unlikely that this matter will be resolved for several years. Maritrans assumed its predecessor's reimbursement obligations to MIW and obtained an assignment of the predecessor's rights against the workmen's compensation insurance carrier. Maritrans' predecessor originally accrued a liability of $1.3 million for claim payments pursuant to such reimbursement agreement with MIW. Management believes, based on its current knowledge, that such accrual will be adequate. However, there is a possibility that future claims could exceed such amount. Management believes, based on its current knowledge, that the ultimate resolution of these claims, even if in excess of the amount accrued, would not have a material adverse effect on Maritrans' financial condition.

       Maritrans' predecessor was sued in the U.S. District Court in Ohio by nine individuals, eight who at most worked briefly for such predecessor and a ninth who still works for Maritrans, alleging unspecified damages for exposure to asbestos. Maritrans has been sued in a similar suit in New Orleans by a plaintiff and Philadelphia by two plaintiffs with whom Maritrans has no employment records, and in Philadelphia by an employee of Maritrans' predecessor which suit was settled by a payment of $4,000 by Maritrans. Although Maritrans believes these claims are without merit, it is impossible at this juncture to express a definitive opinion on the final outcome of any such suit. Management believes that any liability would not have a material adverse effect as it is adequately covered by applicable insurance.

   Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of the Registrant's security holders, through the solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 1993.

                                    PART II

   Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       Market Information and Holders

       Maritrans Inc. Common Shares (and prior to April 1, 1993, Maritrans Partners L.P. Depositary Units) trade on the New York Stock Exchange under the symbol "TUG." The following table sets forth, for the periods indicated, the high and low sales prices per share/unit as reported by the New York Stock Exchange.

    QUARTERS ENDING IN 1993:                        HIGH     LOW
    -----------------------                         ---------------
   March 31, 1993                                   $4.125   $2.500
   June 30, 1993                                     4.250    3.375
   September 30, 1993                                4.250    3.250
   December 31, 1993                                 4.250    3.625

   QUARTERS ENDING IN 1992:                         HIGH     LOW
   -----------------------                          ----------------
   March 31, 1992                                   $4.875   $ 3.625
   June 30, 1992                                     4.000    2.750
   September 30, 1992                                3.375    2.500
   December 31, 1992                                 2.750    1.750

       As of January 31, 1994, the Registrant had 12,523,000 Common Shares outstanding and approximately 1,212 shareholders of record.

       Dividends and Distributions

       For the period April 1, 1993 to December 31, 1993, Maritrans Inc. paid no dividends to stockholders. While dividend policy is determined at the discretion of the Board of Directors of Maritrans Inc., management believes that it is not likely Maritrans will pay any dividends in the near future.

       For the period January 1, 1992 to March 31, 1993, Maritrans Partners L.P. paid the following cash distributions to the unitholders:

    PAYMENTS IN 1992:                                  PER UNIT
    ----------------                                   --------
   February 24, 1992                                   $ .2875
   May 26, 1992                                          .2875
                                                       --------
     TOTAL                                             $ .5750
                                                       ========



       Maritrans Partners L.P. cash distributions should not be compared with dividends paid on common stock by corporations. Dividends paid by corporations are taxable as ordinary income, while distributions from partnerships may be treated partially or fully as a nontaxable return of capital.

   Item 6. SELECTED FINANCIAL DATA ($000)

                                                                            MARITRANS INC.
                                                       --------------------------------------------------------
                                                                       JANUARY 1 TO DECEMBER 31
                                                         1993        1992        1991        1990        1989
                                                       --------------------------------------------------------

   CONSOLIDATED INCOME STATEMENT DATA:
     Revenues .....................................    $132,539    $133,051    $146,560    $152,368    $135,592
     Operating income before depreciation and
       amortization ...............................      24,509      25,576      23,394      31,725      31,983
     Depreciation and amortization ................      15,868      15,578      15,962      13,747      12,261
     Operating income (excludes interest expense)..       8,641       9,998       7,432      17,978      19,722
     Interest expense, net ........................      10,373      10,958      10,890      10,299      10,088
     Income (loss) before income taxes and
       extraordinary item .........................       5,186       3,419      (1,576)     10,031      12,584
     Provision for income taxes ...................      16,975(1)        -           -           -           -
     Extraordinary item ...........................           -           -           -       1,784           -
     Net income (loss) ............................     (11,789)(1)    3,419     (1,576)     11,815      12,584

   CONSOLIDATED BALANCE SHEET DATA (at period end):
     Total assets .................................    $253,038    $251,344    $258,957    $258,481    $259,649
     Long-term debt ...............................     110,556     116,866     120,423     114,000     115,500
     Partnership equity ...........................           -      86,571      90,339     106,290     108,850
     Stockholders' equity .........................      74,874           -           -           -           -

   ----------
   (1) Maritrans Inc., the successor to Maritrans Partners L.P. effective April 1, 1993, is subject to income taxation. See note 1 and 4 to Financial Statements.

   Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following is a discussion of the consolidated financial condition and results of operations of Maritrans Inc. (the "Corporation"), and, together with its subsidiaries and Maritrans Partners L.P.(the
   "Partnership"), herein called "Maritrans."

   Overview

       Historically, Maritrans has served the petroleum and petroleum product distribution industry by providing marine transportation services along the East and Gulf Coasts of the United States utilizing its barges and tugboats. Maritrans has recently broadened its participation in distribution services by adding marine terminal facilities and oil spill contingency management services.

       Over the last several years, Maritrans has been implementing steps to become more competitive and more customer-oriented. In the fourth quarter of 1993, Maritrans announced a corporate streamlining which is expected to lower its costs by $5 million in 1994 as compared to 1993. This streamlining resulted in a $2 million charge in the fourth quarter of 1993, with $1 million being charged to general and administrative costs and $1 million charged to operation expense. Most of these charges related to severance costs and other continuation benefits for the terminating and retiring employees.

       Increased United States oil consumption, as well as a shortening of average voyage length, contributed to Maritrans transporting an increasing number of barrels from 1988 through 1990. Volumes transported by Maritrans declined approximately 14% in 1991 and were relatively stable in 1992 and 1993, declining less than 3% in 1992 and increasing less than 2% in 1993.

       Maritrans increased vessel capacity from 1988 to 1990, particularly by placing in service the OCEAN 400, Maritrans' largest barge, in May 1990. In 1993, Maritrans reduced owned capacity through the disposal of vessels excess to its long-term business needs. In addition, a barge involved in a collision off the coast of Florida in August 1993 was declared a constructive total loss. During most of 1993, Maritrans had one or more large barges out of service for vessel performance improvements, resulting in Maritrans utilizing, to a greater extent than in 1992, vessels chartered from third parties.

       Operating income declined in 1989 and 1990 from previous levels as increased costs, particularly in maintenance and insurance, could not be fully offset by rate increases. Lower business activity levels in 1991 through 1993 exacerbated this effect. Maintenance costs had increased markedly in 1989 through 1991 due to three factors: (1) response to the Oil Pollution Act of 1990 (the "OPA"), through management's proactive stepping up of maintenance to achieve even higher quality operations than existed previously, as measured by less work time lost due to critical equipment malfunctions; (2) additions to the fleet in that period; and (3) the effects of inflation and an aging fleet. Lower activity levels and improved maintenance processes lowered maintenance expense levels in 1992 and 1993. Costs related to measures taken to reduce the risk of oil spills, as well as inflation, have also reduced operating income in the years 1990 through 1993.

       In June 1991, Maritrans purchased a one-million barrel, deepwater marine terminal facility located on the Schuylkill River in Philadelphia, which provides terminalling services to outside customers and vessel-cleaning services for Maritrans. The facility was purchased for $12 million, mainly with the proceeds of a bank loan. In 1992, more than $2 million was spent to increase vessel cleaning capability.

       In February 1993, Maritrans purchased adjoining terminals in Salisbury, Maryland, with storage capacity totalling 170,000 barrels, to provide marine terminalling services. The facilities were purchased for less than $2 million, and Maritrans now operates the merged facilities as a single terminal and has distribution service agreements with the former owners.

       Factors that will affect future results of Maritrans include: overall U.S. oil consumption, particularly oil consumption in Florida and the

   Northeastern United States, environmental laws and regulations, oil companies' operating and sourcing decisions, competition and labor costs, training costs, liability insurance costs, and Maritrans' recent broadening of its participation in petroleum distribution services.

   Legislation

       The enactment of the OPA in 1990 significantly increased the liability exposure of marine transporters of petroleum in the event of an oil spill. In addition, most states in which Maritrans operates have enacted (and the others in which it operates may enact) legislation increasing the liability for oil spills in their waters. Maritrans maintains oil pollution liability insurance of $700 million on its vessels which is generally the maximum amount of oil spill liability insurance carried by marine transporters of petroleum. There can be no assurance that such insurance will be adequate to cover potential liabilities in the event of a catastrophic spill, that additional premium costs will be recoverable through increased rates, or that such insurance will continue to be available in satisfactory amounts.

       Moreover, this legislation has increased other operating costs as Maritrans has taken steps to minimize the risk of potential spills, such as costs for additional training, safety and contingency programs that have not yet been fully recovered through increased rates. Additionally, management believes that the legislation has had the effect of reducing the total volume of waterborne petroleum transportation as shippers of petroleum have attempted to reduce their exposure to the impact of the OPA. Therefore, although management cannot predict the continuing adverse impact of this legislation on Maritrans, the legislation has had a material adverse effect on Maritrans' operations and financial results, including an increase in depreciation expense due to the shortening of expected lives of some of Maritrans' barges as a result of the OPA.

       The OPA is expected to have a continuing adverse effect on the entire U.S. oil and petroleum marine transportation industry, including Maritrans. The effects on the industry could include, among others, (i) increased requirements for capital expenditures, which the independent marine transporters of petroleum may not be able to finance, to fund the cost of double-hulled vessels, (ii) increased maintenance, training, insurance and other operating costs, (iii) civil penalties and liability,
   (iv) decreased operating revenues as a result of a further reduction of volumes transported on vessels and (v) increased difficulty in obtaining sufficient insurance, particularly oil pollution coverage. These effects could adversely affect Maritrans' profitability and liquidity.

       The OPA requires the retirement or retrofitting of most of Maritrans' existing barges beginning in 2003 through 2005. Some of Maritrans' barges are not scheduled for retirement until 2015. A small number of barges may be treated as meeting the double-hull requirements and, therefore, be allowed to continue operating without modification. If Maritrans were to rebuild its entire barge capacity with double-hulls, the estimated cost would be approximately $500 million. This estimate could be higher as shipyard costs increase.

       An investment banking firm was retained in 1991 to assist in evaluating Maritrans' ongoing financial strategies and company structural issues in light of strategic considerations at that time. In April 1992, the Board of Directors of the managing general partner of the Partnership, a master limited partnership, decided to seek unitholder approval to convert from the master limited partnership form to corporate form. On April 1, 1993, after a vote of the unitholders, the Partnership was converted to Maritrans Inc., a corporation.

   Results of Operations

    1993 Compared With 1992

       Revenues of $132.5 million for the year ended December 31, 1993 decreased by $0.6 million, or less than one percent, from $133.1 million for the year ended December 31, 1992. Barrels of cargo transported increased by 3.8 million barrels, from 244.6 million to 248.4 million, respectively. Severe price competition for oil transportation services has existed in the markets served by Maritrans in recent years, and is expected to continue. In 1993, more barrels were transported shorter distances, lowering the fleet's average revenue per barrel. Revenue from sources other than marine transportation increased from 2.8% of total revenue in 1992 to 4.9% in 1993, due to additional terminalling operations, contingency management activities, and other services supplied to third-party vessel owners.

       Operating expenses of $123.9 million for the year ended December 31, 1993, increased by $0.8 million, or less than one percent, from operating expenses of $123.1 million for the year ended December 31, 1992. Lower vessel activity levels, due in part to time out of service for vessel improvements, and improvements in maintenance processes have decreased operation and maintenance expense levels. During most of 1993, Maritrans utilized vessels chartered from others while one or more of its large barges were out of service for vessel performance improvements and maintenance. Crew costs were lower as a result of lower activity levels, including shipyarding periods, and the previously described disposal of equipment throughout the year. Fuel expense decreased due to a decline in price per gallon and fewer gallons consumed. General and administrative costs decreased from the comparable prior period when general and administrative costs included the early termination of a lease for office space and costs related to the transaction to convert from partnership to corporate form. In 1993, general and administrative costs and operation expense each included a charge of $1 million (for a total of $2 million) for corporate streamlining costs, most of which relates to severance costs and other continuation benefits for terminating and retiring employees. A charge of $0.6 million was recorded in 1992 for workforce reduction related costs.

       In 1993, Maritrans recorded $5.9 million in gains on the sales and liquidation of fixed assets as part of other income. In 1992, $3 million was recorded in other income as a result of a settlement of outstanding litigation, discussed further below in "1992 Compared With 1991."

       The adoption of FAS No. 109, Accounting for Income Taxes, caused the Partnership to recognize a net deferred income tax provision of $16.6 million in the first quarter of 1993. The adoption of this accounting rule was prescribed by the conversion of the Partnership to corporate status, which occurred April 1, 1993.

       The net loss for the year ended December 31, 1993, was $11.8 million as compared with net income of $3.4 million for the year ended December 31, 1992. The loss was the result of the previously noted provision of $16.6 million for income taxes. Income before income taxes for the period increased to $5.2 million from $3.4 million in the comparable period in 1992. While the change in operating income reflected the small decline in revenues and small increase in operating expenses, the most significant factors affecting income before income taxes were the gains on sales/liquidation of vessels in 1993 and the settlement receipts from litigation in 1992.

    1992 Compared With 1991

       Revenues of $133.1 million for the year ended December 31, 1992 decreased by $13.5 million, or 9%, from $146.6 million for the year ended December 31, 1991. Barrels of cargo transported decreased by 5.8 million barrels, from 250.4 million to 244.6 million, respectively. Lower revenue levels resulted from lower average daily charter rates and decreased volumes. The continuing period of lower oil consumption has caused severe price competition for oil transportation services.

       Operating expenses of $123.0 million for the year ended December 31, 1992, decreased by $16.1 million, or 12%, from operating expenses of $139.1 million for the year ended December 31, 1991. Lower activity levels and improvements in maintenance processes have lowered maintenance expense levels. Management believes that these practices have not caused the condition of vessels to deteriorate. Personnel training costs were higher in 1991 due to the initiation and implementation of comprehensive training programs. Crew costs were lower as a result of lower utilization of marine personnel. Fuel expense decreased due to a decline in price per gallon and fewer gallons consumed. General and administrative costs increased due to the early termination of a lease for office space and costs related to the potential transaction to convert to corporate form. A charge of $0.6 million was recorded in the third quarter for workforce reduction related costs.

       In November, 1992, the Partnership dismissed its suit against its former law firm and a partner of that firm pursuant to a settlement agreement among the parties. As part of the settlement the Partnership received a payment of $3 million, and the trial court dissolved the preliminary injunction which previously barred the defendants from representing certain of Maritrans' economic competitors in labor negotiations. The payment received is reflected in other income for the year ended December 31, 1992.

       Net income of $3.4 million for the year ended December 31, 1992, increased by $5.0 million from a net loss of $1.6 million for the year ended December 31, 1991. While revenues have declined from levels in the comparable period in 1991, larger declines in operating expenses and the settlement of litigation mentioned above in the same period have caused the improvement in results.

   Liquidity and Capital Resources

       In 1993, funds provided by investing and operating activities were sufficient to fully meet debt service obligations and loan agreement restrictions. The total of $19.3 million in proceeds from the disposal of equipment was generated by the sale of non-strategic assets and from the insurance proceeds for the constructive total loss of a barge involved in a collision. The net funds provided by operating activities of $3.5 million included $16.6 million from the provision for deferred income taxes recorded for the Conversion in conjunction with the adoption of FAS No. 109 Accounting for Income Taxes. The primary uses of funds were $17.5 million in capital expenditures, principally for vessel improvements and marine terminal purchases, and $6.0 million in long-term debt repayment.

       Maritrans believes that in 1994 funds provided by operating activities, augmented by financing transactions and investing activities, will be sufficient to provide the funds necessary for operations, anticipated capital expenditures, lease payments and required debt repayments. No dividends are expected to be made in 1994.

       Maritrans believes capital expenditures in 1994 for improvements to its currently operating vessels and existing marine terminals will be approximately $3 million. However, Maritrans will continue to evaluate the potential purchase of marine storage terminal and other investments consistent with its long-term strategic interests, and the potential sources of funds for those potential investments. No material commitments existed at December 31, 1993, for capital expenditures.

   Working Capital and Other Balance Sheet Changes

       Working capital increased approximately $13.0 million from December 31, 1992 to December 31, 1993. Current assets increased $14.0 million from the prior comparable period. These increases were largest in other accounts receivable, due to increases in outstanding insurance claims receivable. Maritrans expects these claims to be fully recoverable from insurance underwriters. Additionally, the current benefit of deferred income taxes recognized on temporary differences are shown on the financial statements for December 31, 1993 but were not included in the financial statements for December 31, 1992, because of the then current partnership status of Maritrans. Prepaid expenses also increased due to an increase in advance payments to shipyards for their services and a change in the timing of payments for certain insurance premiums. Current liabilities increased approximately $1 million. The ratio of current assets to current liabilities increased to 1.94 at December 31, 1993 from
   1.54 at December 31, 1992.

   Debt Obligations and Borrowing Facility

       At December 31, 1993, Maritrans had $116.9 million in total outstanding debt, secured by mortgages on substantially all of the fixed assets of the subsidiaries of the Corporation. The current portion of this debt at December 31, 1993, is $6.3 million. Maritrans has a $10 million working capital facility, secured by its marine receivables and inventories, which expires June 30, 1994 and which it expects to renew.

   Item 8. FINANCIAL STATEMENTS & SUPPLEMENTAL DATA

                         Report of Independent Auditors

   Stockholders and Board of Directors
   Maritrans Inc.

   We have audited the accompanying consolidated balance sheets of Maritrans Inc. as of December 31, 1993 and 1992, and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14(A). These financial statements and schedules are the responsibility of the management of Maritrans Inc. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maritrans Inc. at December 31, 1993 and 1992, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                                ERNST & YOUNG

   Philadelphia, Pennsylvania
   January 25, 1994

                                 MARITRANS INC.
                          CONSOLIDATED BALANCE SHEETS

                                     ($000)

                                                                                   December 31,
                                                                               --------------------
                                                                                 1993        1992
                                                                               --------------------
   ASSETS
   Current assets:
     Cash and cash equivalents ............................................    $ 22,422    $ 23,174
     Trade accounts receivable (net of allowance for doubtful accounts of
       $605 and $541, respectively) .......................................      14,094      13,431
     Other accounts receivable ............................................       9,748       3,146
     Inventories ..........................................................       4,968       4,467
     Deferred income tax benefit ..........................................       3,396           -
     Prepaid expenses .....................................................       6,061       2,513
                                                                               --------------------
           Total current assets ...........................................      60,689      46,731
   Marine vessels and equipment ...........................................     262,176     264,160
     Less accumulated depreciation ........................................      78,966      69,727
                                                                               --------------------
           Net marine vessels and equipment ...............................     183,210     194,433
   Other ..................................................................       9,139      10,180
                                                                               --------------------
           Total assets ...................................................    $253,038    $251,344
                                                                               ====================
   LIABILITIES AND EQUITY
   Current liabilities:
     Debt due within one year .............................................    $  6,311    $  6,033
     Trade accounts payable ...............................................       3,492       1,718
     Accrued interest .....................................................       2,382       2,470
     Accrued shipyard costs ...............................................       6,562       9,385
     Accrued wages and benefits............................................       5,649       5,244
     Other accrued liabilities.............................................       6,954       5,536
                                                                               --------------------
           Total current liabilities.......................................      31,350      30,386
   Long-term debt .........................................................     110,556     116,866
   Deferred shipyard costs ................................................       9,843      10,272
   Other liabilities ......................................................       5,353       7,249
   Deferred income taxes ..................................................      21,062           -
   Equity:
   Partnership equity:
     General partners .....................................................                    (379)
     Limited partners (12,250,000 authorized and outstanding units) .......                  86,950
                                                                               --------------------
           Total partnership equity .......................................                  86,571
                                                                               --------------------
   Stockholders' equity:
     Preferred stock, $.01 par value, authorized 5,000,000 shares; none
       issued .............................................................           -
     Common stock, $.01 par value, authorized 30,000,000 shares; issued:
       12,523,000..........................................................         125
     Capital in excess of par value .......................................      74,315
     Retained earnings ....................................................         434
                                                                               --------
           Total stockholders' equity .....................................      74,874
                                                                               --------
           Total liabilities and equity ...................................    $253,038    $251,344
                                                                               ====================

   See accompanying notes.

                                 MARITRANS INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                      ($000 except per share/unit amounts)

                                                                           January 1 to December 31,
                                                                   -----------------------------------------
                                                                      1993           1992           1991
                                                                   -----------------------------------------

   Revenues ...................................................    $   132,539    $   133,051    $   146,560
   Costs and expenses:
     Operation expense ........................................         75,196         70,485         80,458
     Maintenance expense ......................................         21,062         23,662         30,755
     General and administrative ...............................         11,772         13,328         11,953
     Depreciation and amortization ............................         15,868         15,578         15,962
                                                                   -----------------------------------------
                                                                       123,898        123,053        139,128
                                                                   -----------------------------------------
   Operating income ...........................................          8,641          9,998          7,432
   Interest expense ...........................................       (10,373)       (10,958)       (10,890)
   Other income, net ..........................................          6,918          4,379          1,882
                                                                   -----------------------------------------
   Income (loss) before income taxes ..........................          5,186          3,419        (1,576)
     Income tax provision .....................................            407              -              -
     Deferred income taxes-resulting from Conversion ..........         16,568              -              -
                                                                   -----------------------------------------
   Net income (loss) ..........................................    $  (11,789)    $     3,419    $   (1,576)
                                                                   =========================================
   Net income (loss) allocated to General Partners ............            n/a             69           (32)
   Net income (loss) allocated to Limited Partners ............            n/a          3,350        (1,544)
   Net income (loss) allocated to Limited Partners per Limited
     Partner unit .............................................            n/a            .27          (.13)
   Pro forma (loss) per share .................................          (.94)            n/a            n/a
   Average common shares/Limited Partner units outstanding.....     12,523,000     12,250,000     12,250,000

   See accompanying notes.

                                 MARITRANS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                     ($000)

                                                                      January 1 to December 31,
                                                                   --------------------------------
                                                                     1993        1992        1991
                                                                   --------------------------------

   Cash flows from operating activities:
     Net income (loss) ........................................    $(11,789)   $  3,419    $ (1,576)
     Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
       Depreciation and amortization ..........................      15,868      15,578      15,962
       Deferred income taxes ..................................      16,975           -           -
       Changes in receivables, inventories and prepaid expenses     (11,314)        900       2,690
       Changes in current liabilities other than debt .........         686        (178)       (669)
       Non-current changes, net ...............................        (982)      4,531       1,351
       (Gain) loss on sale of equipment .......................      (5,910)       (694)       (123)
                                                                   --------------------------------
   Total adjustments to net income (loss)......................      15,323      20,137      19,211
                                                                   --------------------------------
     Net cash provided by (used in) operating activities ......       3,534      23,556      17,635
   Cash flows from investing activities:
     Cash proceeds from sale of marine vessels and equipment...      19,287       1,803       9,275
     Non-current changes related to investing activities ......           -           -      (2,138)
     Purchase of marine vessels and equipment .................     (17,541)    (10,120)    (22,514)
                                                                   --------------------------------
       Net cash provided by (used in) investing activities ....       1,746      (8,317)    (15,377)
   Cash flows from financing activities:
     Proceeds from issuance of long-term debt .................           -       2,000      10,000
     Payment of long-term debt ................................      (6,032)     (3,100)     (1,500)
     Proceeds from issuance of short-term debt ................           -       5,500       7,000
     Payment of short-term debt ...............................           -     (12,500)          -
     Distributions declared and paid ..........................           -      (7,187)    (14,375)
                                                                   --------------------------------
       Net cash provided by (used in) financing activities ....      (6,032)    (15,287)      1,125
   Net increase (decrease) in cash and cash equivalents .......        (752)        (48)      3,383
   Cash and cash equivalents at beginning of period ...........      23,174      23,222      19,839
                                                                   --------------------------------
   Cash and cash equivalents at end of period .................    $ 22,422    $ 23,174    $ 23,222
                                                                   ================================

   Supplemental Disclosure of Cash Flow Information:
   Interest paid ..............................................    $ 10,355    $ 10,888    $ 10,763
   Income taxes paid ..........................................    $    300    $       -   $       -

                            See accompanying notes.

                           NOTES TO THE CONSOLIDATED
                              FINANCIAL STATEMENTS

   1. Organization and Significant Accounting Policies

    Organization

       At December 31, 1993, Martrans Inc. owns Maritrans Operating Partners L.P. (the "Operating Partnership") and Maritrans Holdings Inc.
   (collectively, the "Company"). These subsidiaries, directly and indirectly, own and operate tugs and barges principally used in the transportation of oil and related products, and own and operate petroleum storage facilities.

       On March 31, 1993, the limited partners of Maritrans Partners L.P. (the "Partnership") voted on a proposal to convert the Partnership to corporate form (the "Conversion"). The proposal was approved, and on April 1, 1993, Maritrans Inc., then a newly-formed Delaware corporation (the "Corporation") succeeded to all assets and liabilities of the Partnership. The holders of general and limited partnership interests in the Partnership and the Operating Partnership were issued shares of common stock, par value $.01 per share ("Common Stock"), of the Corporation, representing substantially the same percentage equity interest in the Corporation as they had in the Partnership, directly or indirectly, in exchange for their partnership interest. Each previously held unit of limited partnership interest in the Partnership was exchanged for one share of Common Stock of the Corporation. For financial accounting purposes, the conversion to corporate form has been treated as a reorganization of affiliated entities, with the assets and liabilities recorded at their historical costs. In addition, the Partnership recognized a net deferred income tax liability for temporary differences in accordance with Statement of Financial Accounting Standard ("FAS")
   No. 109, Accounting for Income Taxes, which resulted in a one-time charge to earnings of $16.6 million in the first quarter of 1993.

     Principles of Consolidation

       The consolidated financial statements include the accounts of Maritrans Inc. and subsidiaries, all of which are wholly owned. Prior to the Conversion, the financial statements included the accounts of the Partnership, the Operating Partnership and subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

     Marine Vessels and Equipment

       Equipment, which is carried at cost, is depreciated using the straight-line method. Vessels are depreciated over a period of up to 30 years. Certain electronic equipment is depreciated over periods of 7 to 10 years. Petroleum storage tanks are depreciated over periods of up to 25 years. Other equipment is depreciated over periods ranging from 3 to 20 years. Gains or losses on dispositions of fixed assets are included in other income in the accompanying consolidated statements of income. During the year ended December 31, 1991, two vessels were sold and subsequently leased back. The resulting deferred gain is included in the consolidated

                           NOTES TO THE CONSOLIDATED
                      FINANCIAL STATEMENTS -- (Continued)

   1. Organization and Significant Accounting Policies -- (Continued)

   statement of cash flows as non-current changes related to investing activities and is being amortized into income over the life of the related leases.

       The Oil Pollution Act, passed in 1990, requires all newly constructed petroleum tank vessels engaged in marine transportation of oil and petroleum products in the U.S. to be double hulled and all such existing single-hulled vessels to be retrofitted with double hulls or phased out of the industry beginning January 1, 1995. Because of the age and size of Maritrans' individual barges, the first of its operating vessels will be required to be retired or retrofitted by January 2003, and most of its large oceangoing, single-hulled vessels will be similarly affected on January 1, 2005. During 1990, the depreciable lives of certain marine vessels and equipment were revised to reflect more closely expected remaining lives.

    Maintenance and Repairs

       Provision is made for the cost of upcoming major periodic overhauls of vessels and equipment in advance of performing the related maintenance and repairs. The current portion of this estimated cost is included in accrued shipyard costs while the portion of this estimated cost not expected to be incurred within one year is classified as long-term. Both the provisions for major periodic overhauls as well as non-overhaul maintenance and repairs are expensed as incurred.

    Inventories

       Inventories, consisting of materials, supplies and fuel, are carried at specific cost which does not exceed net realizable value.

    Income Taxes

       Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

    Significant Customers

       During the years ended December 31, 1993, 1992 and 1991, the Company derived revenues of $22,232,000, $24,169,000 and $27,219,000 from one customer aggregating 17%, 18% and 19% of total revenues, respectively. Also during 1993, 1992 and 1991, the Company derived revenues of $19,720,000, $19,855,000 and $16,691,000 from another customer aggregating
   15%, 15% and 11% of total revenues. Credit is extended to various companies in the petroleum industry in the normal course of business. This concentration of credit risk within this industry may be affected by changes in economic or other conditions and may, accordingly, affect overall credit risk of the Company.

                           NOTES TO THE CONSOLIDATED
                      FINANCIAL STATEMENTS -- (Continued)

   1. Organization and Significant Accounting Policies -- (Continued)

    Related Parties

       The Company obtained protection and indemnity insurance coverage from a mutual insurance association, whose chairman is also the chairman of Maritrans Inc. The related insurance expense was $2,472,000, $3,365,000 and $3,034,000 for the years ended December 31, 1993, 1992 and 1991, respectively.

    Earnings per common share/Limited Partner unit

       Earnings per common share/Limited Partner unit are based on the average number of common shares or Limited Partner units outstanding. The potential effect of outstanding stock options is not dilutive.

   2. Cash and Cash Equivalents

       Cash and cash equivalents at December 31, 1993, and 1992 consisted of cash and commercial paper, the carrying value of which approximates fair value. For purposes of the consolidated statements of cash flows, short-term highly liquid debt instruments with maturities of three months or less are considered to be cash equivalents.

   3. Partnership and Stockholders' Equity

       Changes in partnership equity prior to the Conversion are summarized below:

                                                                   General     Limited
                                                                   Partners    Partners     Total
                                                                   --------------------------------
                                                                    ($000 except per unit amounts)
   Balance at January 1, 1991 .................................     $  16      $106,274    $106,290
   Net (loss), January 1, 1991 to December 31, 1991 ...........       (32)       (1,544)     (1,576)
   Distributions declared and paid ($1.15 per Limited Partner
     unit).....................................................      (288)      (14,087)    (14,375)
                                                                    -------------------------------
   Balance at December 31, 1991................................      (304)       90,643      90,339
   Net income, January 1, 1992 to December 31, 1992 ...........        69         3,350       3,419
   Distributions declared and paid ($0.575 per Limited Partner
     unit).....................................................      (144)       (7,043)     (7,187)
                                                                    -------------------------------
   Balance at December 31, 1992 ...............................      (379)       86,950      86,571
   Net (loss), January 1, 1993 to March 31, 1993 ..............      (244)      (11,979)    (12,223)
                                                                    -------------------------------
   Balance at March 31, 1993 ..................................     $(623)     $ 74,971    $ 74,348
                                                                    ===============================


                           NOTES TO THE CONSOLIDATED
                      FINANCIAL STATEMENTS -- (Continued)

   3. Partnership and Stockholders' Equity -- (Continued)

       Consolidated income statement data for the period January 1 to March 31, 1993 (prior to the Conversion) and for the period April 1 to December 31, 1993 (after the Conversion) is as follows:


                                               Maritrans Partners L.P.     Maritrans Inc.
                                                   January 1, 1993        April 1, 1993 to
                                                  to March 31, 1993       December 31, 1993
                                               --------------------------------------------
                                                                  ($000)
   Revenues ...............................           $ 32,217                $100,322
   Costs and expenses:
       Operation expense ..................             17,968                  57,228
       Maintenance expense ................              4,964                  16,098
       General and administrative .........              2,609                   9,163
       Depreciation and amortization ......              3,954                  11,914
                                                      -------------------------------------
                                                        29,495                  94,403
                                                      -------------------------------------
   Operating income .......................              2,722                   5,919
   Interest expense .......................             (2,672)                 (7,701)
   Other income, net ......................              4,295                   2,623
                                                      -------------------------------------
   Income before income taxes .............              4,345                     841
     Income tax provision .................                  -                     407
     Deferred income taxes-resulting from
     Conversion............................             16,568                       -
                                                      -------------------------------------
   Net income (loss) ......................           $(12,223)               $    434
                                                      =====================================


                           NOTES TO THE CONSOLIDATED
                      FINANCIAL STATEMENTS -- (Continued)

   3. Partnership and Stockholders' Equity -- (Continued)

       Changes in stockholders' equity since the Conversion are summarized below:

                                                     Common       Capital in
                                                   Stock, $.01    excess of     Retained
                                                    Par Value     Par Value     Earnings     Total
                                                   ------------------------------------------------
                                                                     ($000)
   April 1, 1993, Conversion to Corporate Form.       $125         $74,315(1)       -       $74,440
   Net income, April 1, 1993 to December 31,
     1993 .....................................         -               -         $434          434
                                                      ---------------------------------------------
   Balance at December 31, 1993................       $125         $74,315        $434      $74,874
                                                      =============================================

   ----------
   (1) Includes $92,000 related to grant of shares.

       Maritrans Inc. established a stock incentive plan (the "Plan") concurrent with the Conversion whereby key employees may be granted stock, stock options and, in certain cases receive cash under the Plan. Any outstanding options granted under the Plan are exercisable at a price not less than market value on the date of grant. There are 1,250,000 shares of Common Stock authorized for issuance under the Plan, of which 23,000 shares were issued in 1993. Compensation expense equal to the fair market value on the date of the grant is included in general and administrative expense in the consolidated statement of income. At December 31, 1993, 803,597 remaining shares were reserved for grant.

       Information on stock options for 1993 follows:

                                                   Exercise         Number of
                                                     Price           Shares
                                                     ------------------------
   Outstanding at beginning of year........            -                -
   Granted.................................          $4.00           476,074
   Exercised ..............................            -                -
   Cancelled ..............................          $4.00            52,671
   Outstanding at end of year .............          $4.00           423,403
   Exercisable at end of year .............            -                -

       Outstanding options are exercisable in installments over two to four years and expire in 2002.

   4. INCOME TAXES

       In connection with the Conversion to corporate form, the Partnership recognized a net deferred income tax liability for temporary differences

                           NOTES TO THE CONSOLIDATED
                      FINANCIAL STATEMENTS -- (Continued)

   4. INCOME TAXES -- (Continued)

   in accordance with Statement of Financial Accounting Standards ("FAS")
   No. 109, Accounting for Income Taxes, which resulted in a one-time charge to earnings of $16.6 million in the first quarter of 1993. Prior to the Conversion, Maritrans Partners L.P. and Maritrans Operating Partners L.P., as partnerships, were not subject to income taxation at the partnership level. However, income taxes, which were not significant, were provided for the incorporated subsidiaries of the partnerships prior to the Conversion.

       The income tax provision consists of:

                                                                       1993
                                                                      --------
                                                                       ($000)
   Current:
       Federal ................................................             -
       State ..................................................             -
   Deferred ...................................................       $   407
   Deferred-resulting from Conversion .........................        16,568
                                                                      --------
                                                                      $16,975
                                                                      ========



       The differences between the federal income tax rate of 34% and the effective tax rate was as follows:

                                                                       1993
                                                                      --------
                                                                       ($000)
   Statutory federal tax provision ............................       $ 1,764
   State income taxes, net of federal income tax benefit ......           116
   Partnership income for the first quarter, not subject to
     income tax ...............................................        (1,388)
   Recognition of tax liability for cumulative temporary
     differences ..............................................        16,568
   Other ......................................................           (85)
                                                                      -------
                                                                      $16,975
                                                                      =======

                           NOTES TO THE CONSOLIDATED
                      FINANCIAL STATEMENTS -- (Continued)

   4. INCOME TAXES -- (Continued)

       Principal items comprising deferred income tax liabilities and assets as of December 31, 1993 are:

                                                                       1993
                                                                      --------
                                                                       ($000)
   Deferred tax liabilities:
       Tax over book depreciation .............................       $28,519
       Other ..................................................         1,203
                                                                      -------
                                                                       29,722
                                                                      -------
   Deferred tax assets:
       Reserves and accruals ..................................         8,092
       Net operating loss carryforwards .......................         3,116
       Other ..................................................           848
                                                                      -------
                                                                       12,056
                                                                      -------
   Net deferred tax liabilities ...............................       $17,666
                                                                      =======



       At December 31, 1993, Maritrans Inc. has net operating loss carry forwards of approximately $9.2 million for income tax purposes which expire in the year 2005 and thereafter.

   5. Retirement Plans

       Most of the shoreside employees and substantially all of the seagoing supervisors participate in a qualified defined benefit retirement plan of Maritrans Inc. Net periodic pension costs were $1,232,000, $1,400,000 and $1,529,000 for the years ended December 31, 1993, 1992 and 1991, respectively, and were determined under the projected unit credit actuarial method. Pension benefits are primarily based on years of service and begin to vest after two years. Employees covered by collective bargaining agreements and employees of Maritrans Holdings Inc. or its subsidiaries are not eligible to participate in the qualified defined benefit retirement plan of Maritrans Inc.

       The weighted average discount rate, used to determine the actuarial present value of the projected benefit obligation, and the expected long-term rate of return on plan assets for the period were each 7%. The weighted average assumed rate of compensation increase used to determine the actuarial present value of the projected benefit obligation was 5%.

                           NOTES TO THE CONSOLIDATED
                      FINANCIAL STATEMENTS -- (Continued)

   5. Retirement Plans -- (Continued)

       Net periodic pension costs included the following components for the respective periods:

                                                                    1/1 to      1/1 to      1/1 to
                                                                   12/31/93    12/31/92    12/31/91
                                                                   --------------------------------
                                                                                ($000)
   Service cost of current period .............................    $ 1,625      $1,628     $ 1,675
   Interest cost on projected benefit obligation ..............        906         887         772
   Actual (gain) loss on plan assets ..........................     (1,165)       (938)     (2,403)
   Net (amortization) and deferral ............................       (134)       (177)      1,485
                                                                   --------------------------------
   Net pension cost ...........................................    $ 1,232      $1,400     $ 1,529
                                                                   ================================

       The following table sets forth the plan's funded status at December 31, 1993 and 1992:

                                                            December 31,
                                                         ------------------
                                                          1993       1992
                                                         ------------------
                                                              ($000)
   Actuarial present value of benefit obligations:
   Accumulated benefit obligation, including vested
     benefits of $10,449 and $9,675, respectively ...    $11,534    $ 9,801
   Projected benefit obligation for service rendered
     to date ........................................      3,851      4,895
                                                         ------------------
   Projected benefit obligation .....................     15,385     14,696
   Plan assets at fair value, primarily publicly
     traded stocks and bonds ........................     16,110     13,718
                                                         ------------------
   Plan assets greater than (less than) projected
     benefit obligation .............................        725       (978)
   Unrecognized net gain on plan's assets ...........      2,723        997
   Net assets being amortized over 15 years .........      1,616      1,818
                                                         ------------------
   Accrued pension cost recognized in the financial
     statements .....................................    $ 3,614    $ 3,793
                                                         ==================

       Substantially all of the shoreside employees and seagoing supervisors also participate in a qualified defined contribution plan. Contributions under the plan are determined annually by the Board of Directors of

                           NOTES TO THE CONSOLIDATED
                      FINANCIAL STATEMENTS -- (Continued)

   5. Retirement Plans -- (Continued)

   Maritrans Inc. The cost of the plan was $685,000, $609,000 and $61,000 for the years ended December 31, 1993, 1992 and 1991, respectively.

       Contributions to industry-wide, multi-employer seamen's pension plans which cover substantially all seagoing personnel covered under collective bargaining agreements were approximately $423,000, $515,000 and $1,016,000 for the years ended December 31, 1993, 1992 and 1991, respectively. These contributions include funding for current service costs and amortization of prior service costs of the various plans over periods of 30 to 40 years. The pension trusts and union agreements provide that contributions be made at a contractually determined rate per man-day worked. Maritrans Inc. and its subsidiaries are not administrators of the multi-employer seamen's pension plans.

   6. Debt

       At December 31, 1993, total outstanding debt of the subsidiaries of Maritrans Inc. is $116.9 million, $110.6 million of which is long-term. At December 31, 1992, total outstanding debt was $122.9 million, $116.9 million of which was long-term. The debt is secured by mortgages on substantially all of the fixed assets of those subsidiaries. The debt consists of $1.7 million maturing through 1995, $35.2 million maturing through 1997, and $80 million maturing from 1998 through 2007. The weighted average interest rate on this indebtedness is 8.63%. Terms of the indebtedness require the subsidiaries to maintain their properties in a specific manner, maintain specified insurance on their properties and business, and abide by other covenants which are customary with respect to such borrowings. At December 31, 1992, the total outstanding debt consisted of $2.5 million maturing through 1995, $40.4 million maturing through 1997, and $80 million maturing from 1998 through 2007.

       The Operating Partnership has a $10 million working capital facility secured by its receivables and inventories. There were no borrowings under this facility during fiscal 1993.

       Based on the borrowing rates currently available for loans with similar terms and maturities, the fair value of long term debt was $122.1 million and $121.8 million at December 31, 1993 and 1992, respectively.

       The maturity schedule for outstanding indebtedness under existing debt agreements at December 31, 1993, is as follows:

                           NOTES TO THE CONSOLIDATED
                      FINANCIAL STATEMENTS -- (Continued)

   6. Debt -- (Continued)

                                                    ($000)
                                                   --------
   1994 ...................................        $  6,311
   1995 ...................................           7,256
   1996 ...................................           8,200
   1997 ...................................          15,100
   1998 ...................................           8,000
   1999 - 2007 ............................          72,000
                                                   --------
                                                   $116,867
                                                   ========



   7. Commitments and Contingencies

       Minimum future rental payments under noncancelable operating leases at December 31, 1993, are as follows:

                                                    ($000)
                                                    -------
   1994....................................         $ 1,200
   1995....................................           1,200
   1996....................................           1,200
   1997 ...................................           1,200
   1998 ...................................           1,117
   1999 - 2005 ............................           7,544
                                                    -------
                                                    $13,461
                                                    =======



       The indenture governing the Operating Partnership's long-term debt permits cash distributions by Maritrans Operating Partners L.P. to Maritrans Inc. so long as no default exists under the indenture and provided that such distributions do not exceed contractually prescribed amounts.

       On August 10, 1993, one of the Company's tug/barge units was involved in a collision off the coast of Florida. Claims resulting from this incident have been and are expected to be covered by insurance. In 1993, Maritrans received insurance proceeds in excess of the barge's net book value for the constructive total loss of the barge.

       In November 1992, the Partnership dismissed its suit against its former law firm and a partner of that firm pursuant to a settlement agreement among the parties. As part of the settlement, the Partnership received a payment of $3 million and the trial court dissolved the preliminary injunction which previously barred the defendants from representing certain of Maritrans' economic competitors in labor

                           NOTES TO THE CONSOLIDATED
                      FINANCIAL STATEMENTS -- (Continued)

   7. Commitments and Contingencies -- (Continued)

   negotiations. The payment received is reflected in other income for the year ended December 31, 1992.

       In the ordinary course of its business, claims are filed against the Company for alleged damages in connection with its operations Management is of the opinion that the ultimate outcome of such claims at December 31, 1993, will not have a material adverse effect on the consolidated financial statements.

   8. Quarterly Financial Data (Unaudited)

                                            First      Second      Third     Fourth      Total
                                           Quarter     Quarter    Quarter    Quarter      Year
                                           -----------------------------------------------------
                                                   ($000, except per share/unit amounts)
   1993
   Revenues ...........................    $ 32,217    $33,603    $31,044    $35,675    $132,539
   Operating income ...................       2,722      2,572      1,222      2,125       8,641
   Provision for (benefit from) income
     taxes ............................      16,568        533         14       (140)     16,975
   Net income (loss)...................    $(12,223)   $   639    $    24    $  (229)   $(11,789)
   Per unit effect of income tax
     provision-resulting from
     Conversion........................    $  (1.32)       n/a        n/a        n/a    $  (1.32)
   Income (loss) per share/unit........    $  (0.98)   $  0.05    $  0.00    $ (0.02)   $  (0.94)

   1992
   Revenue ............................    $ 33,973    $32,268    $32,186    $34,624    $133,051
   Operating income ...................       2,691      2,353      2,204      2,750    $  9,998
   Net income (loss)...................    $     74    $   350    $  (343)   $ 3,338    $  3,419
   Income (loss) allocated to Limited
     Partners per Limited Partner Unit.    $   0.01    $  0.03    $ (0.03)   $  0.27    $   0.27

   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       None.

                                    PART III

   Item 10. Directors and Executive Officers of the Registrant

       Information with respect to directors of the Registrant, and information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, is incorporated herein by reference to the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the year ended December 31, 1993, under the captions "Information Regarding Nominees For Election As Directors And Regarding Continuing Directors" and "Section 16 Requirements."

       The individuals listed below are directors and executive officers of Maritrans Inc. or its subsidiaries.

                      Name                       Age(1)                   Position
- -------------------------------------------------------------------------------------------------
   Stephen A. Van Dyck (4) ..................      50      Chairman of the Board of Directors and
                                                           Chief Executive Officer

   Dr. Robert E. Boni (2)(3)(4) .............      66      Director

   Dr. Craig E. Dorman (3) ..................      53      Director

   Craig N. Johnson .........................      52      Director

   Bruce C. Lindsay (2)(3)(4) ...............      52      Director

   James H. Sanborn .........................      56      Director

   Edward R. Sheridan........................      55      President, Distribution Services
                                                           Division - Operating Partnership

   Brian J. Telford .........................      47      President, Gulf Division - Operating
                                                           Partnership

   John C. Newcomb ..........................      55      Vice President, General Counsel and
                                                           Secretary

   Gary L. Schaefer..........................      44      Vice President, Chief Financial Officer
                                                           and  Treasurer

   Edward J. Flood...........................      42      Chairman of the Board of Maritrans
                                                           Holdings Inc.

   Charles R. Ward...........................      42      President, Eastern Division - Operating
                                                           Partnership

   Robert B. York............................      38      President, Inland Division - Operating
                                                           Partnership

   Gerard T. Gillon..........................      51      Chairman of the Board of Marispond Inc.

   Walter T. Bromfield.......................      38      Controller

   ----------
   (1) As of March 1, 1994
   (2) Member of the Compensation Committee
   (3) Member of the Audit Committee
   (4) Member of the Finance Committee

       Mr. Van Dyck has been Chairman of the Board and Chief Executive Officer of the Company and its predecessor since April 1987. For the previous year, he was a Senior Vice President - Oil Services, of Sonat Inc. and Chairman of the Boards of the Sonat Marine Group, another predecessor, and Sonat Offshore Drilling Inc. For more than five years prior to April 1986, Mr. Van Dyck was the President and a director of the

   Sonat Marine Group and Vice President of Sonat Inc. Mr. Van Dyck is also the Chairman of the Board and a director of the West of England Ship Owners Mutual Insurance Association (Luxembourg), a mutual insurance association. He is a member of the Company's Finance Committee of the Board of Directors. See "Certain Transactions."

       Dr. Boni retired as Chairman of Armco Inc., a steel, oil field equipment and insurance corporation on November 30, 1990. Dr. Boni became Chief Executive Officer of Armco Inc. in 1985 and Chairman in 1986. He became Non-Executive Chairman of the Board of Alexander & Alexander Services Inc., an insurances services company, in January 1994. He is a member of the Company's Compensation (Chairman), Audit and Finance Committees of the Board of Directors.

       Dr. Dorman is serving as Deputy Director Defense Research and Engineering for Laboratory Management, U.S. Department of Defense on an Intergovernmental Personnel Act assignment from the Woods Hole Oceanographic Institution. He was Director and Chief Executive Officer of Woods Hole Oceanographic Institution from 1989 until 1993. From 1962 to 1989, Dr. Dorman was an officer in the U.S. Navy, most recently Rear Admiral and Program Director for Anti-Submarine Warfare. He is a member of the Company's Audit Committee of the Board of Directors.

       Mr. Johnson recently became Managing Director of Glenthorne Capital Inc., investment bankers. He was President and Chief Operating Officer of the Company and its predecessor from February 1, 1990 until December 17, 1993. For the four years prior to joining Maritrans, Mr. Johnson was President of Lavino Shipping Company, a terminalling and stevedoring corporation. Neither Lavino nor any of the companies invested in by Glenthorne Capital Inc. compete with Maritrans. He is a director of several closely-held companies.

       Mr. Lindsay has been Managing Director of Brind-Lindsay & Co. Inc., an investment corporation, since 1986. From 1983 through 1986, Mr. Lindsay was Group Vice President, Industrial Services, of Sun Company, Inc., an integrated oil corporation. During that time, he also served as a director and officer of various subsidiaries of Sun Company, Inc. He is a director of several closely-held corporations. He is a member of the Company's Audit (Chairman), Finance (Chairman) and Compensation Committees of the Board of Directors.

       Mr. Sanborn was Executive Vice President of the Company and its predecessor since April 1987, until his retirement in December 1993. Prior to April 1987, he was President of the Sonat Marine Group, another predecessor, a position he held since April 1986. Prior to this position, he served as Vice President-Operations and Vice President - East Coast Group of the Sonat Marine Group. Mr. Sanborn was employed in various capacities by the Company and its predecessors since 1978.

       Mr. Sheridan was named President of the Distribution Services Division of the Operating Partnership in February 1993. He previously held various positions with Star Enterprise and Texaco since 1963.

       Mr. Telford was named President of the Gulf Division of the Operating Partnership in September 1992. He previously held various positions with Stolt-Nielson Inc. from 1988 to 1992.

       Mr. Newcomb has been Vice President, General Counsel and Secretary of Maritrans Inc. since April 1993, and previously held these titles with Maritrans GP Inc. since 1987. He held a similar position with the Sonat Marine Group since 1983. Mr. Newcomb has been employed in various capacities by Maritrans or its predecessors since 1975.

       Mr. Schaefer has been Vice President, Chief Financial Officer and Treasurer of Maritrans Inc. since April 1993, and previously held these titles with Maritrans GP Inc. since January 1990. Previously, Mr. Schaefer was Vice President, Controller and Treasurer. He held a similar position with the Sonat Marine Group since 1986. Prior to this position, Mr. Schaefer was Assistant Vice President and Controller. Mr. Schaefer has been employed in various capacities by Maritrans or its predecessors since 1976.

       Mr. Flood has been Chairman of Maritrans Holdings Inc. since February 4, 1991. Mr. Flood is also Chairman of MPI and MMI. Previously, Mr. Flood was Vice President of Maritrans GP Inc. from October 1990 to February 1991. Prior to October 1990, he was President and Chief Operating Officer of Unitank, a Philadelphia-based terminal company, which was sold and merged with GATX, which does not compete with Maritrans.

       Mr. Ward was named President of the Eastern Division of the Operating Partnershp in May 1993. Previously, Mr. Ward was President of the Inland Division of the Operating Partnership since February 1992 and prior to that was Manager, Traffic, a position he held since September 1990. Mr. Ward was East Coast Chartering Manager from June 1989 to September 1990. Prior to that position, Mr. Ward was Traffic Manager - Black Oil. He held a similar position with the Sonat Marine Group. Mr. Ward has been employed in various capacities by Maritrans or its predecessors since 1975.

       Mr. York was named President of the Inland Division of the Operating Partnership in May 1993. Previously, Mr. York was continuously employed since 1985 by the Company or its predecessors in various capacities including Manager, Market Planning; Manager, Corporate Planning; and Business Leader (Information Services).

       Mr. Gillon was named Chairman of the Board of Marispond Inc. in February 1993. Previously, Mr. Gillon was a consultant to the Company since November 1992. Prior to that, he was President, Chief Executive Officer and a Director of Wescol Shipping Inc. from July 1990. From April 1980 until July 1989, he was President of Lavino Agency Group, and served as a Director of Lavino Shipping Company.

       Mr. Bromfield has been Controller of Maritrans Inc. since April 1993, and previously held that title with Maritrans GP Inc. since February 1992. Previously, Mr. Bromfield was Assistant Controller. He held a similar position with the Sonat Marine Group since October 1986. Mr. Bromfield has been employed in various capacities by Maritrans or its predecessors since 1981.

   Items 11, 12 and 13.

       The information required by Item 11, Executive Compensation, by Item 12, Security Ownership of Certain Beneficial Owners and Management, and by
   Item 13, Certain Relationships and Related Transactions, is incorporated herein by reference to the Company's definitive Proxy Statement to be filed with the Commission not later than 120 days after the close of the fiscal year ended December 31, 1993, under the headings "Compensation of Directors and Executive Officers", "Security Ownership of Certain Beneficial Owners and Management" and "Certain Transactions".

                                    PART IV

                                                                                                         Page
- -------------------------------------------------------------------------------------------------------------

   Item 14.    EXHIBITS, FINANCIAL STATEMENT
               SCHEDULES AND REPORTS ON FORM 8-K

   (a) (1)     Financial Statements
               Report of Independent Auditors                                                            18

               Maritrans Inc. Consolidated Balance Sheets at December 31, 1993, and December 31,
               1992.                                                                                     19

               Maritrans Inc. Consolidated Statements of Income for the years ending December 31,
               1993, 1992, and 1991.                                                                     20

               Maritrans Inc. Consolidated Statements of Cash Flows for the years ending December 31,
               1993, 1992, and 1991.                                                                     21

               Notes to the Consolidated Financial Statements.                                           22

       (2)     Financial Statement Schedules

               Schedule V    Maritrans Inc. Property, Plant and Equipment for the years ended
                             December 31, 1993, 1992, and 1991.                                          37

               Schedule VI   Maritrans Inc. Accumulated Depreciation for the years ended December 31,
                             1993, 1992, and 1991.                                                       38

               Schedule VIII Maritrans Inc. Valuation Account for the years ended December 31, 1993,
                             1992, and 1991.                                                             39

               All other schedules called for under Regulation S-X are not submitted because they are not applicable, not required, or because the required information is not material, or is included in the financial statements or notes thereto.

   (b)         Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended December 31, 1993.

 (c) Exhibits

                                               Exhibit Index                                                 Page
- -----------------------------------------------------------------------------------------------------------------

   3.1#        Certificate of Incorporation of the Registrant, as amended.

   3.2#        By Laws of the Registrant.

   4.1         Certain instruments with respect to long-term debt of the Registrant or Maritrans
               Operating Partners L.P. which relate to debt that does not exceed 10% of the total assets of the Registrant are omitted pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K.
               Maritrans hereby agrees to furnish supplementally to the Securities and Exchange
               Commission a copy of each such instrument upon request.

   10.1*       Amended and Restated Agreement of Limited Partnership of Maritrans Operating Partners
               L.P., dated as of April 14, 1987 (Exhibit 3.2).

   10.2+       Certificate of Limited Partnership of Maritrans Operating Partners L.P., dated January 29,
               1987 (Exhibit 3.4).

   10.3*       Form of Maritrans Capital Corporation Note Purchase Agreement, dated as of March 15, 1987
               (Exhibit 10.6).

   10.3(a)*    Indenture of Trust and Security Agreement, dated as of March 15, 1987 from Maritrans
               Operating Partners L.P. and Maritrans Capital Corporation to The Wilmington Trust Company
               (Exhibit 10.6(a)).

   10.3(b)*    Form of First Preferred Ship Mortgage, dated April 14, 1987 from Maritrans Operating
               Partners L.P., mortgagor, to The Wilmington Trust Company, mortgagee (Exhibit 10.6(b)).

   10.3(c)*    Guaranty Agreement by Maritrans Operating Partners L.P. regarding $35,000,000 Series A
               Notes Due April 1, 1997 and $80,000,000 Series B Notes Due April 1, 2007 of Maritrans
               Capital Corporation (Exhibit 10.6(c)).

               Executive Compensation Plans and Arrangements

   10.4        Agreement, dated October 4, 1993 between Maritrans Inc. and John C. Newcomb.

   10.5        Agreement, dated October 4, 1993 between Maritrans Inc. and Gary L. Schaefer.

   10.6        Employment Agreement, dated October 5, 1993 between Maritrans General Partner Inc. and
               Stephen A. Van Dyck.

   10.7        Mutual Separation Agreement and General Release, dated November 22, 1993 between Maritrans
               Inc. and Craig N. Johnson.

   10.8        Retirement Agreement, dated November 22, 1993 between Maritrans Inc. and James H. Sanborn.

   10.9        Employment Agreement, dated November 15, 1993 between Maritrans Holdings Inc. and Edward
               J. Flood.

   10.10       Employment Agreement, dated October 5, 1993 between Maritrans General Partner Inc. and
               Charles R. Ward.

                                               Exhibit Index                                                 Page
- -----------------------------------------------------------------------------------------------------------------
   10.11       Employment Agreement, dated October 5, 1993 between Maritrans General Partner Inc. and
               Brian J. Telford.

   10.12       Employment Agreement, dated October 5, 1993 between Maritrans General Partner Inc. and
               Edward R. Sheridan.

   10.13       Profit Sharing and Savings Plan of Maritrans Inc. as amended and restated effective
               November 1, 1993.

   10.14@      Executive Award Plan of Maritrans GP Inc. (Exhibit 10.31).

   10.15@      Excess Benefit Plan of Maritrans GP Inc. as amended and restated effective January 1, 1988
               (Exhibit 10.32).

   10.16@      Retirement Plan of Maritrans GP Inc. as amended and restated effective January 1, 1989
               (Exhibit 10.33).

   10.17       Performance Unit Plan of Maritrans Inc. effective April 1, 1993

   10.18&      Executive Compensation Plan as amended and restated effective January 27, 1994.

   11.1        Computation of Earnings Per Share.

   21.1        Subsidiaries of Maritrans Inc.                                                                   1


   * Incorporated by reference herein to the Exhibit number in parentheses filed on March 24, 1988 as Amendment No. 1 to Maritrans Partners L. P. Form 10-K Annual Report, dated March 3, 1988, for the fiscal year ended December 31, 1987.

   + Incorporated by reference herein to the Exhibit number in parentheses filed with Maritrans Partners L. P. Form S-1 Registration Statement No. 33-11652 dated January 30, 1987 or Amendment No. 1 thereto dated March 20, 1987.

   # Incorporated by reference herein to the Exhibit of the same number filed with the Registrant's Post-Effective Amendment No. 1 to Form S-4 Registration Statement No. 33-57378 dated January 26, 1993.

   & Incorporated by reference herein to Exhibit A of the Registrant's definitive Proxy Statement to be filed with the Commission not later than 120 days after the close of the fiscal year ended December 31, 1993.

   @ Incorporated by reference herein to the Exhibit number in parentheses filed with Maritrans Partners L. P. Form 10-K Annual Report, dated March 29, 1993 for the fiscal year ended December 31, 1992.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MARITRANS INC.
                                         (Registrant)

   By: /s/ Stephen A. Van Dyck
       ------------------------
       Stephen A. Van Dyck
       Chairman of the Board
                                         Dated: March 30 , 1994

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   By: /s/ Stephen A. Van Dyck      Chairman of the Board           Dated: March 30, 1994
   -------------------------------- and Chief Executive Officer
   Stephen A. Van Dyck              (Principal Executive Officer)

   By: /s/ Dr. Robert E. Boni       Director                        Dated: March 30, 1994
   --------------------------------
   Dr. Robert E. Boni

   By: /s/ Dr. Craig E. Dorman      Director                        Dated: March 30, 1994
   --------------------------------
   Dr. Craig E. Dorman

   By: /s/ Craig N. Johnson         Director                        Dated: March 30, 1994
   --------------------------------
   Craig N. Johnson

   By: /s/ Bruce C. Lindsay         Director                        Dated: March 30, 1994
   --------------------------------
   Bruce C. Lindsay

   By:  /s/ James H. Sanborn        Director                        Dated: March 30, 1994
   --------------------------------
   James H. Sanborn

   By: /s/ Gary L. Schaefer         Vice President, Chief           Dated: March 30, 1994
   -------------------------------- Financial Officer and
   Gary L. Schaefer                 Treasurer (Principal
                                    Financial Officer)

   By: /s/ Walter T. Bromfield      Controller (Principal           Dated: March 30, 1994
   -------------------------------- Accounting Officer)
   Walter T. Bromfield

                                 MARITRANS INC.
                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                                     ($000)


                                     BALANCE AT      ADDITIONS
                                     BEGINNING     AND TRANSFERS    RETIREMENTS    OTHER CHANGES     BALANCE AT
   DESCRIPTION                       OF PERIOD        AT COST        OR SALES      ADD (DEDUCT)     END OF PERIOD
                                     ----------------------------------------------------------------------------


   JANUARY 1 TO
     DECEMBER 31, 1991
   Land..........................     $    350        $   976        $      -          $  -           $  1,326
   Marine vessels and equipment..      242,989         13,462          (9,658)            -            246,793
   Construction in progress......        1,430          8,076               -             -              9,506
                                      ---------------------------------------------------------------------------
     Total.......................     $244,769        $22,514        $ (9,658)         $  -           $257,625
                                      ===========================================================================

   JANUARY 1 TO
     DECEMBER 31, 1992
   Land..........................     $  1,326        $     -        $      -          $  -           $  1,326
   Marine vessels and equipment..      246,793         11,046          (3,585)            -            254,254
   Construction in progress......        9,506           (926)              -             -              8,580
                                      ---------------------------------------------------------------------------
     Total.......................     $257,625        $10,120        $ (3,585)         $  -           $264,160
                                      ===========================================================================

   JANUARY 1 TO
     DECEMBER 31, 1993
   Land..........................     $  1,326        $   360        $      -          $  -           $  1,686
   Marine vessels and equipment..      254,254         18,366         (19,525)            -            253,095
   Construction in progress......        8,580         (1,185)              -             -              7,395
                                      ---------------------------------------------------------------------------
     Total.......................     $264,160        $17,541        $(19,525)         $  -           $262,176
                                      ===========================================================================


                                 MARITRANS INC.
                     SCHEDULE VI - ACCUMULATED DEPRECIATION

                                     ($000)


                                     BALANCE AT      ADDITIONS
                                     BEGINNING     AND TRANSFERS    RETIREMENTS    OTHER CHANGES     BALANCE AT
   DESCRIPTION                       OF PERIOD        AT COST        OR SALES      ADD (DEDUCT)     END OF PERIOD
                                     -------------------------------------------------------------------------------------------


   JANUARY 1 TO
     DECEMBER 31, 1991
   Marine vessels and equipment..     $44,084         $15,574         $(2,644)         $  -            $57,014
                                      ===========================================================================================

   JANUARY 1 TO
     DECEMBER 31, 1992
   Marine vessels and equipment..     $57,014         $15,190         $(2,477)         $  -            $69,727
                                      ===========================================================================================

   JANUARY 1 TO
     DECEMBER 31, 1993
   Marine vessels and equipment..     $69,727         $15,387         $(6,148)         $  -            $78,966
                                      ===========================================================================================


                                 MARITRANS INC.
                       SCHEDULE VIII - VALUATION ACCOUNT

                                     ($000)


                                                                 CHARGED
                                                   BALANCE AT    TO COSTS                   BALANCE
                                                   BEGINNING       AND                      AT END
                   DESCRIPTION                     OF PERIOD     EXPENSES    DEDUCTIONS    OF PERIOD
                                                   -------------------------------------------------


   JANUARY 1 TO DECEMBER 31, 1991
   Allowance for doubtful accounts.............      $1,030        $160        $488(a)       $702
                                                     ===============================================

   JANUARY 1 TO DECEMBER 31, 1992
   Allowance for doubtful accounts.............      $  702        $ 60        $221(a)       $541
                                                     ===============================================

   JANUARY 1 TO DECEMBER 31, 1993
   Allowance for doubtful accounts.............      $  541        $136        $ 72(a)       $605
                                                     ===============================================



   ----------
   (a) Deductions are a result of write-offs of uncollectible accounts receivable for which allowances were previously provided.