Form 10-Q
period 1994-03-31
MARITRANS INC/
filed 1994-05-16
CIK 810113

                             FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, DC  20549

 (Mark One)

  X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
- - ----  Exchange Act of 1934


 For the Quarterly Period ended March 31, 1994

                                 or

 ___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the Transition Period from __________________ to  ____________________

 Commission File Number  1-9063


                            MARITRANS INC.
- - ---------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

 DELAWARE                                          51-0343903
- - ----------                                         ----------
 (State or other jurisdiction of               (Identification No.
 incorporation or organization)                 I.R.S. Employer)

 ONE LOGAN SQUARE, 26TH FLOOR
  PHILADELPHIA, PENNSYLVANIA                          19103
- - ------------------------------                   -------------
(Address of principal executive offices)          (Zip Code)

 Registrant's telephone number, including
 area code                                       (215) 864-1200
                                                ----------------
                           Not Applicable
       ---------------------------------------------------
       (Former name, former address and former fiscal year,
                   if changed since last report)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

                         Yes  X      No
                             ---        ---
     Common Stock outstanding as of March 31, 1994:  12,523,000

                           MARITRANS INC.
                               INDEX

 PART I.   FINANCIAL INFORMATION                       PAGE NUMBER

 ITEM 1.   Financial Statements


           Condensed Consolidated Balance Sheets.................1


           Consolidated Statements of Income.....................2


           Consolidated Statements of Cash Flows.................3


           Notes to Condensed Consolidated Financial Statements..4


 ITEM 2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations.........6


 PART II.  OTHER INFORMATION


 ITEM 1.   Legal Proceedings....................................10


 ITEM 4.   Submission of Matters to a Vote of Security Holders..10


 ITEM 6.   Exhibits and Reports on Form 8-K.....................10


 Signature .....................................................11

                        PART I:  FINANCIAL INFORMATION

                                MARITRANS INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ($000)



                                           MARCH 31, 1994  DECEMBER 31, 1993
                                           --------------  -----------------
                                            (unaudited)
 ASSETS

 Current assets:
   Cash and cash equivalents                  $ 35,305          $ 22,422
   Trade accounts receivable                    15,947            14,094
   Other accounts receivable                     5,935             9,748
   Prepaid expenses                              3,590             6,061
   Other current assets                          7,414             8,364
                                               -------          --------
      Total current assets                      68,191            60,689

 Vessels, terminals and equipment              260,152           262,176
   Less accumulated depreciation                81,207            78,966
                                               -------           -------
      Net vessels, terminals and equipment     178,945           183,210

 Other                                           8,753             9,139
                                               -------           -------

      Total assets                            $255,889          $253,038
                                               =======           =======

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Trade accounts payable                     $  1,945          $  3,492
   Accrued interest                              4,767             2,382
   Other current liabilities                    24,536            25,476
                                               -------           -------
      Total current liabilities                 31,248            31,350

 Long-term debt                                109,978           110,556
 Deferred shipyard costs and other              15,522            15,196
 Deferred income taxes                          22,241            21,062

 Stockholders' equity                           76,900            74,874
                                               -------           -------

     Total liabilities and stockholders'
      equity                                  $255,889          $253,038
                                               =======           =======


                            See accompanying notes.

                                MARITRANS INC.
                      CONSOLIDATED STATEMENTS OF INCOME

                                 (unaudited)

                    ($000, except per share/unit amounts)





                                              JANUARY 1 TO     JANUARY 1 TO
                                             MARCH 31, 1994   MARCH 31, 1993
                                             --------------   --------------

 Revenues                                       $ 33,098         $ 32,217

 Costs and expenses:
   Operation expense                              16,594           17,968
   Maintenance expense                             5,179            4,964
   General and administrative                      1,897            2,609
   Depreciation and amortization                   3,845            3,954
                                                 -------          -------

   Total operating expenses                       27,515           29,495
                                                 -------          -------

 Operating income                                  5,583            2,722

 Interest expense, net                            (2,542)          (2,672)
 Other income, net                                   179            4,295
                                                 -------          -------

 Income before income taxes                     $  3,220         $  4,345

 Provision for income taxes:
   Provision for taxes                             1,194                -
   Deferred taxes - resulting from Conversion          -           16,568
                                                 -------          -------

 Net income (loss)                              $  2,026         $(12,223)
                                                 =======          =======

 Net income (loss) allocated to
 Limited Partners per Limited Partner unit       $   n/a         $  (0.98)

 Earnings per common share                       $  0.16         $    n/a



                            See accompanying notes.

                                MARITRANS INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (unaudited)
                                    ($000)

                                              JANUARY 1 TO     JANUARY 1 TO
                                             MARCH 31, 1994   MARCH 31, 1993
                                             --------------   --------------
 Cash flows from operating activities:
   Net income (loss)                             $ 2,026         $(12,223)

   Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                3,845            3,954
      Deferred income tax provision                1,194           21,516
      Changes in current assets other
       than cash                                   5,381           (4,894)
      Changes in current liabilities
       other than debt                              (102)           1,744
      Non-current changes, net                       576              737
      (Gain)/loss on sale of equipment                23           (3,816)
                                                 -------          -------

   Total adjustments to net income                10,917           19,241
                                                 -------          -------

   Net cash provided by (used in) operating
    activities                                    12,943            7,018

 Cash flows from investing activities:
   Cash proceeds from sale of equipment            2,563            6,619
   Purchase of vessels, terminals and equipment   (2,045)          (5,468)
                                                 -------          -------

      Net cash provided by (used in)
       investing activities                          518            1,151
                                                 -------          -------

 Cash flows from financing activities:
   Payment of long-term debt                        (578)            (300)
                                                 -------          -------

      Net cash provided by (used in)
       financing activities                         (578)            (300)
                                                 -------          -------

 Net increase in cash and cash equivalents        12,883            7,869
 Cash and cash equivalents at beginning of
  period                                          22,422           23,174
                                                 -------          -------
 Cash and cash equivalents at end of period     $ 35,305         $ 31,043
                                                 =======          =======

                            See accompanying notes.

                               MARITRANS INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 1.  Basis of Presentation/Organization
     ----------------------------------
     At March 31, 1994, Maritrans Inc. owns Maritrans Operating Partners L.P. ("the Operating Partnership") and Maritrans Holdings Inc. (collectively, the "Company"). These subsidiaries, directly and indirectly, own and operate tugs and barges principally used in the transportation of oil and related products, and own and operate petroleum storage facilities.

     On March 31, 1993, the limited partners of Maritrans Partners L.P. (the "Partnership") voted on a proposal to convert the Partnership to corporate form (the "Conversion"). The proposal was approved, and on April 1, 1993, Maritrans Inc., then a newly-formed Delaware corporation ("the Corporation"), succeeded to all assets and liabilities of the Partnership. The holders of general and limited partner interests in the Partnership and the Operating Partnership were issued shares of common stock, par value $.01 per share("Common Stock"), of the Corporation, representing substantially the same percentage equity interest in the Corporation as they had in the Partnership, directly or indirectly, in exchange for their partnership interest. Each previously held unit of limited partnership interest in the Partnership was exchanged for one share of Common Stock of the Corporation. For financial accounting purposes, the conversion to corporate form has been treated as a reorganization of affiliated entities, with the assets and liabilities recorded at their historical costs. In addition, the Partnership recognized a net deferred income tax liability for temporary differences in accordance with Statement of Financial Accounting Standards ("FAS") No. 109, Accounting for Income Taxes, which resulted in a one-time charge to earnings of $16.6 million in the first quarter of 1993.

     In the opinion of management, the accompanying condensed consolidated financial statements of Maritrans Inc., which are unaudited (except for the Condensed Consolidated Balance Sheet as of December 31, 1993, which is derived from audited financial statements), include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial statements of the consolidated entities.

     Pursuant to the rules and regulations of the Securities and Exchange Commission, the unaudited condensed consolidated financial statements do not include all of the information and notes normally included with annual financial statements prepared in accordance with generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with the consolidated historical financial statements and notes thereto included in the Corporation's Form 10-K for the period ended December 31, 1993.

 2.  Common Shares and Limited Partner Units
     ---------------------------------------
     Earnings per common share is based on 12,523,000 shares outstanding. The potential effect of outstanding stock options is not dilutive.

     Net income (loss) allocated to Limited Partners per Limited Partner unit is based on 12,250,000 outstanding units.

 3.  Income Taxes
     ------------
     The Company's effective tax rate differs from the federal statutory rate due primarily to state income taxes.

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------
          Liquidity and Capital Resources
          -------------------------------
          With respect to the quarter ended March 31, 1994, funds provided by operating activities and investing transactions were sufficient to fully meet debt service obligations and loan agreement restrictions. With conversion to corporate form, Maritrans is subject to corporate income taxes which may reduce cash flow from operations. As previously described, for financial accounting purposes, the conversion to corporate form was treated as a reorganization of affiliated entities, with the assets and liabilities recorded at their historical costs. In addition, the Partnership recognized, in the first quarter of 1993, a net deferred income tax liability for temporary differences in accordance with FAS No. 109, Accounting for Income Taxes.

          Management believes that in 1994 funds provided by operating activities, augmented by financing and investing transactions, will be sufficient to provide the funds necessary for operations, anticipated capital expenditures, lease payments and required debt repayments. At this time no dividends are expected to be made in 1994.

          Barring changes in its current plans, management believes capital expenditures in 1994 for improvements to its currently operating vessels and existing marine terminals will be less than $5 million compared to $17 million in 1993, when substantial expenditures were made for vessel productivity improvements and marine terminal facility purchases. However, the Company will continue to evaluate the potential purchase of marine storage terminal and other investments consistent with its long-term strategic interests, and the potential sources of funds for those potential investments. Total capital expenditures of the Company through March 31, 1994 were $2.0 million.

          Liquidity and Capital Indicators
          --------------------------------
          As of March 31, 1994:
          Ratio of current assets to current liabilities        2.18
          Working capital (in thousands)                     $36,943
          Ratio of total debt to the sum of total debt
           and stockholders' equity                              .60

          Working Capital Position
          ------------------------
          Working capital increased from December 31, 1993 to March 31, 1994. Current assets increased as a result of a significant increase in cash and cash equivalent balances due to operating activities. Current liabilities decreased due to a decline in trade accounts payable and accrued shipyard costs, which were substantially offset by an increase in accrued interest. The ratio of current assets to current liabilities increased from
          1.94 at December 31, 1993 to 2.18 at March 31, 1994.

          Debt Obligations and Borrowing Facility
          ---------------------------------------
          At March 31, 1994, the Company had $116.3 million in total outstanding debt, secured by mortgages on substantially all of the fixed assets of the subsidiaries of the Corporation. The current portion of this debt at March 31, 1994 is $6.3 million. The Company has a $10 million working capital facility, secured by its receivables and inventories, which expires June 30, 1994 and which is expected to be renewed. At March 31, 1994 there were no borrowings against this facility.

          RESULTS OF OPERATIONS
          ---------------------
          Three Month Comparison
          ----------------------
          Revenues
          --------
          Revenues of $33.1 million for the three months ended March 31, 1994, increased by $0.9 million, or 2.8%, from revenues of $32.2 million for the three months ended March 31, 1993. Barrels of cargo transported decreased by 0.7 million barrels, from 60.8 million to 60.1 million, respectively. Despite the decline in volume,increased average daily charter revenues resulted from vessel demand caused by improved economic activity and harsh weather (both of which normally translate into high levels of oil consumption) in the Company's primary markets for marine transportation. Revenue from sources other than marine transportation increased from 3.9% of total revenue, for the three months ended March 31, 1993, to 5.8% for the three months ended March 31, 1994, due to additional terminalling operations, contingency management activities, and other services supplied to third-party vessel owners.

          Results
          -------
          Operating expenses of $27.5 million for the three months ended March 31, 1994, decreased by $2.0 million, or 6.8%, from operating expenses of $29.5 million for the three months ended March 31, 1993. This decrease is primarily due to the streamlining measures initiated during the last quarter of 1993 and, to a lesser extent, to a reduction in the expense associated with chartering vessels from others.

          Other income in the three months ended March 31, 1993 includes a $3.8 million gain on the sale of fixed assets, primarily four small barges that were excess to expected future business needs.

          The adoption of FAS No. 109, Accounting for Income Taxes, caused the Partnership to recognize a net deferred income tax provision of $16.6 million for the three months ending March 31, 1993. The adoption of this accounting rule was prescribed by the conversion of the Partnership to corporate status, which occurred April 1, 1993.

          Net income of $2.0 million for the three months ended March 31, 1994, is $14.2 million higher than the net loss of $12.2 million for the three months ended March 31, 1993. The loss in 1993 was the result of the previously noted provision for deferred income taxes. Income before income taxes for the periods decreased to $3.2 million from $4.3 million in the comparable period last year. The decrease is due in part to the inclusion of gains on
          sales of fixed assets   in 1993, as noted above.

          Management expects that earnings in the second quarter will not match its first quarter results due to refinery maintenance and anticipated industry inventory management practices.

                         Part II:  OTHER INFORMATION

 ITEM 1.  Legal Proceedings
          -----------------
          None.

 ITEM 4.  Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          No matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise, during the quarter ended March 31, 1994.

 ITEM 6.  Exhibits and Reports on Form 8-K
          --------------------------------
 (a)      Exhibits
          No. 11 - Computation of Earnings Per Common Share.

 (b)      Reports on Form 8-K
          (1) No reports on Form 8-K were filed during the quarter ended March 31, 1994.

                             SIGNATURE





 Pursuant to the requirements of the Securities Exchange Act of

 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           MARITRANS INC.
                            (Registrant)




 By:  /s/        Gary L. Schaefer             Dated:  May 13, 1994
     ----------------------------------------
                 Gary L. Schaefer
      Vice President, Chief Financial Officer
           (Principal Financial Officer)


 By:  /s/       Walter T. Bromfield           Dated:  May 13, 1994
     ----------------------------------------
                Walter T. Bromfield
                     Controller
          (Principal Accounting Officer)