Form 10-Q
period 1994-06-30
MARITRANS INC/
filed 1994-08-15
CIK 810113

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC  20549

(Mark One)

 X   Quarterly Report Pursuant to Section 13 or 15(d) of the
- ---  Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 1994
                               -------------

                                    or

     Transition Report Pursuant to Section 13 or 15(d) of the
- ---  Securities Exchange Act of 1934

For the Transition Period from                 to
                               ---------------    -------------------

Commission File Number  1-9063
                      -------------

                               MARITRANS INC.
          -----------------------------------------------------
          (Exact name of registrant as specified in its charter)

DELAWARE                                          51-0343903
- --------                                      -------------------
(State or other jurisdiction of               (Identification No.
incorporation or organization)                 I.R.S. Employer)


ONE LOGAN SQUARE, 26TH FLOOR
 PHILADELPHIA, PENNSYLVANIA                          19103
- ------------------------------                    -----------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including
area code                                       (215) 864-1200
                                                --------------

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

                            Yes  X      No
                               -----      -----

         Common Stock outstanding as of June 30, 1994:  12,523,000
                                        -------------   ----------

                              MARITRANS INC.
                                  INDEX


PART I.   FINANCIAL INFORMATION                       PAGE NUMBER
- -------   ---------------------                       -----------

ITEM 1.   Financial Statements


          Condensed Consolidated Balance Sheets. . . . . . . . .1


          Consolidated Statements of Income. . . . . . . . . . .2


          Consolidated Statements of Cash Flows. . . . . . . . .4


          Notes to Condensed Consolidated Financial Statements .5


ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations. . . . .7


PART II.  OTHER INFORMATION
- --------  -----------------

ITEM 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . 12


ITEM 4.   Submission of Matters to a Vote of Security Holders. 12


ITEM 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 12


Signature  . . . . . . . . . . . . . . . . . . . . . . . . . . 13

                      PART I:  FINANCIAL INFORMATION

                              MARITRANS INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                  ($000)

                                                   JUNE 30, 1994   DECEMBER 31, 1993
                                                   -------------   -----------------
                                                    (unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                           $ 29,357              $ 22,422
  Marketable securities                                  4,775                     -
  Trade accounts receivable                             13,234                14,094
  Inventories                                            3,531                 4,968
  Prepaid expenses                                       4,136                 6,061
  Other current assets                                  11,724                13,144
                                                      --------              --------
    Total current assets                                66,757                60,689

Vessels, terminals and equipment                       260,265               262,176
  Less accumulated depreciation                         84,715                78,966
                                                      --------              --------
    Net vessels, terminals and equipment               175,550               183,210

Other                                                    8,360                 9,139
                                                      --------              --------

    Total assets                                      $250,667              $253,038
                                                      ========              ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Debt due within one year                               6,311                 6,311
  Trade accounts payable                                 2,622                 3,492
  Accrued interest                                       2,297                 2,382
  Accrued shipyard costs                                 6,741                 6,562
  Accrued wages and benefits                             5,050                 5,649
  Other accrued liabilities                              5,671                 6,954
                                                      --------              --------
    Total current liabilities                           28,692                31,350

Long-term debt                                         105,400               110,556
Deferred shipyard costs and other                       15,802                15,196
Deferred income taxes                                   22,857                21,062

Stockholders' equity                                    77,916                74,874
                                                      --------              --------

    Total liabilities and stockholders'
      equity                                          $250,667              $253,038
                                                      ========              ========

                See accompanying notes.

                              MARITRANS INC.
                     CONSOLIDATED STATEMENTS OF INCOME

                                (unaudited)

                     ($000, except per share amounts)


                                              APRIL 1 TO         APRIL 1 TO
                                            JUNE 30, 1994      JUNE 30, 1993
                                            -------------      -------------

Revenues                                          $29,522            $33,603

Costs and expenses:
  Operation expense                                15,500             19,264
  Maintenance expense                               5,239              5,213
  General and administrative                        1,726              2,729
  Depreciation and amortization                     3,793              3,825
                                                  -------            -------
    Total operating expenses                       26,258             31,031
                                                  -------            -------

Operating income                                    3,264              2,572

Interest expense, net                              (2,454)            (2,583)
Other income, net                                     830              1,183
                                                  -------            -------

Income before income taxes                          1,640              1,172


Income tax provision                                  624                533
                                                  -------            -------

Net income                                        $ 1,016            $   639
                                                  =======            =======

Earnings per common share                         $  0.08            $  0.05

                See accompanying notes.

                              MARITRANS INC.
                     CONSOLIDATED STATEMENTS OF INCOME

                                (unaudited)

                     ($000, except per share amounts)



                                           JANUARY 1 TO        JANUARY 1 TO
                                           JUNE 30, 1994       JUNE 30, 1993
                                           -------------       -------------

Revenues                                         $62,620            $ 65,820

Costs and expenses:
  Operation expense                               32,094              37,233
  Maintenance expense                             10,418              10,176
  General and administrative                       3,623               5,338
  Depreciation and amortization                    7,638               7,779
                                                 -------             -------

    Total operating expenses                      53,773              60,526
                                                 -------             -------

Operating income                                   8,847               5,294

Interest expense, net                             (4,996)             (5,255)
Other income, net                                  1,009               5,478
                                                 -------             -------

Income before income taxes                         4,860               5,517

Provision for income taxes:
  Provision for taxes                              1,818                 533
  Deferred taxes - resulting from Conversion           -              16,568
                                                 -------             -------

Net income (loss)                                $ 3,042            $(11,584)
                                                 =======            ========

Pro forma loss per share                         $   n/a            $  (0.93)

Earnings per common share                        $  0.24            $    n/a

                See accompanying notes.

                              MARITRANS INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                (unaudited)
                                  ($000)

                                                       JANUARY 1 TO        JANUARY 1 TO
                                                       JUNE 30, 1994       JUNE 30, 1993
                                                       -------------       -------------
Cash flows from operating activities:
  Net income (loss)                                          $ 3,042            $(11,584)

  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                            7,638               7,779
      Deferred income tax provision                            1,818              16,009
      Changes in current assets other
        than cash                                                867              (4,643)
      Changes in current liabilities
        other than debt                                       (2,658)               (653)
      Non-current changes, net                                 1,162               1,975
      (Gain)/loss on sale of equipment                            35              (4,865)
                                                             -------            --------

  Total adjustments to net income                              8,862              15,602
                                                             -------            --------

  Net cash provided by (used in) operating
    activities                                                11,904               4,018

Cash flows from investing activities:
  Cash proceeds from sale of equipment                         2,739               8,638
  Purchase of vessels, terminals and equipment                (2,552)             (8,623)
                                                             -------            --------

      Net cash provided by (used in)
        investing activities                                     187                  15
                                                             -------            --------

Cash flows from financing activities:
  Payment of long-term debt                                   (5,156)             (4,878)
                                                             -------            --------

      Net cash provided by (used in)
        financing activities                                  (5,156)             (4,878)
                                                             -------            --------

Net increase (decrease)
  in cash and cash equivalents                                 6,935                (845)
Cash and cash equivalents at beginning of
  period                                                      22,422              23,174
                                                             -------            --------
Cash and cash equivalents at end of period                   $29,357            $ 22,329
                                                             =======            ========

                See accompanying notes.

                              MARITRANS INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.  Basis of Presentation/Organization
    ----------------------------------
    At June 30, 1994, Maritrans Inc. owns Maritrans Operating Partners L.P. ("the Operating Partnership") and Maritrans Holdings Inc. (collectively, the "Company"). These subsidiaries, directly and indirectly, own and operate tugs and barges principally used in the transportation of oil and related products, and own and operate petroleum storage facilities.

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

2.  Common Shares and Limited Partner Units
    ---------------------------------------
    Earnings per common share for the quarters ended June 30, 1994 and 1993 and for the six months ended June 30, 1994, is based on 12,523,000 shares outstanding. The potential effect of outstanding stock options is not dilutive.

    Pro forma loss per share for the six months ended June 30, 1993 is based on 12,250,000 outstanding Limited Partner units prior to Conversion and 12,523,000 outstanding shares of Common Stock subsequent to Conversion.

3.  Income Taxes
    ------------
    The Company's effective tax rate differs from the federal statutory rate due primarily to state income taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ---------------------------------------------

        Liquidity and Capital Resources
        -------------------------------
        For the six months ended June 30, 1994, funds provided by operating activities and investing transactions were sufficient to fully meet debt service obligations and loan agreement restrictions. With conversion to corporate form, Maritrans is subject to corporate income taxes which may reduce cash flow from operations. As previously described, for financial accounting purposes, the conversion to corporate form was treated as a reorganization of affiliated entities, with the assets and liabilities recorded at their historical costs. In addition, the Partnership recognized, in the first quarter of 1993, a net deferred income tax liability for temporary differences in accordance with FAS No. 109, Accounting for Income Taxes.

        Management believes that in 1994 funds provided by operating activities, augmented by financing and investing transactions, will be sufficient to provide the funds necessary for operations, anticipated capital expenditures, lease payments and required debt repayments. At this time no dividends are scheduled to be made in 1994.

        Management believes capital expenditures in 1994 for improvements to its currently operating vessels and existing marine terminals will be less than $5 million compared to $17 million in 1993, when substantial expenditures were made for vessel productivity improvements and marine terminal facility purchases. However, the Company will continue to evaluate the potential purchase of marine storage terminals and other investments consistent with its long-term strategic interests, and the potential sources of funds for those potential investments. Total capital expenditures of the Company through June 30, 1994 were $2.6 million.

        Liquidity and Capital Indicators
        --------------------------------
        As of June 30, 1994:
        Ratio of current assets to current liabilities       2.33
        Working capital (in thousands)                    $38,065
        Ratio of total debt to the sum of total debt
          and stockholders' equity                            .59

        Working Capital Position
        ------------------------
        Working capital increased by $8.7 million from December 31, 1993 to June 30, 1994. Current assets increased as a result of a significant increase in cash and cash equivalent balances generated from operating activities. Current liabilities decreased due to a decline in trade accounts payable and other accrued liabilities. Current assets increased due to the purchase of marketable securities offset by declines in inventory and prepaid expenses.
        The ratio of current assets to current liabilities increased from
        1.94 at December 31, 1993 to 2.33 at June 30, 1994.

        Debt Obligations and Borrowing Facility
        ---------------------------------------
        At June 30, 1994, the Company had $111.7 million in total outstanding debt, secured by mortgages on substantially all of the fixed assets of the subsidiaries of the Corporation. The current portion of this debt at June 30, 1994 is $6.3 million. The Company has a $10 million working capital facility, secured by its receivables and inventories, which expires June 30, 1995. At June 30, 1994 there were no borrowings against this facility.

        RESULTS OF OPERATIONS
        ---------------------
        Three Month Comparison
        ----------------------
        Revenues
        --------
        Revenues of $29.5 million for the three months ended June 30, 1994, decreased by $4.1 million, or 12.2%, from revenues of $33.6 million for the three months ended June 30, 1993. Barrels of cargo transported decreased by 7 million barrels, from 66 million to 59 million, respectively. The decline in revenue and volume is the result of the elimination of a vessel which was chartered during most of 1993 and generally softer market conditions relative to the marine transportation of refined petroleum products. Revenue from sources other than marine transportation increased from 6.2% of total revenue, for the three months ended June 30, 1993, to 7.8% for the three months ended June 30, 1994, due to additional terminalling operations, contingency management activities, and other services supplied to third-party vessel owners.

        Results
        -------
        Operating expenses of $26.3 million for the three months ended June 30, 1994, decreased by $4.7 million, or 15.2%, from operating expenses of $31.0 million for the three months ended June 30, 1993. This decrease is primarily due to a reduction in the expense associated with chartering vessels from others and, to a lesser extent, to the streamlining measures initiated during the last quarter of 1993. Savings from the substantial reduction of expense associated with chartering vessels is expected to continue for the balance of 1994.

        Other income in the three months ended June 30, 1993 includes a $1.0 million gain on the sale of fixed assets, primarily a small barge that was excess to expected future business needs.

        Net income for the quarter ended June 30, 1994 increased by $0.4 million from $0.6 million for the quarter ended June 30, 1993 to $1.0 million as the result of significantly lower operating costs.

        Six Month Comparison
        --------------------
        Revenues
        --------
        Revenues of $62.6 million for the six months ended June 30, 1994 decreased $3.2 million, or 4.9% from revenues of $65.8 million for the six months ended June 30, 1993. Barrels of cargo transported decreased by 8 million barrels, from 127 million barrels at June 30, 1993 to 119 million at June 30, 1994. Although the decline in volume has been the most significant factor for the decrease in revenues for the quarter ended June 30, 1994, continued price competition and relatively softer market conditions have also contributed to decline in revenue for the first six months of 1994. Revenue from sources other than marine transportation increased from 5.4% of total revenue, for the six months ended June 30, 1993, to 7.4% for the six months ended June 30, 1994, due to additional terminalling operations, contingency management activities, and other services supplied to third-party vessel owners.

        Results
        -------
        Operating expenses of $53.8 million for the six months ended June 30, 1994 decreased by $6.7 million, or 11.1% from operating expense of $60.5 million for the six months ended June 30, 1993. This decrease is primarily due to the aforementioned streamlining measures and to the substantial reduction in the expense associated with chartering vessels from others incurred in the 1993 period when shipyard scheduling took owned vessels out of service for maintenance and productivity improvements.

        Other Income for the six months ended June 30, 1993 includes a $4.8 million gain on the sale of fixed assets, primarily five small barges that were excess to the Company's expected future business needs.

        The adoption of FAS No. 109, Accounting for Income Taxes, caused the Partnership to recognize a net deferred income tax provision of $16.6 million for the three months ending March 31, 1993. The adoption of this accounting rule was prescribed by the conversion of the Partnership to corporate status, which occurred April 1, 1993.

        Net income of $3.0 million for the six months ended June 30, 1994, is $14.6 million higher than the net loss of $11.6 million for the six months ended June 30, 1993. The loss in 1993 was the result of the previously noted provision for deferred income taxes. Income before income taxes for the periods decreased to $4.9 million from $5.5 million in the comparable period last year. The decrease is due in part to the inclusion of gains of $4.8 million on sales of fixed assets in 1993, as noted above.

        Management expects earnings in the third quarter to continue at levels near second quarter results. However, improved earnings may be realized during the remainder of the year, and particularly in the fourth quarter, as new distribution patterns made necessary by reformulated gasoline requirements may increase demand, in the near term, for marine transportation of petroleum products. These market conditions may be further aided by expected modest scrappings of Maritrans' competitors' oldest vessels caused by the Oil Pollution Act of 1990.

                           Part II:  OTHER INFORMATION

ITEM 1. Legal Proceedings
        -----------------
        None.

ITEM 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
        The Company held its Annual Meeting of Stockholders of the Registrant on May 12, 1994 to vote upon 1) the election of two directors, Stephen A. Van Dyck and Robert E. Boni, to serve for three year terms and 2) a proposal to approve Amendments to the Maritrans Inc. Equity Compensation Plan and grants of stock options thereunder (the "Proposal"), as described in the Registrant's Proxy Statement dated March 30, 1994. At the time of the meeting, 12,523,000 shares of Common Stock were issued and outstanding and entitled to vote on the aforementioned matters. At the meeting, 8,209,920 shares voted in favor of the election of Mr. Van Dyck, and 203,765 shares abstained (including broker non-votes) and 8,209,890 shares voted in favor of the election of Dr. Boni, and 203,795 shares abstained (including broker non-votes). Dr. Dorman and Messrs. Johnson, Lindsay and Sanborn will continue to serve their unexpired terms as directors of the Company. At the meeting, 7,360,725 shares voted in favor of the Proposal, 984,196 shares voted against the Proposal, and 68,764 shares abstained (including broker non-votes).

ITEM 6. Exhibits and Reports on Form 8-K
        --------------------------------
(a)     Exhibits
        No. 11 - Computation of Earnings Per Common Share.

(b)     Reports on Form 8-K
        (1) No reports on Form 8-K were filed during the quarter ended June 30, 1994.

                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 MARITRANS INC.
                                 (Registrant)




By:      /s/     Gary L. Schaefer                Dated:  August 12, 1994
       -------------------------------
             Gary L. Schaefer
   Vice President, Chief Financial Officer
       (Principal Financial Officer)


By:      /s/     Walter T. Bromfield             Dated:  August 12, 1994
       -------------------------------
             Walter T. Bromfield
                 Controller
         (Principal Accounting Officer)