Form 10-Q
period 1994-09-30
MARITRANS INC/
filed 1994-11-14
CIK 810113

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

(Mark One)

 X
- - - ---    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

For the Quarterly Period ended September 30, 1994

                                       or

- - - ---   Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

For the Transition Period from ---------- to --------------

Commission File Number  1-9063


                                 MARITRANS INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                              51-0343903
             --------                              ----------
(State or other jurisdiction of                (Identification No.
incorporation or organization)                   I.R.S. Employer)


ONE LOGAN SQUARE, 26TH FLOOR
 PHILADELPHIA, PENNSYLVANIA                           19103
- - - ---------------------------                        ----------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including
area code                                       (215) 864-1200
                                                --------------

                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

                                    Yes X         No
                                       ----           -----

         Common Stock outstanding as of September 30, 1994: 12,526,692

                                                  MARITRANS INC.
                                                       INDEX




PART I.          FINANCIAL INFORMATION                              PAGE NUMBER
- - - -------          ---------------------                              -----------

ITEM 1.          Financial Statements


                 Condensed Consolidated Balance Sheets........................1


                 Consolidated Statements of Income............................2


                 Consolidated Statements of Cash Flows........................4


                 Notes to Condensed Consolidated Financial Statements.........5


ITEM 2.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations................7


PART II.         OTHER INFORMATION
- - - -------          -----------------

ITEM 1.          Legal Proceedings...........................................12


ITEM 6.          Exhibits and Reports on Form 8-K............................12


Signature        ............................................................13

                         PART I: FINANCIAL INFORMATION

                                 MARITRANS INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ($000)


                                                          SEPT. 30,    DEC. 31,
                                                             1994        1993
                                                           -------     -------
                                                                (unaudited)
ASSETS
- - - ------
Current assets:
    Cash and cash equivalents ........................     $ 29,594     $ 22,422
    Investments held-to-maturity .....................        7,435         --
    Trade accounts receivable ........................       11,519       14,094
    Inventories ......................................        3,548        4,968
    Prepaid expenses .................................        6,292        6,061
    Other current assets .............................       12,182       13,144
                                                           --------     --------
         Total current assets ........................       70,570       60,689

Vessels, terminals and equipment .....................      259,889      262,176
    Less accumulated depreciation ....................       88,022       78,966
                                                           --------     --------
         Net vessels, terminals and equipment ........      171,867      183,210

Other ................................................        8,293        9,139
                                                           --------     --------

         Total assets ................................     $250,730     $253,038
                                                           ========     ========


LIABILITIES AND STOCKHOLDERS' EQUITY
- - - ------------------------------------
Current liabilities:
    Debt due within one year .........................     $  6,033     $  6,311
    Trade accounts payable ...........................        1,775        3,492
    Accrued interest .................................        4,596        2,382
    Accrued shipyard costs ...........................        5,535        6,562
    Accrued wages and benefits .......................        5,428        5,649
    Other accrued liabilities ........................        5,304        6,954
                                                           --------     --------
         Total current liabilities ...................       28,671       31,350

Long-term debt .......................................      105,100      110,556
Deferred shipyard costs and other ....................       13,810       15,196
Deferred income taxes ................................       23,733       21,062

Stockholders' equity .................................       79,416       74,874
                                                           --------     --------

    Total liabilities and stockholders'
         equity ......................................     $250,730     $253,038
                                                           ========     ========
                            See accompanying notes.

                                 MARITRANS INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                  (unaudited)

                        ($000, except per share amounts)





                                                     JULY 1 TO       JULY 1 TO
                                                  SEPT. 30, 1994  SEPT. 30, 1993
                                                  --------------  --------------

Revenues .......................................       $ 30,106         $ 31,044

Costs and expenses:
    Operation expense ..........................         15,169          17,643
    Maintenance expense ........................          4,762           5,201
    General and administrative .................          1,861           2,754
    Depreciation and amortization ..............          3,922           4,224
                                                       --------        --------

    Total operating expenses ...................         25,714          29,822
                                                       --------        --------

Operating income ...............................          4,392           1,222

Interest expense, net ..........................         (2,463)         (2,563)
Other income, net ..............................            426           1,379
                                                       --------        --------

Income before income taxes .....................          2,355              38

Income tax provision ...........................            873              14
                                                       --------        --------

Net income .....................................       $  1,482        $     24
                                                       ========        ========


Earnings per common share ......................       $   0.12        $   0.00






                            See accompanying notes.

                                 MARITRANS INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                  (unaudited)

                        ($000, except per share amounts)





                                                 JANUARY 1 TO    JANUARY 1 TO
                                                SEPT. 30, 1994  SEPT. 30, 1993
                                                --------------  --------------

Revenues ......................................     $ 92,726         $ 96,864

Costs and expenses:
    Operation expense .........................       47,263           54,876
    Maintenance expense .......................       15,180           15,377
    General and administrative ................        5,484            8,092
    Depreciation and amortization .............       11,560           12,003
                                                      ------           ------

    Total operating expenses ..................       79,487           90,348
                                                      ------           ------

Operating income ..............................       13,239            6,516

Interest expense, net .........................       (7,459)          (7,818)
Other income, net .............................        1,435            6,857
                                                      ------           ------

Income before income taxes ....................        7,215            5,555

Provision for income taxes:
    Provision for taxes .......................        2,691              547
    Deferred taxes - resulting from Conversion          --             16,568
                                                      ------           ------

Net income (loss) .............................     $  4,524         $(11,560)
                                                      ======           ======


Pro forma loss per share ......................     $    n/a           $(0.92)

Earnings per common share .....................     $   0.36           $  n/a

                            See accompanying notes.

                                 MARITRANS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (unaudited)
                                     ($000)

                                                  JANUARY 1 TO     JANUARY 1 TO
                                                 SEPT. 30, 1994   SEPT. 30, 1993
                                                 --------------   --------------
Cash flows from operating activities:
    Net income (loss) ..............................      $ 4,524      $(11,560)

    Adjustments  to  reconcile  net  income
     to net cash  provided  by (used in)
     operating activities:
         Depreciation and amortization .............       11,560        12,003
         Deferred income tax provision .............        2,691        17,512
         Changes in current assets other
          than cash ................................        4,726        (7,927)
         Changes in current liabilities
          other than debt ..........................       (2,401)       (1,490)
         Non-current changes, net ..................         (840)         (898)
         (Gain)/loss on sale of equipment ..........          136        (6,115)
                                                        ---------     ---------

    Total adjustments to net income ................       15,872        13,085
                                                        ---------     ---------

    Net cash provided by (used in) operating
     activities ....................................       20,396         1,525

Cash flows from investing activities:
    Aquisition of investments held-to-maturity .....       (7,435)         --
    Cash proceeds from sale of equipment ...........        2,816        17,627
    Purchase of vessels, terminals and equipment ...       (2,871)      (14,371)
                                                        ---------     ---------

         Net cash provided by (used in)
          investing activities .....................       (7,490)        3,256
                                                        ---------     ---------

Cash flows from financing activities:
    Payment of long-term debt ......................       (5,734)       (5,455)
                                                        ---------     ---------

         Net cash provided by (used in)
          financing activities .....................       (5,734)       (5,455)
                                                        ---------     ---------

Net increase (decrease)
 in cash and cash equivalents ......................        7,172          (674)
Cash and cash equivalents at beginning of
 period ............................................       22,422        23,174
                                                        ---------     ---------
Cash and cash equivalents at end of period .........    $  29,594     $  22,500
                                                        =========     =========
                            See accompanying notes.

                                 MARITRANS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. Basis of Presentation/Organization

At September 30, 1994, Maritrans Inc. owns Maritrans Operating Partners L.P. ("the Operating Partnership") and Maritrans Holdings Inc. (collectively, the "Company"). These subsidiaries, directly and indirectly, own and operate tugs and barges principally used in the transportation of oil and related products, and own and operate petroleum storage facilities.

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

2.  Common Shares and Limited Partner Units

Earnings per common share for the quarter ended September 30, 1994 is based on the average number of common shares outstanding of 12,526,692. For the nine months ended September 30, 1994, the average number of common shares outstanding is 12,524,244. For the quarter ended September 30, 1993 earnings per common share is based on 12,523,000 shares outstanding. The potential effect of outstanding stock options is not dilutive.

Pro forma loss per share for the nine months ended September 30, 1993 is based on 12,250,000 outstanding Limited Partner units prior to Conversion and 12,523,000 outstanding shares of Common Stock subsequent to Conversion.

3.  Income Taxes

The Company's effective tax rate differs from the federal statutory rate due primarily to state income taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FNANCIAL CONDITION AND RESULTS OF OPERATIONS

        Liquidity and Capital Resources

        For the nine months ended September 30, 1994, funds provided by operating activities were sufficient to fully meet debt service obligations and loan agreement restrictions. With conversion to corporate form, Maritrans is subject to corporate income taxes which may reduce cash flow from operations. As previously described, for financial accounting purposes, the conversion to corporate form was treated as a reorganization of affiliated entities, with the assets and liabilities recorded at their historical costs. In addition, the Partnership recognized, in the first quarter of 1993, a net deferred income tax liability for temporary differences in accordance with FAS No. 109, Accounting for Income Taxes.

        Management believes that in 1994 funds provided by operating activities, augmented by financing and investing transactions, will be sufficient to provide the funds necessary for operations, anticipated capital expenditures, lease payments and required debt repayments. On November 8, 1994 the Company declared a dividend of $.02 per share that will be payable on December 12, 1994, to shareholders of record on November 28, 1994. Management expects the dividend to continue quarterly.

        Management believes capital expenditures in 1994 for improvements to its currently operating vessels and existing marine terminals will be less than $5 million compared to $17 million in 1993, when substantial expenditures were made for vessel productivity improvements and marine terminal facility purchases. However, the Company will continue to evaluate the potential purchase of marine storage terminals and other investments consistent with its long-term strategic interests, and the potential sources of funds for those potential investments. Total capital expenditures of the Company through September 30, 1994 were $2.9 million.

       Liquidity and Capital Indicators
        As of September 30, 1994:
       Ratio of current assets to current liabilities                       2.46
       Working capital (in thousands)                                    $41,899
       Ratio of total debt to the sum of total debt
        and stockholders' equity                                             .58

       Working Capital Position

       Working capital increased by $12.6 million from December 31, 1993 to September 30, 1994. Current assets increased as a result of a significant increase in cash and marketable securities balances resulting from operating activities and the aforementioned decline in capital expenditures. Decreases in trade accounts receivables and inventories have also contributed to the Company's cash position. Current liabilities decreased due to declines in trade accounts payable, accrued shipyard costs and other accrued liabilities partially offset by the increase in accrued interest, which is the result of the timing of payments. The ratio of current assets to current liabilities increased from 1.94 at December 31, 1993 to 2.46 at September 30, 1994.

       Debt Obligations and Borrowing Facility

       At September 30, 1994, the Company had $111.1 million in total outstanding debt, secured by mortgages on substantially all of the fixed assets of the subsidiaries of the Corporation. The current portion of this debt at September 30, 1994 is $6.0 million. The Company has a $10 million working capital facility, secured by its receivables and inventories, which expires June 30, 1995. At September 30, 1994 there were no borrowings against this facility.

       RESULTS OF OPERATIONS

       Three Month Comparison

       Revenues

       Revenues of $30.1 million for the three months ended September 30, 1994, decreased by $0.9 million, or 3.0%, from revenues of $31.0 million for the three months ended September 30, 1993. Barrels of cargo transported increased by 4 million barrels, from 56 million to 60 million, respectively. The decline in revenue despite the increase in volume is the result of the generally softer market conditions relative to the marine transportation of refined petroleum products. Revenue from sources other than marine transportation, which includes terminalling operations, contingency management activities and other services supplied to third-party vessel owners, remained constant at 5.7% of total revenue for the three months ended September 30, 1994 and 1993.

       Results

       Operating expenses of $25.7 million for the three months ended September 30, 1994 decreased by $4.1 million, or 13.7%, from operating expenses of $29.8 million for the three months ended September 30, 1993. This decrease is primarily due to a reduction in the expense associated with chartering vessels from others and, to a lesser extent, to the streamlining measures initiated during the last quarter of 1993. Savings from the substantial reduction of expense associated with chartering vessels is expected to continue for the balance of 1994.

       Other income in the three months ended September 30, 1993 includes a $1.2 million gain on the sale/liquidation of equipment.

       Net income for the quarter ended September 30, 1994 increased by $1.5 million from $24 thousand for the quarter ended September 30, 1993 to $1.5 million as the result of significantly lower operating costs.

       Nine Month Comparison

       Revenues

       Revenues of $92.7 million for the nine months ended September 30, 1994 decreased $4.2 million, or 4.3% from revenues of $96.9 million for the nine months ended September 30, 1993. Barrels of cargo transported decreased by 4 million barrels, from 183 million barrels at September 30, 1993 to 179 million at September 30, 1994.

       Continued price competition and relatively softer market conditions have been the most significant factors in the decline in revenue for the nine months ended September 30, 1994. Revenue from sources other than marine transportation increased from 4.9% of total revenue for the nine months ended September 30, 1993 to 5.9% for the nine months ended September 30, 1994, due to additional terminalling operations, contingency management activities and other services supplied to third-party vessel owners.

       Results

       Operating expenses of $79.5 million for the nine months ended September 30, 1994 decreased by $10.8 million, or 12.0% from operating expense of $90.3 million for the nine months ended September 30, 1993. This decrease is primarily due to the substantial reduction in the expense associated with chartering vessels from others incurred in the 1993 period when shipyard scheduling took owned vessels out of service for maintenance and productivity improvements. The aforementioned streamlining measures are also a significant factor in the decrease in operating expenses.

       Other income for the nine months ended September 30, 1993 includes a $6.1 million gain on the sale/liquidation of equipment, including five of the Company's smaller barges and three smaller tugs that were excess to its expected future business needs. Additionally, the Company received insurance proceeds for the constructive total loss of its barge involved in a collision off the coast of Florida.

       The adoption of FAS No. 109, Accounting for Income Taxes, caused the Partnership to recognize a net deferred income tax provision of $16.6 million for the three months ending March 31, 1993. The adoption of this accounting rule was prescribed by the conversion of the Partnership to corporate status, which occurred April 1, 1993.

       Net income of $4.5 million for the nine months ended September 30, 1994, is $16.1 million higher than the net loss of $11.6 million for the nine months ended September 30, 1993. The loss in 1993 was the result of the previously noted provision for deferred income taxes.

       Income before income taxes for the periods increased to $7.2 million from $5.6 million in the comparable period last year. The increase is due to the reduction in operating costs, as noted above.

       Management expects earnings in the fourth quarter to continue at levels near third quarter results. Improved earnings may be realized, however, as new distribution patterns made necessary by reformulated gasoline requirements may increase demand, in the near term, for marine transportation of petroleum products.

                           Part II: OTHER INFORMATION

ITEM 1.  Legal Proceedings
         None.


ITEM 6. Exhibits and Reports on Form 8-K
(a)     Exhibits
        No. 11 - Computation of Earnings Per Common Share.

(b)     Reports on Form 8-K
        (1) No reports on Form 8-K were filed during the quarter ended September 30, 1994.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 MARITRANS INC.
                                  (Registrant)




By:  /s/        Gary L. Schaefer                        Dated: November 14, 1994
     -------------------------------------
                Gary L. Schaefer
     Vice President, Chief Financial Officer
          (Principal Financial Officer)


By:  /s/      Walter T. Bromfield                       Dated: November 14, 1994
     -------------------------------------
              Walter T. Bromfield
                  Controller
         (Principal Accounting Officer)