Form 10-K405
MARITRANS INC /DE/
filed 1995-03-30
CIK 810113

=============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                    ------
                                  FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the Fiscal Year Ended December 31, 1994
                                      or
[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 [No Fee Required]

For the Transition Period from _______ to_________

Commission File Number 1-9063
                                    ------

                                MARITRANS INC.
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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.
Yes [X] No [ ]

As of March 14, 1995, the aggregate market value of the voting stock held by non-affiliates of the registrant was $70,811,296. As of March 14, 1995, Maritrans Inc. had 12,529,628 shares of common stock outstanding.

                     Documents Incorporated By Reference

Part III incorporates information by reference from the Proxy Statement for Annual Meeting of Stockholders to be held on May 10, 1995.

                     Exhibit Index is located on page 33.

=============================================================================

                                  FORM 10-K

                               MARITRANS INC.
                              TABLE OF CONTENTS

                                    PART I

                                                                                                      Page
                                                                                                      ----
Item 1.                 Business ...................................................................     1

Item 2.                 Properties .................................................................     9

Item 3.                 Legal Proceedings ..........................................................    10

Item 4.                 Submission of Matters to a Vote of Security Holders ........................    11

                                                  PART II

Item 5.                 Market for the Registrant's Common Equity and Related Stockholder Matters ..    12

Item 6.                 Selected Financial Data ....................................................    13

Item 7.                 Management's Discussion and Analysis of Financial Condition and Results of
                        Operations .................................................................    13

Item 8.                 Financial Statements and Supplemental Data .................................    17

Item 9.                 Changes in and Disagreements with Accountants on Accounting and Financial
                        Disclosure  ................................................................    29

                                                 PART III

Item 10.                Directors and Executive Officers of the Registrant .........................    29

Item 11.                Executive Compensation .....................................................    31

Item 12.                Security Ownership of Certain Beneficial Owners and Management .............    31

Item 13.                Certain Relationships and Related Transactions  ............................    31

                                                  PART IV

Item 14.                Exhibits, Financial Statement Schedules and Reports on Form 8-K .............   32

Signatures              .............................................................................   35


                                    PART I

ITEM 1. BUSINESS

GENERAL

   Maritrans Inc. (the "Corporation" or the "Registrant"), together with its predecessor, Maritrans Partners L.P. (the "Partnership"), herein called "Maritrans," has historically served the petroleum and petroleum product industry by providing marine transportation services along the East and Gulf Coasts of the United States utilizing its barges and tugboats. Maritrans has recently broadened its participation in the industry it serves by adding marine terminal facilities and distribution coordination.

STRUCTURE

   Current. The Registrant is a Delaware corporation whose common stock ("Common Stock") is publicly traded. The Registrant conducts most of its marine transportation business activities through Maritrans Operating Partners L.P. and Maritrans General Partner Inc., wholly owned subsidiaries of the Registrant. Most of the Registrant's terminalling and distribution services are conducted through subsidiaries of Maritrans Holdings Inc., a wholly owned subsidiary of the Registrant.

   Direct and indirect subsidiaries of the Registrant, including special purpose subsidiaries, are:

     Maritrans Operating Partners L.P. (the "Operating Partnership") Maritrans General Partner Inc.
     Maritrans Holdings Inc.
     Maritrans Distribution Services Inc.
     Maritrans Barge Co.
     Response Members Inc.
     Maritrans Capital Corp.
     Response Services Inc.
     CCF Acquisition Corp.
     Maritank Philadelphia Inc.
     Inter-Cities Navigation (Texas) Corp.
     Maritank Maryland Inc.
     Interstate Towing (Texas) Co.
     Maritank Inc.
     Maritank Tampa Inc.
     Maritrans Eastern Inc.
     Maritrans Inland Inc.
     Maritrans Gulf Inc.

   Historical. Founded in the 1850's and incorporated in 1928 under the name Interstate Oil Transport Company, Maritrans' predecessor was one of the first tank barge operators in the United States, with a fleet which increased in size and capacity as United States consumption of petroleum products increased. On December 31, 1980, Maritrans' predecessor operations and its tugboat and barge affiliates were acquired by Sonat Inc. ("Sonat"). On April 14, 1987, Maritrans acquired the tug and barge business and related assets from Sonat. On March 31, 1993, the limited partners of the Partnership voted on a proposal to convert the Partnership to corporate form (the "Conversion"). The proposal was approved, and on April 1, 1993, Maritrans Inc., then a newly-formed Delaware corporation, succeeded to all assets and liabilities of the Partnership. The holders of general and limited partnership interests in the Partnership and in the Operating Partnership were issued shares of Common Stock, par value $.01 per share, of the Corporation, representing substantially the same percentage equity interest in the Corporation as they had in the Partnership, directly or indirectly, in exchange for their partnership interest. Each previously held Unit of Limited Partnership Interest in the Partnership was exchanged for one share of Common Stock of the Corporation. For financial accounting purposes, the conversion to corporate form has been treated as a reorganization of affiliated entities, with the assets and liabilities recorded at their his-toical costs. In addition, the Partnership recognized a net deferred income tax liability for temporary differences in accordance with Statement of Financial Accounting Standard ("FAS") No. 109, "Accounting for Income Taxes," which resulted in a one-time charge to earnings of $16.6 million in the first quarter of 1993.

   Overview. Since 1981, Maritrans and its predecessors have transported annually over 200 million barrels of crude oil and refined petroleum products. Based on its internal research regarding competition, Maritrans believes that it is one of the largest United States marine transporters of petroleum and petroleum products in the U.S. Coastwise Jones Act trade (i.e. from point-to-point within the United States), excluding affiliates of integrated oil companies, and that it owns one of the largest domestic fleets of U.S. flag oceangoing tank barges.

   Maritrans operates a fleet of tank barges and tugboats and two terminal facilities. Its largest barge has a capacity of approximately 400,000 barrels, and its current operating barge fleet capacity aggregates approximately 4 million barrels. Operating fleet capacity will increase by approximately 300,000 barrels when the Company's most recent acquisition, the MARITRANS 300, is placed in service in the second quarter of 1995. Aggregate capacity at Maritrans' terminal facilities totals approximately 1.2 million barrels.

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

   In June 1991, Maritrans, through a subsidiary, Maritank Philadelphia Inc. ("MPI"), acquired a one-million barrel, deepwater marine terminal located in Philadelphia. This facility is a full-service petroleum product terminal able to receive, store and subsequently redistribute product by pipeline, tank vessel and truck. This facility is also capable of performing cleaning of petroleum carrying vessels. Under current law, a vessel owner is jointly and severally liable with the barge cleaning contractor and the waste disposal contractor in the event that either such contractor improperly disposes of any portion of tank cleaning residues from the vessel which is hazardous. Not only have the tank cleaning rates paid by Maritrans to third parties been increasing substantially, but, in addition, Maritrans believes that at least some of these sources for tank cleaning will not continue to be available in the future. Management believes the ability to control the cleaning of its vessels lessens its environmental exposure, as discussed above, since it can control this activity. Maritrans also believes that this facility provides it with a long-term strategic advantage since it is able to assure itself of the availability of these services at a reasonable cost and, by controlling the facility, it is able to ensure that it can manage vessel turn-around time, thereby increasing vessel availability, and that the facility is operated in an environmentally sound manner.

   In January 1992, Maritrans restructured its marine operations into three divisions -- Eastern, Inland and Gulf, supported by executive and service units. The three divisions also provide marketing, logistical, and operational support for Maritrans' vessels, which are assigned to divisions based on market conditions. This divisional restructuring was designed to move Maritrans closer to its markets and customers, improve productivity and efficiency in operations and permit more rapid decisions and responses to changing conditions.

   The Gulf Division, headquartered in Tampa, Florida, provides marine transportation services for petroleum products from refineries located in Texas, Louisiana and Mississippi to distribution points along the Gulf and Atlantic Coasts generally south of Cape Hatteras, North Carolina and particularly into Florida. The Eastern Division, supported by a major fleet center in Philadelphia, Pennsylvania, transports petroleum products from East Coast refineries (primarily located in and near Philadelphia) and pipeline terminals located in the New York Harbor area to distribution terminals primarily located along the Eastern Seaboard between the Canadian Mari-time Provinces and Norfolk, Virginia. Maritrans also provides lightering services for large tank ships (a process of off-loading crude oil or petroleum products from an inbound tanker into barges, thereby enabling the tanker to navigate draft-restricted rivers and ports to discharge cargo at a refinery or storage and distribution terminal). The Inland Division is also supported by fleet center operations in Philadelphia, Pennsylvania, and transports petroleum products and chemicals between refineries and distribution points along the Delaware River and in the Chesapeake Bay. In 1993, the Inland Division and Maritank Maryland Inc., which owns a marine terminal in Salisbury, Maryland, began to provide distribution services through petroleum exchange agreements with customers requiring both marine transportation and terminalling services. The petroleum exchange agreements are structured so that Maritrans bears none of the exposure to fluctuations in inventory price movements.

   In early 1993, Maritank Maryland Inc. ("MMI") was established as an indirect subsidiary of the Registrant. MMI provides marine terminalling and, together with the Inland Division, distribution services in Salisbury, Maryland. Maritrans also established an office in Houston, Texas in 1993 in conjunction with efforts it is undertaking to expand its distribution services.

   Also, in early 1993, Marispond Inc. ("Marispond") was established as an indirect subsidiary of the Registrant. Marispond provides a series of services, most of which arise from requirements of the Oil Pollution Act of 1990 ("OPA"). These services include oil spill contingency planning, response management and other services on a contract basis to Maritrans and other vessel owners from around the world whose vessels call on United States ports. In December of 1994 Marispond was sold to the senior executives of Marispond, which will enable Maritrans to focus on its core distribution services business. Marispond will continue to provide services to Maritrans under a multi-year contract.

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

   In light of the potential liabilities of oil companies and other shippers of petroleum products under OPA and analogous state laws, management believes that some shippers have begun to select transporters in larger measure than in the past on the basis of a demonstrated record of safe operations. Maritrans believes that the measures it has implemented in the last five years to promote higher quality operations and its longstanding commitment to safe transportation of petroleum products benefits its marketing efforts with these shippers.

   In 1994, approximately 80 percent of Maritrans' revenues were generated from ten customers. In 1994, contracts with Chevron U.S.A., Inc. (including affiliates), Sun Oil Company, BP Oil Shipping Company, USA (including affiliates) and Star Enterprise accounted in the aggregate for approximately 15 percent, 13 percent, 11 percent and 10 percent, respectively, of Maritrans' revenues. There could be a material adverse effect on Maritrans if any of these customers were to cancel or terminate its various agreements with Maritrans. Management believes that cancellation or termination of all of its business with any of its larger customers is unlikely.

COMPETITION AND COMPETITIVE FACTORS

    Overview. The maritime petroleum transportation industry is highly competitive. The Jones Act, a federal law, restricts United States point-to-point maritime shipping to vessels built in the United States, owned by U.S. citizens and manned by U.S. crews. In Maritrans' market areas, its primary direct competitors are the operators of U.S. flag oceangoing barges and U.S. flag tankers. In the Gulf market, the primary competitors are the fleets of both other independent petroleum transporters and integrated oil companies. In the Eastern and Inland market, management believes, based on its extensive knowledge and experience in the industry, that Maritrans primarily competes with other independent oceangoing barge operators and with the captive fleets of integrated oil companies and, in lightering operations, competes with foreign-flag operators which lighter offshore. Some of the integrated oil company fleets with which Maritrans competes are larger than Maritrans' fleet. Additionally, in certain geographic areas and in certain business activities, Maritrans competes with the operators of petroleum product pipelines. Competitive factors which also affect Maritrans include the output of United States refineries and the importation of petroleum products.

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

   Maritrans is engaged in several different market activities. A significant portion of its revenues in 1994 was generated in the coastal transportation of petroleum products from refineries or pipeline terminals in the Gulf of Mexico to ports which are not served by pipelines. Management believes that the optimal vessel size suited to serve these ports is between 20,000 deadweight tons ("DWT") (approximately 160,000 barrels) and 40,000 DWT (approximately 320,000 barrels). Maritrans currently operates six barges in this size range in this market, which comprises a significant number of the vessels able to compete in this market. The relatively large size of Maritrans' fleet generally provides greater flexibility in meeting customers' needs.

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

   General Agreement on Trade in Services ("GATS") and North American Free Trade Agreement ("NAFTA").

   The possible inclusion of maritime services within the scope of the GATS and the NAFTA was the subject of discussion in the concluded Uruguay Round of GATS negotiations and NAFTA negotiations. Maritime services are the subject of continuing GATS negotiations. If maritime services were deemed to include cabotage (vessel trade or marine transportation between two points within the same country) and were included in any of these multi-national trade agreements, the result would be to open the Jones Act trade, (i.e., transportation of maritime cargo between U.S. ports in which Maritrans and other U.S. vessel owners operate) to foreign-flag vessels which would operate at lower costs. Maritrans understands that cabotage will not be included in the GATS and the NAFTA in the foreseeable future; however, the possibility exists that cabotage could be included in the GATS, NAFTA or other international trade agreement, in the future. In the meantime, Maritrans and the maritime industry will continue to resist vigorously the inclusion of cabotage in the GATS, NAFTA and any other international trade agreements.

   The U.S. Administration recently announced support for a proposal to export Alaskan crude oil on U.S. built and manned vessels. The proposal will require action by the U.S. Congress before implementation. While Maritrans does not believe that this step will materially affect the vessel capacity competing against Maritrans in the Jones Act trades, it could have an adverse impact on the current status of the Jones Act in the context of future international trade developments.

   Refined Product Pipelines. Existing refined product pipelines generally are the lowest incremental cost method for the long-haul movement of petroleum and refined petroleum products. Other than the Colonial Pipe-line system, which originates in Texas and terminates at New York Harbor, the Plantation Pipeline, which originates in Louisiana and terminates in Washington D.C., and smaller regional pipelines between Philadelphia and New York, there are no pipelines carrying refined petroleum products to the major storage and distribution facilities currently served by Maritrans. While the Colonial Pipeline system reduces the amount of refined product transported into the New York area by ship, it provides an origination point for Maritrans' business of transporting such products from New York Harbor to New England ports. Management believes that high capital costs, tariff regulation and environmental considerations make it unlikely that a new refined product pipeline system which would have a material adverse effect on Maritrans' business will be built in its market areas in the foreseeable future. It is possible, however, that, as noted above, new pipeline segments (including pipeline segments that connect with existing pipeline systems) could be built or that existing pipelines could be converted to carry refined petroleum products, either of which could effectively compete with Maritrans in particular locations.

   Natural Gas Pipelines. In December 1991, a 370 mile natural gas pipeline from the Canadian border to the northeastern United States markets was completed. The operation of this pipeline increased the amount of natural gas supplied to the northeastern United States, thus reducing the demand for residual fuel for power generation. This ultimately reduced the demand for marine transportation of residual fuel and other petroleum products to and within the area negatively affecting Maritrans and other carriers active in this trade. The continuation of this reduction will depend on the relative prices between residual fuel and natural gas, including transportation costs, in the future.

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

   Delaware River Channel Deepening. Legislation has been approved by the United States Congress which authorizes the U.S. Army Corps of Engineers to deepen the channel of the Delaware River between the river's mouth and Philadelphia from forty to forty-five feet late in the 1990's. If further legislation appropriating the funds for this project should become law and this project is implemented and used by vessels calling on the Delaware Valley refineries, it would have a material adverse effect on Maritrans' lightering business which currently transports crude oil which is off-loaded from deeply laden tankers from the mouth of the Delaware Bay up the Delaware River to the Delaware Valley refineries.

EMPLOYEES AND EMPLOYEE RELATIONS

   At December 31, 1994, Maritrans and its subsidiaries employed a total of 488 persons. Of these employees, 81 are employed at the Philadelphia, Pennsylvania headquarters of the Registrant or at the Philadelphia and Tampa fleet centers, 382 are seagoing employees who work aboard the tugs and barges, and 25 are employed by Maritrans' non-marine affiliates. Maritrans and its predecessors have had collective bargaining agreements with the Seafarers' International Union of North America, Atlantic, Gulf and Inland District, AFL-CIO ("SIU"), and with American Maritime Officers ("AMO"), formerly District 2 Marine Engineers Beneficial Association, Associated Maritime Officers, AFL-CIO, for approximately 32 years. Approximately one-half of the total number of seagoing employees employed are supervisors and, hence, as part of management, are not represented by maritime unions. The collective bargaining agreement with the SIU covers approximately 131 employees. The collective bargaining agreement with the AMO covers approximately 29 employees. Each expires on May 31, 1996. The employees of the subsidiaries of Maritrans Holdings Inc. are not covered by any collective bargaining agreement.

   Management believes that the seagoing supervisory and non-supervisory personnel contribute significantly to responsive customer service. Maritrans maintains a policy of seeking to promote from within, where possible, and generally seeks to draw from its union and non-union personnel to fill supervisory and other management positions as vacancies occur.

   Management believes that an operational audit program (performed by Tidewater School of Navigation, Inc.) and an extensive training program is essential to insure that its employees are knowledgeable and highly skilled in the performance of their duties as well as in their preparedness for any unforeseen emergency situations that may arise. Consequently, various training sessions and additional skill improvement seminars are held throughout the year on subjects including deck officer training, tankerman training, substance abuse awareness, fire fighting, emergency response and personal professional development. In 1991, Maritrans introduced its Quality Improvement Program. All employees participate in quality training seminars in addition to the skills improvement training mentioned above.

REGULATION

   Marine Transportation -- General. The Interstate Commerce Act exempts from economic regulation the water transportation of petroleum cargos in bulk. Accordingly, Maritrans' transportation rates, which are negotiated with its customers, are not subject to special rate regulation under the provisions of such act or otherwise. The operation of tugboats and barges is subject to regulation under various federal laws and international conventions, as interpreted and implemented by the United States Coast Guard, as well as certain state and local laws. Tugboats and barges are required to meet construction and repair standards established by the American Bureau of Shipping, a private organization, and/or the United States Coast Guard and to meet operational and safety standards presently established by the United States Coast Guard. Maritrans' seagoing supervisory personnel are licensed by the United States Coast Guard. Seamen and tankermen are certificated by the United States Coast Guard.

   Jones Act. The Jones Act, a federal law, restricts maritime transportation between United States points to vessels built and registered in the United States and owned by United States citizens. The entities in the Maritrans organizational structure engaged in maritime transportation between United States points are subject to the provisions of the law. Therefore, it is the responsibility of Maritrans to monitor ownership of these entities and take any remedial action necessary to insure that no violation of the Jones Act ownership restrictions occurs. In addition, the Jones Act requires that all United States flag vessels be manned by United States citizens, which significantly increases the labor and certain other operating costs of United States flag vessel operations compared to foreign-flag vessel operations. Foreign-flag seamen generally receive lower wages and benefits than those received by United States citizen seamen. In addition, a significant number of foreign governments subsidize, at least to some extent, the wages and/or benefits received by the seamen of those nations. Furthermore, certain of these foreign governments subsidize those nations' shipyards, resulting in lower shipyard costs both for new vessels and repairs, than those paid by United States-flag vessel owners such as Maritrans, to United States shipyards. Finally, the United States Coast Guard and American Bureau of Shipping maintain the most stringent regime of vessel inspection in the world, which tends to result in higher regulatory compliance costs for United States-flag operators than those paid by owners of vessels registered under foreign flags of convenience. Because Maritrans transports petroleum and petroleum products between United States ports, most of its business depends upon the Jones Act remaining in effect. There have been various unsuccessful attempts in the past by foreign governments and companies to gain access to the Jones Act trade. Management expects that efforts of this type will continue.

ENVIRONMENTAL MATTERS

   Maritrans' operations present potential environmental risks, primarily through the marine transportation or storage of petroleum. Maritrans is committed to protecting the environment and complying with applicable environmental laws and regulations. Maritrans, as well as its competitors, is subject to regulation under federal, state and local environmental laws which have the effect of increasing the costs and potential liabilities arising out of its operations.

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

   Oil Pollution Legislation. Many of the states in which Maritrans does business have enacted laws providing for strict, unlimited liability for vessel owners in the event of an oil spill. In addition, certain states have enacted or are considering legislation or regulations involving at least some of the following provisions: tank-vessel-free zones, contingency planning, state inspection of vessels, additional operating, maintenance and safety requirements, and state financial responsibility requirements. As a result of this legislation and regulation, Maritrans has curtailed its carriage of persistent oils, primarily crude and #6 oil, to or through portions of several of these states. Persistent oils are those which continue to exist longer in the water when spilled, thus making them more difficult to clean up.

   In August 1990, OPA became law. OPA substantially changes the liability exposure of owners and operators of vessels, oil terminals and pipelines from that imposed under prior law. Under OPA, each responsible party for a vessel or facility from which oil is discharged will be jointly, strictly and severally liable for all oil spill containment and clean-up costs and certain other damages arising from the discharge. These other damages are defined broadly to include (i) natural resource damage (recoverable only by government entities), (ii) real and personal property damage, (iii) net loss of taxes, royalties, rents, fees and other lost revenues (recoverable only by government entities), (iv) lost profits or impairment of earning capacity due to property or natural resource damage, and (v) net cost of public services necessitated by a spill response, such as protection from fire, safety or health hazards.

   The owner or operator of a vessel from which oil is discharged will be liable under OPA unless it can be demonstrated that the spill was caused solely by an act of God, an act of war, or the act or omission of a third party unrelated by contract to the responsible party. Even if the spill is caused solely by a third party, the owner or operator must pay all removal cost and damage claims and then seek reimbursement from the third party or the trust fund established under OPA.

   OPA establishes a federal limit of liability of the greater of $1,200 per gross ton or $10 million per tank vessel. A vessel owner's liability is not limited, however, if the spill results from a violation of federal safety, construction or operating regulations. In addition, OPA does not preclude states from adopting their own liability laws. Numerous states in which Maritrans operates have adopted legislation imposing unlimited strict liability for vessel owners and operators. Management believes that the liability provisions of OPA and similar state laws have greatly expanded Maritrans' potential liability in the event of an oil spill, even where Maritrans is not at fault.

   OPA requires all vessels to maintain a certificate of financial responsibility for oil pollution in an amount equal to the greater of $1,200 per gross ton per vessel, or $10 million per vessel in conformance with U.S. Coast Guard regulations. Additional financial responsibility in the amount of $300 per gross ton is required under U.S. Coast Guard regulations under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), the federal Superfund law. The previous requirement was $150 per gross ton per vessel, or $250,000, whichever is larger. Owners of more than one tank vessel, such as Maritrans, however, are only required to demonstrate financial responsibility in an amount equal to cover the vessel having the greatest maximum liability (approximately $40 million in Maritrans' case). Maritrans has acquired such certificates through filing required financial information with the U.S. Coast Guard.

   OPA requires all newly constructed petroleum tank vessels engaged in marine transportation of oil and petroleum products in the U.S. to be double-hulled and all such existing single-hulled vessels to be retrofitted with double hulls or phased out of the industry beginning January 1, 1995, in order to comply with new standards for such vessels. Because of the age and size of Maritrans' individual barges, the first of its operating vessels will be required to be retired or retrofitted by January 1, 2003, and most of its large ocean-going, single-hulled vessels will be similarly affected on January 1, 2005. Management believes that it would, for example, cost approximately $20 milion to build a 20,000 DWT double-hulled barge. The cost of retrofitting an existing 20,000 DWT barge with a double hull may be somewhat less than the cost of a new barge, but the retrofitting cost would depend upon a variety of construction and engineering factors. Therefore, retrofitting may not be a viable economic alternative to the purchase of a new double-hulled barge. The prices of retrofitting and constructing new vessels may increase materially as a result of increased demand for shipyard capacity arising from OPA. Also as a result of this legislation, the expected lives of some of Maritrans' barges have been shortened, thus forcing Maritrans to accelerate the depreciation of these vessels. This change in depreciation calculation began in September 1990 and caused an increase of Maritrans' annual depreciation expense by approximately $1.4 million.

   The double-hulled or double-bottomed tank barges currently owned by Maritrans account for approximately 23 percent of its fleet capacity. Maritrans understands that these vessels are grandfathered under the interim final rule promulgated by the U.S. Coast Guard.

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

   The following table sets forth Maritrans' quantifiable oil spill record for the period January 1, 1990 through December 31, 1994:

                                                                         Gallons Spilled
                              No. of         No. of         No. of         Per Million
         Period            Gals. Carried     Spills     Gals. Spilled     Gals. Carried
----------------------   ---------------   --------    ---------------   ---------------
                               (000)                        (000)
1/1/1990 -- 12/31/1990      12,222,000         20           189.37            15.494
1/1/1991 -- 12/31/1991      10,710,000         18             1.28              .119
1/1/1992 -- 12/31/1992      10,272,000          8              .02              .002
1/1/1993 -- 12/31/1993*     10,433,000          4              .02              .002
1/1/1994 -- 12/31/1994       9,954,000          4              .07              .007


------
* Results for 1993 exclude the product lost, mostly burned, in the collision of Maritrans' barge, the OCEAN 255, with vessels owned by others off the coast of Florida in August 1993. Management believes that Maritrans was not at fault in this incident.

   Maritrans believes that its spill ratio compares favorably with the other independent, coastwise operators in the Jones Act trade.

   Water Pollution Regulations. The Federal Water Pollution Control Act of
1972 ("FWPCA"), as amended by the Clean Water Act of 1977, imposes strict prohibitions against the discharge of oil (and its derivatives) and hazardous substances into navigable waters of the United States. FWPCA provides civil and criminal penalties for any discharge of petroleum products in harmful quantities and imposes substantial liability for the clean-up costs of removing an oil spill. State laws for the control of water pollution also provide varying civil and criminal penalties and clean-up cost liabilities in the case of a release of petroleum or its derivatives into surface waters. In the course of its vessel operations, Maritrans engages contractors, in addition to Maritank Philadelphia Inc., to remove and dispose of waste material, including tank residue. In the event that any of such waste is deemed "hazardous," as defined in FWPCA or the Resource Conservation and Recovery Act, and is disposed of in violation of applicable law, Maritrans could be jointly and severally liable with the disposal contractor for the clean-up costs and any resulting damages. The United States Environmental Protection Agency ("EPA") previously determined not to classify most common types of "used oil" as a "hazardous waste," provided that certain recycling standards are met. While it is unlikely that used oil will be classified as hazardous, the management of used oil under EPA's proposed regulations will increase the cost of disposing of or recycling used oil from Maritrans' vessels. Some states in which Maritrans operates, however, have classified "used oil" as hazardous. Maritrans has found it increasingly expensive to manage the wastes generated in its operations.

   Air Pollution Regulations. The 1990 amendments to the Clean Air Act give the EPA and the states the authority to regulate emissions of volatile organic compounds ("VOCs") and any other air pollutant from tank vessels in all ports served by Maritrans and storage terminals. Several states with ports served by Maritrans already have established regulations to require the installation of vapor recovery equipment on petroleum-carrying vessels to reduce the emissions of VOCs. Compliance with these federal and state regulations has required material capital expenditures for the retrofitting of Maritrans' barges and has increased operating costs. Similarly, various states require vapor recovery equipment at storage terminals for the loading of petroleum into vessels and tank trucks. MPI and MMI are equipped with vapor recovery capabilities for the loading of tank trucks. They do not currently load petroleum into vessels and therefore have not acquired vapor recovery capabilities for that activity. The EPA also has the authority to regulate emissions from marine vessel engines; however, with the possible exception of the use of low sulfur fuels, direct regulation of marine engine emissions is not likely in the near future in ports served by Maritrans. However, it is possible that the EPA and/or various state environmental agencies ultimately may require that additional air pollution abatement equipment be installed in tug boats, including those owned by Maritrans. Such a requirement could result in a material expenditure by Maritrans, which could have an adverse effect on Maritrans' profitability if it is not able to recoup these costs through increased charter rates.

   Port and Tanker Safety Act. The Port and Tanker Safety Act of 1978 ("PTSA") requires certain oil-carrying tankships to be fitted with segregated ballast tanks. PTSA requires self-propelled vessels to be retrofitted to meet these standards. Barges are not generally affected by such requirements. However, if the environmental standards of PTSA were to be made applicable to the large barges operated by Maritrans, Maritrans would be required to make significant capital expenditures to retrofit such barges, and the cargo-carrying capacity of such barges would also be decreased. There have been no recent regulatory efforts to apply the PTSA standards to large barges such as those operated by Maritrans.

   User Fees and Taxes. The Water Resources Development Act of 1986 permits local non-federal entities to recover a portion of the costs of new port and harbor improvements from vessel operators with vessels benefitting from such improvements. Management does not believe that Maritrans' vessels currently benefit from such improvements. However, there can be no assurance that such entities will not seek to recover a portion of such costs from Maritrans. Federal legislation has been enacted imposing user fees on vessel operators such as Maritrans to help fund the United States Coast Guard's regulatory activities. Other federal, state and local agencies or authorities could also seek to impose additional user fees or taxes on vessel operators or their vessels. The Coast Guard collects fees for vessel inspection and documentation, licensing and tank vessel examinations. These fees have not been material to Maritrans. There can be no assurance that additional user fees, which could have a material adverse effect upon the financial condition and results of operations of Maritrans, will not be imposed in the future.

ITEM 2. PROPERTIES

   Vessels. The Registrant's subsidiaries owned, at December 31, 1994, a fleet of 61 vessels, of which 35 are barges and 26 are tugboats. Three additional tugs and one barge are chartered under long-term leases.

   In December of 1994, Maritrans increased its double-hull and double-bottom vessel capacity to over one million barrels by purchasing the MARITRANS 300, an oceangoing, double-hulled petroleum tank barge with a capacity of approximtely 300,000 barrels. After undergoing modifications, this vessel is expected to be placed in service in the second quarter of 1995.

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

   The fleet's next ten largest barges range in capacity from 61,638 barrels to 165,881 barrels and were constructed or substantially renovated between 1967 and 1981. The remainder of the barge fleet is comprised of three vessels falling in the 50,000 barrel class, six vessels in the 30,000 barrel class and one vessel in the small barge classification and two specially equipped chemical barges. The majority of these vessels were constructed between 1961 and 1977.

   The tugboat fleet is comprised of one 11,000 horsepower class vessel, eleven 5,600 horsepower class vessels, three 4,000 horsepower class vessels, five 3,200 horsepower class vessels, six 2,200 horsepower class vessels, two pusher class vessels and one chartered 15,000 horsepower class vessel. The year of construction or substantial renovation of these vessels ranges from 1962 to 1990 with the bulk of the tugboats having been constructed sometime between 1967 and 1981.

   Substantially all of the vessels in the fleet are subject to first preferred ship mortgages to secure payment of the notes of the Operating Partnership. These mortgages require the Operating Partnership to maintain the vessels at a high standard and continue a life-extension program for certain of its larger barges. At December 31, 1994 Maritrans is not in violation of the Operating Partnership's mortgage covenants. At December 31, 1994 Maritrans owns five barges which were not in a state of operational readiness. Most of these vessels were too small to achieve satisfactory returns in current market conditions, or were purchased as non-operating hulls for potential refurbishment in the event market conditions were to improve sufficiently to merit additional expenditures. Maritrans does not believe market conditions in 1995 will merit such refurbishments.

   Marine Terminals. MPI owns 35 acres on the west bank of the Schuylkill River in Philadelphia where twelve storage tanks with a total capacity of 1,040,000 barrels, truck loading racks, office space and related equipment used in MPI's marine terminal and tank cleaning operations are located. In early 1993, MMI acquired 25 acres on the Wicomico River in Salisbury, Maryland where fourteen storage tanks with a total capacity of 170,000 barrels, truck loading racks, office space and related equipment used in MMI's marine terminal operations are located.

   Other Real Property. The Registrant's operations are headquartered in Philadelphia, Pennsylvania, where it leases office space, expiring in 1998. Eastern fleet operations are located on the west bank of the Schuylkill River in Philadelphia, Pennsylvania where the Operating Partnership owns approximately six acres of improved land. In addition, it also leases a bulkhead of approximately 430 feet from the federal government for purposes of mooring vessels adjacent to the owned land. This lease was renewed in 1993 and expires in 1998. The Inland Division leases space from MPI. In the Philadelphia area, the Operating Partnership has several short term (one year or less) leases for nearby pier space for the purpose of mooring vessels and warehouse space for the purpose of storage and shop facilities. The Operating Partnership also leases four acres of Port Authority land in Tampa, Florida for use as its Gulf Division fleet center, which expires in 2004, with three renewal options of ten years each and a limited amount of office space in Wilmington, Delaware for itself and its affiliated entities. The Operating Partnership also has an office space agreement in Houston, Texas for its distribution services business.

ITEM 3. LEGAL PROCEEDINGS

   Maritrans is a party to routine, marine-related claims, lawsuits and labor arbitrations arising in the ordinary course of its business. The claims made in connection with Maritrans' marine operations are covered by marine insurance, subject to applicable policy deductibles which are not material as to any type of insurance coverage. Management believes, based on its current knowledge, that such lawsuits and claims, even if the outcomes were to be adverse, would not have a material adverse effect on Maritrans' financial condition.

   In connection with the sale of Main Iron Works, Inc. ("MIW"), Maritrans' predecessor agreed to reimburse MIW for certain ongoing workmen's compensation claims arising prior to the sale of MIW, and retained an assignment of the shipyard's rights against its former workmen's compensation insurance carrier, which has been in liquidation proceedings. Due to the size and complexity of the liquidation proceeding, it is unlikely that this matter will be resolved for several years. Maritrans assumed its predecessor's reimbursement obligations to MIW and obtained an assignment of the predecessor's rights against the workmen's compensation insurance carrier. As a result of this assignment, Maritrans has received to date $0.3 million in reimbursement of payments made. Maritrans' predecessor originally accrued a liability of $1.3 million for claim payments pursuant to such reimbursement agreement with MIW. Management believes, based on its current knowledge, that such accrual will be adequate. However, there is a possibility that future claims could exceed such amount. Management believes, based on its current knowledge, that the ultimate resolution of these claims, even if in excess of the amount accrued, would not have a material adverse effect on Maritrans' financial condition.

   Maritrans' has been sued by 20 individuals, alleging unspecified damages for exposure to asbestos and in at least 12 such cases for exposure to tobacco smoke. Although Maritrans believes these claims are without merit, it is impossible at this time to express a definitive opinion on the final outcome of any such suit. Management believes that any liability would not have a material adverse effect as it would be adequately covered by applicable insurance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the Registrant's security holders, through the solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 1994.

                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

   Market Information and Holders
   ------------------------------
   Maritrans Inc. Common Shares (and prior to April 1, 1993, Maritrans Partners L.P. Depositary Units) trade on the New York Stock Exchange under the symbol "TUG." The following table sets forth, for the periods indicated, the high and low sales prices per share/unit as reported by the New York Stock Exchange.

 QUARTERS ENDING IN 1993:        HIGH         LOW
------------------------     ---------   ---------
March 31, 1993                 $4.125      $2.500
June 30, 1993                   4.250       3.375
September 30, 1993              4.250       3.250
December 31, 1993               4.250       3.625

QUARTERS ENDING IN 1994:         HIGH         LOW
------------------------     ---------   ---------
March 31, 1994                 $5.500      $4.000
June 30, 1994                   5.125       4.375
September 30, 1994              5.375       4.375
December 31, 1994               6.125       5.000


   As of January 31, 1995, the Registrant had 12,529,628 Common Shares outstanding and approximately 1,157 shareholders of record.

   Dividends
   ---------
   For the year ended December 31, 1994, Maritrans Inc. paid the following cash dividends to stockholders:

           PAYMENTS IN 1994:                 PER SHARE
          ------------------                 ---------
          December 12, 1994                    $.02


   For the year ended December 31, 1993, Maritrans Inc. paid no dividends to stockholders.

   While dividend policy is determined at the discretion of the Board of Directors of Maritrans Inc., management believes that it is likely Maritrans will pay quarterly cash dividends during 1995.

ITEM 6. SELECTED FINANCIAL DATA ($000)

                                                                      MARITRANS INC.
                                           ------------------------------------------------------------------
                                                                 JANUARY 1 TO DECEMBER 31
                                               1994          1993           1992         1991          1990
                                           ----------   -------------    ----------   ----------   ----------
CONSOLIDATED INCOME STATEMENT DATA:
  Revenues ..............................    $124,846      $ 132,539      $133,051     $146,560      $152,368
  Operating income before depreciation
    and amortization  ...................      34,250         24,509        25,576       23,394        31,725
  Depreciation and amortization .........      15,797         15,868        15,578       15,962        13,747
  Operating income (excludes interest
    expense)  ...........................      18,453          8,641         9,998        7,432        17,978
  Interest expense, net .................       9,934         10,373        10,958       10,890        10,299
  Income (loss) before income taxes and
    extraordinary item  .................      10,355          5,186         3,419       (1,576)       10,031
  Provision for income taxes ............       3,823         16,975(1)         --           --            --
  Extraordinary item ....................          --             --            --           --         1,784
  Net income (loss) .....................       6,532        (11,789)(1)     3,419       (1,576)       11,815
CONSOLIDATED BALANCE SHEET DATA (at period end):
  Total assets ..........................    $257,609      $ 253,038      $251,344     $258,957      $258,481
  Long-term debt ........................     113,008        110,556       116,866      120,423       114,000
  Partnership equity ....................          --             --        86,571       90,339       106,290
  Stockholders' equity ..................      81,173         74,874            --           --            --

------
(1) Maritrans Inc., the successor to Maritrans Partners L.P. effective April 1, 1993, is subject to income taxation. See notes 1 and 4 to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following is a discussion of the consolidated financial condition and results of operations of Maritrans Inc. (the "Corporation"), and, together with its subsidiaries and Maritrans Partners L.P. (the "Partnership"), herein called "Maritrans."

OVERVIEW

   Historically, Maritrans has served the petroleum and petroleum product distribution industry by using tugs and barges to provide marine transportation services along the East and Gulf Coasts of the United States. Since 1991, Maritrans has been broadening its participation in the industry it serves by adding marine terminal facilities.

   In June 1991, Maritrans purchased a one-million barrel, deepwater marine terminal located on the Schuykill River in Philadelphia. This facility provides terminalling and vessel-cleaning services. The facility was purchased for $12 million, mainly with the proceeds of a bank loan. In 1992, more than $2 million was spent to increase vessel-cleaning capability.

   In February 1993, Maritrans purchased adjoining terminals in Salisbury, Maryland, to provide marine terminalling services. The facilities, which have a storage capacity of 170,000 barrels, were purchased for less than $2 million. Maritrans now operates the merged facilities as a single terminal and has distribution services agreements with several oil companies.

   Maritrans increased its vessel capacity in 1990, when it placed its largest barge, the OCEAN 400, in service. This vessel is an oceangoing, double-hulled petroleum tank barge with a capacity of approximately 400,000 barrels. In 1993, Maritrans reduced owned capacity, disposing of vessels which, due to their sizes and operating characteristics, Maritrans considered excess to its long-term business needs. In addition, a barge involved in a collision off the coast of Florida in August 1993 was declared a constructive total loss. Claims related to this incident have been, and are expected to be, covered by insurance.

   During most of 1993, Maritrans had one or more large barges out of service for improvements in vessel performance. In December 1994, Maritrans increased its double-hull and double-bottom vessel capacity to over one million barrels by purchasing the MARITRANS 300, an oceangoing, double-hulled petroleum tank barge with a capacity of approximately 300,000 barrels. After undergoing modifications, this vessel is expected to be placed in service in the second quarter of 1995.

   Between 1990 and 1994, Maritrans transported at least 237 million barrels annually. The high was 291 barrels in 1990, and the low was 237 million barrels in 1994. Many factors affect the number of barrels transported, including average trip length, U.S. oil consumption (particularly in Florida and the northeastern U.S.), oil company sourcing decisions, and fleet size. Overall U.S. oil consumption during 1990-1994 fluctuated between 16.7 thousand and 17.6 thousand barrels a day. Excluding the MARITRANS 300, which had not yet been placed in service at year-end 1994, the operating fleet owned by Maritrans was approximately 17 percent smaller in barrel capacity than it had been at year-end 1990.

   Over the last several years, Maritrans has been taking steps to become more customer-oriented and more competitive. These steps have included measures to increase responsiveness to customers, reduce the risk of oil spills and lower costs. A corporate streamlining announced in the fourth quarter of 1993 cut costs by approximately $5 million in 1994, as forecasted by management when the streamlining was announced. The streamlining resulted in a $2 million charge in the fourth quarter of 1993. These efforts, along with a significant decline in the cost of chartering vessels from others, produced a material improvement in operating income in 1994.

   Factors that will affect future results of Maritrans include domestic oil consumption, particularly in Florida and the northeastern U.S., environmental laws and regulations, oil companies' operating and sourcing decisions, competition, labor and training costs and liability insurance costs. Maritrans' recent broadening of its participation in the industry it serves through the addition of marine teminals will also affect results.

LEGISLATION

   The enactment of the Oil Pollution Act of 1990 ("OPA") significantly increased the liability exposure of marine transporters of petroleum in the event of an oil spill. In addition, most of the states in which Maritrans operates have enacted legislation increasing the liability for oil spills in their waters; the remaining states may enact such legislation. Maritrans maintains oil pollution liability insurance of $700 million on its vessels. This is generally the maximum amount of oil spill liability insurance carried by marine transporters of petroleum. There can be no assurance that such insurance will be adequate to cover potential liabilities in the event of a catastrophic spill, that additional premium costs will be recoverable through increased rates, or that such insurance will continue to be available in satisfactory amounts.

   Moreover, this legislation has increased other operating costs as Maritrans has taken steps to minimize the risk of spills. Among such costs are those for additional training, safety and contingency programs; these expenses have not yet been fully recovered through increased rates. Additionally, management believes that the legislation has effectively reduced the total volume of waterborne petroleum transportation as shippers of petroleum have tried to limit their exposure to OPA. This legislation has had a material adverse effect on Maritrans' operations, financial performance and expectations.

   OPA is expected to continue having negative effects on the entire U.S. oil and marine petroleum transportation industry, including Maritrans. These effects could include: (i) increased capital expenditures to cover the cost of double-hulled vessels -- expenditures that the independent marine transporters of petroleum may not be able to finance, (ii) continued increased maintenance, training, insurance and other operating costs, (iii) increased liability and exposure to civil penalties, (iv) decreased operating revenues as a result of further reductions in volumes transported on vessels and (v) increased difficulty in obtaining sufficient insurance, particularly oil pollution coverage. These effects could adversely affect Maritrans' profitability and liquidity.

   OPA will require the retirement or retrofitting of most of Maritrans' existing barges. The first of the affected barges will have to be retired or retrofitted by 2003. However, most of Maritrans' large oceangoing, single-hulled barges will not be affected until 2005. Some of Maritrans' barges are not scheduled for retirement until 2015. A small number of barges may be treated as meeting the double-hull requirements and, therefore, may be allowed to continue operating without modification. If Maritrans were to rebuild its entire barge capacity with double hulls, the estimated cost would be approximately $500 million. This estimate could be higher as shipyard costs increase.

   An investment banking firm was retained in 1991 to assist in evaluating Maritrans' financial strategies and structure in light of strategic considerations at that time. In April 1992, the Board of Directors of the managing general partner of the Partnership (a master limited partnership) decided to seek unitholder approval to convert from a master limited partnership to a corporation. On April 1, 1993, after a vote of the unitholders, the Partnership was converted to Maritrans Inc., a corporation.

RESULTS OF OPERATIONS

 Year Ended December 31, 1994 Compared with Year Ended December 31, 1993

   Revenues for 1994 were $124.8 million, a $7.7 million (5.8 percent) decline from 1993's $132.5 million. This decline accompanied a 4.5 percent drop in the number of barrels transported -- to 237.1 million from 248.4 million in 1993. Maritrans operated a smaller fleet in 1994; however, the fleet was more profitable in 1994 than in 1993. Revenue from sources other than marine transportation -- primarily terminalling operations -- increased to 5.5 percent of total revenue in 1994 from 4.9 percent in 1993.

   Operating expenses decreased $17.5 million (14.1 percent) to $106.4 million in 1994 from $123.9 million in 1993. Charter hire expense (the cost of utilizing vessels chartered from others) decreased by $5.5 million as a result of a decline in the amount of time Maritrans vessels were out of service for performance improvements. Such improvements were substantially completed in 1993. In addition, the corporate streamlining measures begun in the fourth quarter of 1993 at a cost of $2 million produced savings of approximately $5 million in 1994. Fuel expense decreased by $1.9 million due to a decline in fuel cost per gallon and the number of gallons consumed. Lower insurance and maintenance expenses also contributed to the overall decline in operating expenses for 1994.

   Other income in 1994 was primarily interest income, whereas in 1993 other income was primarily gains on the sale and liquidation of vessels.

   Net income for 1994 was $6.5 million compared to a net loss in 1993 of $11.8 million. The improvement in net income was primarily due to two factors: (i) the impact on 1993 net income of the deferred tax provision recorded in that year, as discussed below in "Year Ended December 31, 1993 Compared With Year Ended December 31, 1992" and (ii) the decline in operating expenses in 1994. Although this decline in operating expenses was partially offset by the decrease in revenues, it contributed to significant improvement in operating income in 1994, which was more than two times the operating income of 1993.

 Year Ended December 31, 1993 Compared with Year Ended December 31, 1992

   Revenues of $132.5 million for 1993 decreased by $0.6 million, or less than one percent, from $133.1 million for 1992. Barrels of cargo transported increased by 3.8 million barrels, from 244.6 million to 248.4 million. Severe price competition for oil transportation services has existed in the markets served by Maritrans in recent years, and is expected to continue. In 1993, more barrels were transported shorter distances, lowering the fleet's average revenue per barrel. Revenue from sources other than marine transportation increased from 2.8 percent of total revenue in 1992 to 4.9 percent in 1993, due to additional terminalling operations, contingency management activities, and other services supplied to third-party vessel owners.

   Operating expenses of $123.9 million for 1993, increased by $0.8 million, or less than one percent, from operating expenses of $123.1 million for 1992. Lower vessel activity levels, due in part to time out of service for vessel improvements, and improvements in maintenance processes have decreased operation and maintenance expense levels. During most of 1993, Maritrans utilized vessels chartered from others while one or more of its large barges were out of service for vessel performance improvements and maintenance. Crew costs were lower as a result of lower activity levels, including shipyarding periods, and the previously described disposal of equipment throughout the year. Fuel expense decreased due to a decline in price per gallon and fewer gallons consumed. General and administrative costs decreased from the comparable prior period when general and administrative costs included the early termination of a lease for office space and costs related to the transaction to convert from partnership to corporate form. In 1993, general and administrative costs and operation expense each included a charge of $1 million (for a total of $2 million) for corporate streamlining costs, most of which related to severance costs and other continuation benefits for terminating and retiring employees. A charge of $0.6 million was recorded in 1992 for workforce reduction related costs.

   In 1993, Maritrans recorded $5.9 million in gains on the sales and liquidation of fixed assets as part of other income. In 1992, $3 million was recorded in other income as a result of a settlement of outstanding litigation against the Partnership's former law firm and a partner of that firm.

   The adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," caused the Partnership to recognize a net deferred income tax provision of $16.6 million in the first quarter of 1993. The adoption of this accounting rule was prescribed by the conversion of the Partnership to corporate status, which occurred April 1, 1993.

   The net loss for 1993 was $11.8 million as compared with net income of $3.4 million for 1992. The loss was the result of the previously noted provision of $16.6 million for income taxes. Income before income taxes for the period increased to $5.2 million from $3.4 million in the comparable period in 1992. While the change in operating income reflected the small decline in revenues and small increase in operating expenses, the most significant factors affecting income before income taxes were the gains on sales/liquidation of vessels in 1993 and the settlement receipts from litigation in 1992.

LIQUIDITY AND CAPITAL RESOURCES

   In 1994, funds provided by operating activities were sufficient to fully meet debt service obligations and loan agreement restrictions (including $6.5 million in required long-term debt repayments) and allowed Maritrans to pay a dividend of $.02 per common share in the fourth quarter. Proceeds from the issuance of long-term debt were used to purchase an oceangoing, double-hulled petroleum tank barge with a capacity of 300,000 barrels.

   Maritrans believes that in 1995, funds provided by operating activities, augmented by financing transactions and investing activities, will be sufficient to finance operations, anticipated capital expenditures, lease payments and required debt repayments. Dividend payments are expected to continue quarterly in 1995.

   Maritrans believes capital expenditures in 1995 for improvements to its current fleet of vessels and existing marine terminals will be approximately $11 million. However, Maritrans will continue to evaluate potential purchases of marine storage terminals and other investments consistent with its long-term strategic interests. It will also evaluate the potential sources of funds for such investments. No material commitments existed at December 31, 1994, for capital expenditures.

WORKING CAPITAL AND OTHER BALANCE SHEET CHANGES

   Working capital increased $13.6 million from December 31, 1993 to December 31, 1994. Current assets increased $9.8 million during the same period. The improvement was due primarily to the increases in cash and investments held-to-maturity, partially offset by the decreases in all other current assets. The decrease in trade receivables was due in part to the decline in revenues and improved cash-collection efforts. Payments received from insurance carriers for claims submitted caused the decline in other receivables. Current liabilities decreased $3.8 million. The ratio of current assets to current liabilities increased to 2.56 at December 31, 1994 from
1.94 at December 31, 1993.

DEBT OBLIGATIONS AND BORROWING FACILITY

   At December 31, 1994, Maritrans had $120.7 million in total outstanding debt, secured by mortgages on substantially all of the fixed assets of the subsidiaries of the Corporation. The current portion of this debt at December 31, 1994, was $7.7 million. Maritrans has a $10 million working capital facility, secured by its marine receivables and inventories, which expires June 30, 1995 and which it expects to renew. This facility was not used in 1994.

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTAL DATA

                        REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Maritrans Inc.

We have audited the accompanying consolidated balance sheets of Maritrans Inc. as of December 31, 1994 and 1993, and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(A). These financial statements and schedule are the responsibility of the management of Maritrans Inc. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maritrans Inc. at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                             ERNST & YOUNG LLP
Philadelphia, Pennsylvania
January 20, 1995

                                MARITRANS INC.
                         CONSOLIDATED BALANCE SHEETS

                                    ($000)

                                                                            December 31,
                                                                          -----------------
                                                                          1994         1993
                                                                          ----         ----
ASSETS
Current assets:
  Cash and cash equivalents ........................................    $ 33,824     $ 22,422
  Investments held-to-maturity .....................................       8,000           --
  Trade accounts receivable (net of allowance for doubtful accounts
   of $453 and $605, respectively)  ................................      11,974       14,094
  Other accounts receivable ........................................       6,833        9,748
  Inventories ......................................................       3,669        4,968
  Deferred income tax benefit ......................................       1,181        3,396
  Prepaid expenses .................................................       4,970        6,061
                                                                        --------    ---------
       Total current assets ........................................      70,451       60,689
Vessels terminals and equipment  ...................................     270,553      262,176
  Less accumulated depreciation ....................................      91,761       78,966
                                                                        --------    ---------
       Net vessels terminals and equipment .........................     178,792      183,210
Other  .............................................................       8,366        9,139
                                                                        --------    ---------
       Total assets ................................................    $257,609     $253,038
                                                                        ========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Debt due within one year .........................................    $  7,654     $  6,311
  Trade accounts payable ...........................................       1,733        3,492
  Accrued interest .................................................       2,298        2,382
  Accrued shipyard costs ...........................................       5,550        6,562
  Accrued wages and benefits .......................................       5,928        5,649
  Other accrued liabilities ........................................       4,343        6,954
                                                                        --------     --------
       Total current liabilities ...................................      27,506       31,350
Long-term debt  ....................................................     113,008      110,556
Deferred shipyard costs  ...........................................       8,325        9,843
Other liabilities  .................................................       5,161        5,353
Deferred income taxes  .............................................      22,436       21,062
Stockholders' equity:
  Preferred stock, $.01 par value, authorized 5,000,000 shares; none
   issued  .........................................................          --           --
  Common stock, $.01 par value, authorized 30,000,000 shares;
   issued: 1994 -- 12,526,692 shares, 1993 -- 12,523,000 shares  ...         125          125
  Capital in excess of par value ...................................      74,332       74,315
  Retained earnings ................................................       6,716          434
                                                                        --------     --------
       Total stockholders' equity ..................................      81,173       74,874
                                                                        --------     --------
       Total liabilities and stockholders' equity ..................    $257,609     $253,038
                                                                        ========     ========

See accompanying notes.

                                MARITRANS INC.
                      CONSOLIDATED STATEMENTS OF INCOME

                     ($000 EXCEPT PER SHARE/UNIT AMOUNTS)

                                                                   January 1 to December 31,
                                                                   -------------------------
                                                               1994           1993           1992
                                                               ----           ----           ----
Revenues  .............................................. $   124,846    $   132,539    $   133,051
Costs and expenses:
  Operation expense ....................................      62,488         75,196         70,485
  Maintenance expense ..................................      20,355         21,062         23,662
  General and administrative ...........................       7,753         11,772         13,328
  Depreciation and amortization ........................      15,797         15,868         15,578
                                                          ----------    -----------    -----------
                                                             106,393        123,898        123,053
                                                          ----------    -----------    -----------
Operating income  ......................................      18,453          8,641          9,998
Interest expense  ......................................      (9,934)       (10,373)       (10,958)
Other income, net  .....................................       1,836          6,918          4,379
                                                          ----------    -----------    -----------
Income before income taxes  ............................      10,355          5,186          3,419
  Income tax provision .................................       3,823            407             --
  Deferred income taxes-resulting from Conversion ......          --         16,568             --
                                                          ----------    -----------    -----------
Net income (loss)  .....................................  $    6,532    $   (11,789)   $     3,419
                                                          ==========    ===========    ===========
Net income allocated to General Partners  ..............         n/a            n/a    $        69
Net income allocated to Limited Partners  ..............         n/a            n/a          3,350
Net income allocated to Limited Partners per Limited
  Partner unit .........................................         n/a            n/a            .27
Pro forma loss per share  ..............................         n/a    $      (.94)           n/a
Earnings per share  .................................... $      0.52         n/a            n/a
Average common shares/Limited Partner units outstanding   12,524,861     12,523,000     12,250,000

See accompanying notes.

                                MARITRANS INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                    ($000)

                                                                January 1 to December 31,
                                                                -------------------------
                                                             1994         1993          1992
                                                             ----         ----          ----
Cash flows from operating activities:
  Net income (loss) ...................................    $  6,532     $(11,789)     $  3,419
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
   Depreciation and amortization  .....................      15,797       15,868        15,578
   Deferred income taxes  .............................       3,589       16,975            --
   Changes in receivables, inventories and prepaid
     expenses  ........................................       7,425      (11,314)          900
   Changes in current liabilities other than debt  ....      (5,187)         686          (178)
   Non-current changes, net  ..........................      (1,316)        (982)        4,531
   (Gain) loss on sale of equipment  ..................         249       (5,910)         (694)
                                                           --------     --------      --------
Total adjustments to net income (loss)  ...............      20,557       15,323        20,137
                                                           --------     --------      --------
  Net cash provided by (used in) operating activities .      27,089        3,534        23,556
Cash flows from investing activities:  ................
  Acquisition of investments held-to-maturity .........      (8,000)          --            --
  Cash proceeds from sale of marine vessels and
   equipment  .........................................       2,985       19,287         1,803
  Purchase of marine vessels and equipment ............     (14,217)     (17,541)      (10,120)
                                                           --------     --------      --------
   Net cash provided by (used in) investing activities      (19,232)       1,746        (8,317)
Cash flows from financing activities:  ................
  Proceeds from issuance of long-term debt ............      10,250           --         2,000
  Payment of long-term debt ...........................      (6,455)      (6,032)       (3,100)
  Proceeds from issuance of short-term debt ...........          --           --         5,500
  Payment of short-term debt ..........................          --           --       (12,500)
  Dividends/distributions declared and paid ...........        (250)          --        (7,187)
                                                           --------     --------      --------
   Net cash provided by (used in) financing activities        3,545       (6,032)      (15,287)
Net increase (decrease) in cash and cash equivalents  .      11,402         (752)          (48)
Cash and cash equivalents at beginning of period  .....      22,422       23,174        23,222
                                                           --------     --------      --------
Cash and cash equivalents at end of period  ...........    $ 33,824     $ 22,422      $ 23,174
                                                           ========     ========      ========
Supplemental Disclosure of Cash Flow Information:
Interest paid  ........................................    $  9,917     $ 10,355      $ 10,888
Income taxes paid  ....................................    $    250     $    300      $     --

                           See accompanying notes.

                          NOTES TO THE CONSOLIDATED
                             FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

 Organization

   Maritrans Inc. owns Maritrans Operating Partners L.P. (the "Operating Partnership") and Maritrans Holdings Inc. (collectively, the "Company"). These subsidiaries, directly and indirectly, own and operate tugs and barges principally used in the transportation of oil and related products, and own and operate petroleum storage facilities.

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

   The Oil Pollution Act, passed in 1990, requires all newly constructed petroleum tank vessels engaged in marine transportation of oil and petroleum products in the U.S. to be double hulled and all such existing single- hulled vessels to be retrofitted with double hulls or phased out of the industry beginning January 1, 1995. Because of the age and size of Maritrans' individual barges, the first of its operating vessels will be required to be retired or retrofitted by January 2003, and most of its large oceangoing, single-hulled vessels will be similarly affected on January 1, 2005. During 1990, the depreciable lives of certain marine vessels and equipment were revised to reflect more closely expected remaining lives.

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

                          NOTES TO THE CONSOLIDATED
                     FINANCIAL STATEMENTS  - (Continued)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES  - (Continued)

 Inventories

   Inventories, consisting of materials, supplies and fuel, are carried at specific cost which does not exceed net realizable value.

 Income Taxes

   Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

 Significant Customers

   During the years ended December 31, 1994, 1993 and 1992, the Company derived revenues of $18,483,000, $22,232,000 and $24,169,000 from one customer aggregating 15 percent, 17 percent and 18 percent of total revenues, respectively. Also during 1994, 1993 and 1992, the Company derived revenues of $13,581,000, $19,720,000 and $19,855,000 from another customer aggregating 11 percent, 15 percent and 15 percent of total revenues. In addition, during 1994 two other customers accounted for $16,845,000 and $12,957,000 of revenues aggregating 13 percent and 10 percent, respectively. Credit is extended to various companies in the petroleum industry in the normal course of business. This concentration of credit risk within this industry may be affected by changes in economic or other conditions and may, accordingly, affect overall credit risk of the Company.

 Related Parties

   The Company obtained protection and indemnity insurance coverage from a mutual insurance association, whose chairman is also the chairman of Maritrans Inc. The related insurance expense was $2,501,000, $2,472,000 and $3,365,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

 Earnings Per Common Share/Limited Partner Unit

   Earnings per common share/Limited Partner unit are based on the average number of common shares or Limited Partner units outstanding. The potential effect of outstanding stock options is not dilutive.

 Adoption of Authoritative Statements

   Effective January 1, 1994, the Company adopted FAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. FAS 115 established the accounting and reporting requirements for investments in equity securities that have readily determinable fair values and for all investments in debt securities. All affected investment securities must be classified as either held-to-maturity, trading or available-for-sale. Held-to-maturity securities are carried at amortized cost. Trading securities are carried at fair value with unrealized holding gains and losses reported in the income statement. Available-for-sale securities are carried at fair value with unrealized holding gains and losses reported as a component of stockholders' equity.

   Investments held-to-maturity, which consist of debt securities, are carried at cost. The Company has both the ability and positive intent to hold these securities until maturity. Held-to-maturity securities had a carrying value of $8 million at December 31, 1994, which approximates market value. The securities all mature within one year.

2. CASH AND CASH EQUIVALENTS

   Cash and cash equivalents at December 31, 1994, and 1993 consisted of cash and commercial paper, the carrying value of which approximates fair value. For purposes of the consolidated financial statements, short- term highly liquid debt instruments with maturities of three months or less are considered to be cash equivalents.

                          NOTES TO THE CONSOLIDATED
                     FINANCIAL STATEMENTS  - (Continued)

3. PARTNERSHIP AND STOCKHOLDERS' EQUITY

   Changes in partnership equity prior to the Conversion are summarized below:

                                                        General     Limited
                                                       Partners     Partners       Total
                                                       --------     --------     --------
                                                         ($000 except per unit amounts)
Balance at January 1, 1992  .......................     $(304)      $ 90,643     $ 90,339
Net income, January 1, 1992 to December 31, 1992  .        69          3,350        3,419
Distributions declared and paid ($0.575 per
  Limited Partner unit) ...........................      (144)        (7,043)      (7,187)
                                                        -----       --------     --------
Balance at December 31, 1992  .....................      (379)        86,950       86,571
Net loss, January 1, 1993 to March 31, 1993  ......      (244)       (11,979)     (12,223)
                                                        -----       --------     --------
Balance at March 31, 1993  ........................     $(623)      $ 74,971     $ 74,348
                                                        =====       ========     ========


   Consolidated income statement data for the period January 1 to March 31, 1993 (prior to the Conversion) and for the period April 1 to December 31, 1993 (after the Conversion) is as follows:

                                                     Maritrans Partners L.P.    Maritrans Inc.
                                                         January 1, 1993       April 1, 1993 to
                                                        to March 31, 1993      December 31, 1993
                                                    -----------------------   ------------------
                                                                       ($000)
Revenues  ........................................          $ 32,217               $100,322
Costs and expenses:  .............................
   Operation expense  ............................            17,968                 57,228
   Maintenance expense  ..........................             4,964                 16,098
   General and administrative  ...................             2,609                  9,163
   Depreciation and amortization  ................             3,954                 11,914
                                                           ---------              ---------
                                                              29,495                 94,403
                                                           ---------              ---------
Operating income  ................................             2,722                  5,919
Interest expense  ................................            (2,672)                (7,701)
Other income, net  ...............................             4,295                  2,623
                                                           ---------              ---------
Income before income taxes  ......................             4,345                    841
  Income tax provision  ..........................                --                    407
  Deferred income taxes-resulting from Conversion             16,568                     --
                                                           ---------              ---------
Net income (loss)  ...............................         $ (12,223)             $     434
                                                           =========              =========


                          NOTES TO THE CONSOLIDATED
                     FINANCIAL STATEMENTS  - (Continued)

3. PARTNERSHIP AND STOCKHOLDERS' EQUITY  - (Continued)

   Changes in stockholders' equity since the Conversion are summarized below:

                                                Common        Capital in
                                              Stock, $.01      excess of      Retained
                                               Par Value       Par Value      Earnings      Total
                                            -------------   -------------    ----------   ---------
                                                                     ($000)
April 1, 1993, Conversion to Corporate
  Form ...................................       $125          $74,315(1)        --      $74,440
Net income, April 1, 1993 to December 31,
  1993 ...................................         --               --       $  434          434
                                                -----          -------     --------      -------
Balance at December 31, 1993  ............        125           74,315          434       74,874
Net income January 1, 1994 to December
  31, 1994 ...............................         --               --        6,532        6,532
Dividends declared and paid ($0.02 per
  share of Common Stock) .................         --               --         (250)        (250)
Directors compensation  ..................                          17           --           17
                                                -----          -------      -------      -------
Balance at December 31, 1994  ............       $125          $74,332       $6,716      $81,173
                                                =====          =======      =======      =======


------
(1) Includes $92,000 related to grant of shares.

   Maritrans Inc. established a stock incentive plan (the "Plan") concurrent with the Conversion whereby key employees may be granted stock, stock options and, in certain cases receive cash under the Plan. Any outstanding options granted under the Plan are exercisable at a price not less than market value on the date of grant. There are 1,250,000 shares of Common Stock authorized for issuance under the Plan, of which 23,000 shares were issued in 1993. Compensation expense equal to the fair market value on the date of the grant is included in general and administrative expense in the consolidated statement of income. At December 31, 1994 and 1993, 654,491 and 803,597 remaining shares were reserved for grant.

   Information on stock options for 1994 follows:

                                      Exercise      Number of
                                       Price         Shares
                                     ---------     ---------
Outstanding at beginning of year       $4.00         423,403
Granted  ........................    $4.75-5.00      168,727
Exercised  ......................        --             --
Cancelled  ......................        --             --
Expired  ........................      $4.00          23,313
Outstanding at end of year  .....    $4.00-5.00      568,817
Exercisable at end of year  .....    $4.00-5.00       79,676


   Outstanding options are exercisable in installments over two to four years and expire in 2002.

4. INCOME TAXES

   In connection with the Conversion to corporate form, the Partnership recognized a net deferred income tax liability for temporary differences in accordance with FAS No. 109, "Accounting for Income Taxes", which resulted in a one-time charge to earnings of $16.6 million in the first quarter of 1993. Prior to the Conversion, Maritrans Partners L.P. and Maritrans Operating Partners L.P., as partnerships, were not subject to income taxation at the partnership level. However, income taxes, which were not significant, were provided for the incorporated subsidiaries of the partnerships prior to the Conversion.

                          NOTES TO THE CONSOLIDATED
                     FINANCIAL STATEMENTS  - (Continued)

4. INCOME TAXES  - (Continued)

   The income tax provision consists of:

                                             1994        1993
                                            ------      ------
                                                  ($000)
    Current:  ..........................
       Federal  ........................    $  123          --
       State  ..........................       111          --
    Deferred:  .........................
       Federal  ........................     3,493     $   291
       State  ..........................        96         116
    Deferred-resulting from Conversion          --      16,568
                                            ------     -------
                                            $3,823     $16,975
                                            ======     =======


   The differences between the federal income tax rate of 35 percent in 1994 and 34 percent in 1993 and the effective tax rates were as follows:

                                                             1994        1993
                                                            ------     -------
                                                                  ($000)
[S]                                                         [C]        [C]
Statutory federal tax provision  .......................    $3,624     $ 1,764
State income taxes, net of federal income tax benefit  .       135         116
Partnership income for the first quarter, not subject
  to income tax ........................................        --      (1,388)
Recognition of tax liability for cumulative temporary
  differences ..........................................        --      16,568
Non-deductible items  ..................................        27          --
Other  .................................................        37         (85)
                                                            ------    --------
                                                            $3,823     $16,975
                                                            ======    ========



   Principal items comprising deferred income tax liabilities and assets as of December 31, 1994 and 1993 are:

                                          1994         1993
                                         ------       ------
                                               ($000)
    Deferred tax liabilities:  .......
       Tax over book depreciation  ...    $29,567     $28,519
       Prepaids  .....................      2,365          --
       Other  ........................        449       1,203
                                          -------     -------
                                           32,381      29,722
                                          -------     -------
    Deferred tax assets:  ............
       Reserves and accruals  ........      6,890       8,092
       Net operating loss
         carryforwards  ..............      4,236       3,116
       Other  ........................         --         848
                                          -------     -------
                                           11,126      12,056
                                          -------     -------
    Net deferred tax liabilities  ....    $21,255     $17,666
                                          =======     =======


   At December 31, 1994, Maritrans Inc. has net operating loss carry forwards of approximately $25.7 million for income tax reporting purposes which expire in the year 2005 and thereafter.

                          NOTES TO THE CONSOLIDATED
                     FINANCIAL STATEMENTS  - (Continued)

5. RETIREMENT PLANS

   Most of the shoreside employees and substantially all of the seagoing supervisors participate in a qualified defined benefit retirement plan of Maritrans Inc. Net periodic pension costs were $1,362,000, $1,232,000 and $1,400,000 for the years ended December 31, 1994, 1993 and 1992, respectively, and were determined under the projected unit credit actuarial method. Pension benefits are primarily based on years of service and begin to vest after two years. Employees covered by collective bargaining agreements and employees of Maritrans Holdings Inc. or its subsidiaries are not eligible to participate in the qualified defined benefit retirement plan of Maritrans Inc.
   The weighted average discount rate, used to determine the actuarial present value of the projected benefit obligation, and the expected long-term rate of return on plan assets for the period were each 6.75 percent in 1994 and 7 percent in 1993 and 1992. The weighted average assumed rate of compensation increase used to determine the actuarial present value of the projected benefit obligation was 5 percent for all periods.
   Net periodic pension costs included the following components for the respective periods:

                                                    1/1 to       1/1 to       1/1 to
                                                   12/31/94     12/31/93     12/31/92
                                                   --------     --------     --------
                                                                 ($000)
Service cost of current period  ...............    $ 1,568      $ 1,625       $1,628
Interest cost on projected benefit obligation        1,119          906          887
Actual (gain) loss on plan assets  ............        352       (1,165)        (938)
Net (amortization) and deferral  ..............     (1,677)        (134)        (177)
                                                   -------      -------       ------
Net pension cost  .............................    $ 1,362      $ 1,232       $1,400
                                                   =======      =======       ======


   The following table sets forth the plan's funded status at December 31, 1994 and 1993:

                                                                   December 31,
                                                                  -------------
                                                                1994         1993
                                                                ----         ----
                                                                      ($000)
Actuarial present value of benefit obligations:  ..........
Accumulated benefit obligation, including vested benefits
  of $14,557 and $10,449, respectively ....................    $15,466     $11,534
Projected benefit obligation for service rendered to date        3,695       3,851
                                                               -------     --------
Projected benefit obligation  .............................     19,161      15,385
Plan assets at fair value, primarily publicly traded
  stocks and bonds ........................................     16,567      16,110
                                                               -------     -------
Plan assets greater than (less than) projected benefit
  obligation ..............................................     (2,594)        725
Unrecognized net gain (loss) on plan's assets  ............       (256)      2,723
Net assets being amortized over 15 years  .................      1,413       1,616
                                                               -------     -------
Accrued pension cost recognized in the financial
  statements ..............................................    $ 3,751     $ 3,614
                                                               =======     =======


   Substantially all of the shoreside employees and seagoing supervisors also participate in a qualified defined contribution plan. Contributions under the plan are determined annually by the Board of Directors of Maritrans Inc. The cost of the plan was $742,000, $685,000 and $609,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

   Contributions to industry-wide, multi-employer seamen's pension plans, which cover substantially all seagoing personnel covered under collective bargaining agreements, were approximately $399,000, $423,000 and

                          NOTES TO THE CONSOLIDATED
                     FINANCIAL STATEMENTS  - (Continued)

5. RETIREMENT PLANS  - (Continued)

$515,000 for the years ended December 31, 1994, 1993 and 1992, respectively. These contributions include funding for current service costs and amortization of prior service costs of the various plans over periods of 30 to 40 years. The pension trusts and union agreements provide that contributions be made at a contractually determined rate per man-day worked. Maritrans Inc. and its subsidiaries are not administrators of the multi-employer seamen's pension plans.

6. DEBT

   At December 31, 1994, total outstanding debt of the subsidiaries of Maritrans Inc. is $120.7 million, $113.0 million of which is long-term. At December 31, 1993, total outstanding debt was $116.9 million, $110.6 million of which was long-term. The debt is secured by mortgages on substantially all of the fixed assets of those subsidiaries. The debt consists of several series -- $0.6 million maturing through 1995, $30.0 million maturing through 1997, $10.1 million maturing through 2005, and $80 million maturing from 1998 through 2007. The weighted average interest rate on this indebtedness is 8.91 percent. Terms of the indebtedness require the subsidiaries to maintain their properties in a specific manner, maintain specified insurance on their properties and business, and abide by other covenants which are customary with respect to such borrowings. At December 31, 1993, the total outstanding debt consisted of $1.7 million maturing through 1995, $35.2 million maturing through 1997, and $80 million maturing from 1998 through 2007.
   The Operating Partnership has a $10 million working capital facility secured by its receivables and inventories. There were no borrowings under this facility during fiscal 1994.
   Based on the borrowing rates currently available for loans with similar terms and maturities, the fair value of long term debt was $120.6 million and $122.1 million at December 31, 1994 and 1993, respectively. The maturity schedule for outstanding indebtedness under existing debt agreements at December 31, 1994, is as follows:

                                               ($000)
                                              --------
               1995  ....................     $  7,654
               1996  ....................        8,671
               1997  ....................       15,613
               1998  ....................        8,558
               1999  ....................        8,608
               2000 -- 2007 .............       71,558
                                              --------
                                              $120,662
                                              ========


7. COMMITMENTS AND CONTINGENCIES

   Minimum future rental payments under noncancellable operating leases at December 31, 1994, are as follows:

                                             ($000)
                                            -------
               1995  ....................   $ 2,357
               1996  ....................     2,291
               1997  ....................     2,113
               1998  ....................     2,030
               1999  ....................     1,863
               2000 -- 2005 .............    11,236
                                            -------
                                            $21,890
                                            =======


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

   In the ordinary course of its business, claims are filed against the Company for alleged damages in connection with its operations. Management is of the opinion that the ultimate outcome of such claims at December 31, 1994, will not have a material adverse effect on the consolidated financial statements.

8. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                         First      Second        Third       Fourth         Total
                                        Quarter     Quarter      Quarter      Quarter        Year
                                       ---------   ---------    ---------   ----------     ---------
                                                    ($000, except per share/unit amounts)
1994
Revenue  ...........................   $ 33,098     $29,522      $30,106     $32,120       $124,846
Operating income  ..................      5,583       3,264        4,392       5,214       $ 18,453
Net income  ........................   $  2,026     $ 1,016      $ 1,482     $ 2,008       $  6,532
Earnings per share  ................   $   0.16     $  0.08      $  0.12     $  0.16       $   0.52
1993
Revenues  ..........................   $ 32,217     $33,603      $31,044     $35,675       $132,539
Operating income  ..................      2,722       2,572        1,222       2,125          8,641
Provision for (benefit from) income
  taxes ............................     16,568         533           14        (140)        16,975
Net income (loss)  .................   $(12,223)    $   639      $    24     $  (229)      $(11,789)
Per unit effect of income tax
  provision-resulting from
  Conversion .......................   $  (1.32)        n/a          n/a         n/a       $  (1.32)
Income (loss) per share/unit  ......   $  (0.98)    $  0.05      $  0.00     $ (0.02)      $  (0.94)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information with respect to directors of the Registrant, and information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, is incorporated herein by reference to the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the year ended December 31, 1994, under the captions "Information Regarding Nominees For Election As Directors And Regarding Continuing Directors" and "Section 16 Requirements."

   The individuals listed below are directors and executive officers of Maritrans Inc. or its subsidiaries.

              Name                Age(1)                              Position
             -----                ------                              --------
Stephen A. Van Dyck (4)  ......     51    Chairman of the Board of Directors and Chief Executive Officer

Dr. Robert E. Boni (2)(3)(4)  .     67    Director

Dr. Craig E. Dorman (3)  ......     54    Director

Bruce C. Lindsay (2)(3)(4)(5)       53    Director

James H. Sanborn  .............     57    Director

Edward R. Sheridan  ...........     56    President, Distribution Services Division --
                                          Operating Partnership

Brian J. Telford  .............     48    President, Gulf Division -- Operating Partnership

John C. Newcomb  ..............     56    Vice President, General Counsel and Secretary

Gary L. Schaefer  .............     45    Vice President, Chief Financial Officer and
                                          Treasurer of Maritrans Inc. and President of Maritank Inc.

Charles R. Ward  ..............     43    President, Eastern Division -- Operating Partnership

Robert B. York  ...............     39    President, Inland Division -- Operating Partnership

Walter T. Bromfield  ..........     39    Controller


------
(1) As of March 1, 1995
(2) Member of the Compensation Committee
(3) Member of the Audit Committee
(4) Member of the Finance Committee
(5) Mr. Lindsay's term of office as director expires in 1995 and he is not standing for reelection.

   Mr. Van Dyck has been Chairman of the Board and Chief Executive Officer of the Company and its predecessor since April 1987. For the previous year, he was a Senior Vice President -- Oil Services, of Sonat Inc. and Chairman of the Boards of the Sonat Marine Group, another predecessor, and Sonat Offshore Drilling Inc. For more than five years prior to April 1986, Mr. Van Dyck was the President and a director of the Sonat Marine Group and Vice President of Sonat Inc. Mr. Van Dyck is also the Chairman of the Board and a director of the West of England Ship Owners Mutual Insurance Association (Luxembourg), a mutual insurance association. He is a member of the Company's Finance Committee of the Board of Directors. See "Certain Transactions."

   Dr. Boni retired as Chairman of Armco Inc., a steel, oil field equipment and insurance corporation on November 30, 1990. Dr. Boni became Chief Executive Officer of Armco Inc. in 1985 and Chairman in 1986. He also served as Non-Executive Chairman of the Board of and consultant for Alexander & Alexander Services Inc., an insurances services company, in 1994 and he continues to serve on that Board of Directors. He is a member of the Company's Compensation (Chairman), Audit and Finance Committees of the Board of Directors.

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

   Mr. Sanborn is a principal in Polaris Associates, maritime consultants. He was Executive Vice President of the Company and its predecessor since April 1987, until his retirement in December 1993. Prior to April 1987, he was President of the Sonat Marine Group, another predecessor, a position he held since April 1986. Prior to this position, he served as Vice President-Operations and Vice President - East Coast Group of the Sonat Marine Group. Mr. Sanborn was employed in various capacities by the Company and its predecessors since 1978.

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

   Mr. Schaefer has been Vice President, Chief Financial Officer and Treasurer of Maritrans Inc. since April 1993, and previously held these titles with Maritrans GP Inc. since January 1990. Additionally, since August 1994, Mr. Schaefer has served as President of Maritank Inc. and its operating affiliates MPI and MMI. Prior to January 1990, Mr. Schaefer was Vice President, Controller and Treasurer of Maritrans GP Inc. He held a similar position with the Sonat Marine Group since 1986. Prior to this position, Mr. Schaefer was Assistant Vice President and Controller. Mr. Schaefer has been employed in various capacities by Maritrans or its predecessors since 1976.

   Mr. Ward was named President of the Eastern Division of the Operating Partnership in May 1993. Previously, Mr. Ward was President of the Inland Division of the Operating Partnership since February 1992 and prior to that was Manager, Traffic, a position he held since September 1990. Mr. Ward was East Coast Chartering Manager from June 1989 to September 1990. Prior to that position, Mr. Ward was Traffic Manager -- Black Oil. He held a similar position with the Sonat Marine Group. Mr. Ward has been employed in various capacities by Maritrans or its predecessors since 1975.

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

ITEMS 11, 12 AND 13.

   The information required by Item 11, Executive Compensation, by Item 12, Security Ownership of Certain Beneficial Owners and Management, and by Item 13, Certain Relationships and Related Transactions, is incorporated herein by reference to the Company's definitive Proxy Statement to be filed with the Commission not later than 120 days after the close of the fiscal year ended December 31, 1994, under the headings "Compensation of Directors and Executive Officers", "Security Ownership of Certain Beneficial Owners and Management" and "Certain Transactions".

                                   PART IV

                                                                                              Page
                                                                                              ----
Item 14.     EXHIBITS, FINANCIAL STATEMENT
             SCHEDULES AND REPORTS ON FORM 8-K
(a) (1)      Financial Statements
             Report of Independent Auditors                                                    17
             Maritrans Inc. Consolidated Balance Sheets at December 31, 1994, and
             December 31, 1993.                                                                18
             Maritrans Inc. Consolidated Statements of Income for the years ending
             December 31, 1994, 1993, and 1992.                                                19
             Maritrans Inc. Consolidated Statements of Cash Flows for the years ending
             December 31, 1994, 1993, and 1992.                                                20
             Notes to the Consolidated Financial Statements.                                   21
    (2)      Financial Statement Schedules
             Schedule II Maritrans Inc. Valuation Account for the years ended December
             31, 1994, 1993, and 1992.                                                         36

             All other schedules called for under Regulation S-X are not submitted because they are not applicable, not required, or because the required information is not material, or is included in the financial statements or notes thereto.

(b)          Reports on Form 8-K
             No reports on Form 8-K were filed during the quarter ended December 31, 1994.


(c) Exhibits


                                             Exhibit Index                                                 Page
                                             -------------                                                 ----
3.1#           Certificate of Incorporation of the Registrant, as amended.

3.2#           By Laws of the Registrant.

4.1            Certain instruments with respect to long-term debt of the Registrant or Maritrans
               Operating Partners L.P. or Maritrans Barge Company which relate to debt that does not exceed 10 percent of the total assets of the Registrant are omitted pursuant to Item
               601(b) (4) (iii) (A) of Regulation S-K. Maritrans hereby agrees to furnish supplementally to the Securities and Exchange Commission a copy of each such instrument upon request.

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

               Executive Compensation Plans and Arrangements

10.4^          Agreement, dated October 4, 1993 between Maritrans Inc. and John C. Newcomb.

10.5^          Agreement, dated October 4, 1993 between Maritrans Inc. and Gary L. Schaefer.

10.6^          Employment Agreement, dated October 5, 1993 between Maritrans General Partner Inc. and
               Stephen A. Van Dyck.

10.7^          Mutual Separation Agreement and General Release, dated November 22, 1993 between
               Maritrans Inc. and Craig N. Johnson.

10.8^         Retirement Agreement, dated November 22, 1993 between Maritrans Inc. and James H.
              Sanborn.

10.9^         Employment Agreement, dated November 15, 1993 between Maritrans Holdings Inc. and
              Edward J. Flood.

10.10^        Employment Agreement, dated October 5, 1993 between Maritrans General Partner Inc. and
              Charles R. Ward.

10.11^        Employment Agreement, dated October 5, 1993 between Maritrans General Partner Inc. and
              Brian J. Telford.

10.12^        Employment Agreement, dated October 5, 1993 between Maritrans General Partner Inc. and
              Edward R. Sheridan.


                                             Exhibit Index                                                 Page
                                             -------------                                                 ----
10.13^         Profit Sharing and Savings Plan of Maritrans Inc. as amended and restated effective
               November 1, 1993.

10.14@         Executive Award Plan of Maritrans GP Inc. (Exhibit 10.31).

10.15@         Excess Benefit Plan of Maritrans GP Inc. as amended and restated effective January 1,
               1988 (Exhibit 10.32).

10.16@         Retirement Plan of Maritrans GP Inc. as amended and restated effective January 1, 1989
               (Exhibit 10.33).

10.17^         Performance Unit Plan of Maritrans Inc. effective April 1, 1993.

10.18&         Executive Compensation Plan as amended and restated effective January 27, 1994.

11.1           Computation of Earnings Per Share.

21.1           Subsidiaries of Maritrans Inc.                                                               1

27             Financial Data Schedule


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

^ Incorporated by reference herein to the Exhibit of the same number filed with Maritrans Inc. Form 10-K Annual Report, dated March 30, 1994 for the fiscal year ended December 31, 1993.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                     MARITRANS INC.
                                     (Registrant)

By:  /s/ Stephen A. Van Dyck
    ------------------------                             Dated: March 30, 1995
    Stephen A. Van Dyck
    Chairman of the Board

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 By: /s/ Stephen A. Van Dyck
  --------------------------   Chairman of the Board                 Dated: March 30, 1995
       Stephen A. Van Dyck     and Chief Executive Officer
                               (Principal Executive Officer)

By: /s/ Dr. Robert E. Boni
  --------------------------   Director                              Dated: March 30, 1995
      Dr. Robert E. Boni


By: /s/ Dr. Craig E. Dorman
  --------------------------   Director                              Dated: March 30, 1995
    Dr. Craig E. Dorman


By: /s/ Bruce C. Lindsay
  --------------------------   Director                              Dated: March 30, 1995
      Bruce C. Lindsay


By: /s/ James H. Sanborn
  --------------------------   Director                              Dated: March 30, 1995
      James H. Sanborn


By: /s/ Gary L. Schaefer
  --------------------------   Vice President, Chief Financial       Dated: March 30, 1995
       Gary L. Schaefer        Officer and Treasurer
                               (Principal Financial Officer)

By: /s/ Walter T. Bromfield
  --------------------------   Controller                            Dated: March 30, 1995
     Walter T. Bromfield       (Principal Accounting Officer)



                                MARITRANS INC.
                       SCHEDULE II -- VALUATION ACCOUNT
                                    ($000)

                                                    CHARGED
                                     BALANCE AT     TO COSTS                     BALANCE
                                     BEGINNING        AND                         AT END
           DESCRIPTION               OF PERIOD      EXPENSES      DEDUCTIONS     OF PERIOD
          ------------               ----------     --------      ----------    -----------
JANUARY 1 TO DECEMBER 31, 1992
Allowance for doubtful accounts        $702          $ 60         $221(a)         $541

JANUARY 1 TO DECEMBER 31, 1993
Allowance for doubtful accounts        $541          $136         $ 72(a)         $605

JANUARY 1 TO DECEMBER 31, 1994
Allowance for doubtful accounts        $605          $123         $275(a)         $453


------

(a) Deductions are a result of write-offs of uncollectible accounts receivable for which allowances were previously provided.