Form 10-Q
period 1995-03-31
MARITRANS INC /DE/
filed 1995-05-15
CIK 810113

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

(Mark One)

 X   Quarterly Report Pursuant to Section 13 or 15(d) of the
- ---  Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 1995
                               --------------

                                       or

___  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the Transition Period from ________________ to ________________

Commission File Number  1-9063
                        ------


                                 MARITRANS INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

           DELAWARE                                51-0343903
- -------------------------------               -------------------
(State or other jurisdiction of               (Identification No.
incorporation or organization)                 I.R.S. Employer)


     ONE LOGAN SQUARE, 26TH FLOOR
      PHILADELPHIA, PENNSYLVANIA                     19103
- ----------------------------------------          ----------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including
area code                                       (215) 864-1200
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

                            Yes  X      No
                                ---        ---

        Common Stock outstanding as of March 31, 1995:  12,529,628
                                       --------------   ----------

                                 MARITRANS INC.
                                     INDEX




PART I.   FINANCIAL INFORMATION                       PAGE NUMBER
- -------   ---------------------                       -----------

ITEM 1.   Financial Statements

          Condensed Consolidated Balance Sheets. . . . . . . . .1

          Consolidated Statements of Income. . . . . . . . . . .2

          Consolidated Statements of Cash Flows. . . . . . . . .3

          Notes to Condensed Consolidated Financial Statements .4

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations. . . . .5

PART II.  OTHER INFORMATION
- --------  -----------------

ITEM 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . .9

ITEM 4.   Submission of Matters to a Vote of Security Holders. .9

ITEM 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . .9

Signature  . . . . . . . . . . . . . . . . . . . . . . . . . . 10

                         PART I: FINANCIAL INFORMATION

                                 MARITRANS INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ($000)

                                          MARCH 31, 1995   DECEMBER 31, 1994
                                          --------------   -----------------
                                           (unaudited)
ASSETS
- ------
Current assets:
  Cash and cash equivalents                  $ 41,405          $ 33,824
  Investments held-to-maturity                  8,000             8,000
  Trade accounts receivable                    11,065            11,974
  Other accounts receivable                     5,483             6,833
  Inventories                                   3,684             3,669
  Deferred income tax benefit                   1,181             1,181
  Prepaid expenses                              4,855             4,970
                                             --------          --------
     Total current assets                      75,673            70,451

Vessels, terminals and equipment              272,592           270,553
  Less accumulated depreciation                95,776            91,761
                                             --------          --------
     Net vessels, terminals and equipment     176,816           178,792

Other                                           8,135             8,366
                                             --------          --------
     Total assets                            $260,624          $257,609
                                             ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
  Debt due within one year                   $  7,105          $  7,654
  Trade accounts payable                        1,382             1,733
  Accrued interest                              4,596             2,298
  Accrued shipyard costs                        6,176             5,550
  Accrued wages and benefits                    4,226             5,928
  Other accrued liabilities                     2,965             4,343
                                             --------          --------
     Total current liabilities                 26,450            27,506

Long-term debt                                112,631           113,008
Deferred shipyard costs                         9,264             8,325
Other liabilities                               5,317             5,161
Deferred income taxes                          23,720            22,436

Stockholders' equity                           83,242            81,173
                                             --------          --------
    Total liabilities and stockholders'
     equity                                  $260,624          $257,609
                                             ========          ========

                            See accompanying notes.

                                 MARITRANS INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                  (unaudited)

                        ($000, except per share amounts)





                                                  JANUARY 1 TO     JANUARY 1 TO
                                                 MARCH 31, 1995   MARCH 31, 1994
                                                 --------------   --------------
Revenues                                           $ 32,783         $ 33,098

Costs and expenses:
  Operation expense                                  16,065           16,594
  Maintenance expense                                 5,039            5,179
  General and administrative                          2,101            1,897
  Depreciation and amortization                       4,150            3,845
                                                   --------         --------

  Total operating expenses                           27,355           27,515
                                                   --------         --------

Operating income                                      5,428            5,583

Interest expense, net                                (2,495)          (2,542)
Other income, net                                       653              179
                                                   --------         --------

Income before income taxes                            3,586            3,220

Provision for income taxes                            1,284            1,194
                                                   --------         --------

Net income                                         $  2,302         $  2,026
                                                   ========         ========

Earnings per common share                          $   0.18         $   0.16

Average common shares outstanding                12,529,628       12,523,000
                                                 ==========       ==========

                           See accompanying notes.

                                 MARITRANS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (unaudited)
                                     ($000)

                                                JANUARY 1 TO     JANUARY 1 TO
                                               MARCH 31, 1995   MARCH 31, 1994
                                               --------------   --------------
Cash flows from operating activities:
  Net income                                      $  2,302         $  2,026

  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
     Depreciation and amortization                   4,150            3,845
     Deferred income tax provision                   1,284            1,194
     Changes in receivables, inventories
      and prepaid expenses                           2,359            5,381
     Changes in current liabilities
      other than debt                                 (507)            (102)
     Non-current changes, net                        1,246              576
     (Gain)/loss on sale of equipment                    2               23
                                                  --------         --------
  Total adjustments to net income                    8,534           10,917
                                                  --------         --------
  Net cash provided by (used in) operating
   activities                                       10,836           12,943

Cash flows from investing activities:
  Cash proceeds from sale of equipment                   -            2,563
  Purchase of vessels, terminals and equipment      (2,079)          (2,045)
                                                  --------         --------
     Net cash provided by (used in)
      investing activities                          (2,079)             518
                                                  --------         --------
Cash flows from financing activities:
 Dividends declared and paid                          (250)               -
 Payment of long-term debt                            (926)            (578)
                                                  --------         --------
     Net cash provided by (used in)
      financing activities                          (1,176)            (578)
                                                  --------         --------
Net increase in cash and cash equivalents            7,581           12,883
Cash and cash equivalents at beginning of
 period                                             33,824           22,422
                                                  --------         --------
Cash and cash equivalents at end of period        $ 41,405         $ 35,305
                                                  ========         ========

                           See accompanying notes.

                                 MARITRANS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.  Basis of Presentation/Organization
    ----------------------------------
    Maritrans Inc. owns Maritrans Operating Partners L.P. (the "Operating Partnership") and Maritrans Holdings Inc. (collectively, the "Company"). These subsidiaries, directly and indirectly, own and operate tugs and barges principally used in the transportation of oil and related products, and own and operate petroleum storage facilities.

    In the opinion of management, the accompanying condensed consolidated financial statements of Maritrans Inc., which are unaudited (except for the Condensed Consolidated Balance Sheet as of December 31, 1994, which is derived from audited financial statements), include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial statements of the consolidated entities.

    Pursuant to the rules and regulations of the Securities and Exchange Commission, the unaudited condensed consolidated financial statements do not include all of the information and notes normally included with annual financial statements prepared in accordance with generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with the consolidated historical financial statements and notes thereto included in the Corporation's Form 10-K for the period ended December 31, 1994.

2.  Earnings per Share
    ------------------
    The potential effect of outstanding stock options on earnings per common share is not dilutive.

3.  Income Taxes
    ------------
    The Company's effective tax rate differs from the federal statutory rate due primarily to state income taxes.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------
         Liquidity and Capital Resources
         -------------------------------
         For the quarter ended March 31, 1995, funds provided by operating activities were sufficient to fully meet debt service obligations and loan agreement restrictions, and fund investment activities. In addition, the Company paid a dividend of $.02 per share during the quarter.

         On May 10, 1995, the Company announced a stock buy-back plan to reacquire up to 1.8 million shares of its common stock over the course of the next two years, depending on market conditions. This amount represents approximately 15 percent of its 12.5 million shares outstanding. Maritrans intends to hold the majority of the shares as treasury stock, although some shares may be used for acquisition currency, employee compensation plans, and/or other corporate purposes. Maritrans expects to finance the purchase of any reacquired shares from internally generated funds.

         Management believes that in 1995 funds provided by operating activities, augmented by financing and investing transactions, will be sufficient to provide the funds necessary for operations, anticipated capital expenditures, lease payments, required debt repayments, and anticipated common stock repurchases. Dividends are expected to be made quarterly during 1995.

         Barring changes in its current plans, management believes capital expenditures in 1995 for improvements to its currently operating vessels and existing marine terminals will be approximately $3 million compared to $4 million in 1994. In 1994, Maritrans also spent $10 million to purchase the MARITRANS 300, an oceangoing, double-hulled petroleum tank barge, and expects to spend approximately $8 million on modifications to the vessel before placing it in service in the third quarter. However, the Company will continue to evaluate the potential purchase of marine storage terminal and other investments consistent with its long-term strategic interests, and the potential sources of funds for those potential investments. Total capital expenditures of the Company through March 31, 1995 were $2.0 million.

         Liquidity and Capital Indicators
         --------------------------------
         As of March 31, 1995:
         Ratio of current assets to current liabilities        2.86
         Working capital (in thousands)                     $49,223
         Ratio of total debt to the sum of total debt
          and stockholders' equity                              .59

         Working Capital Position
         ------------------------
         Working capital increased approximately $6 million from December 31, 1994 to March 31, 1995. Current assets increased as a result of a significant increase in cash and cash equivalent balances due to operating activities. Current liabilities decreased due to a decline in other accrued liabilities and accrued wages and benefits, although these decreases were substantially offset by an increase in accrued interest. The ratio of current assets to current liabilities increased from 2.56 at December 31, 1994 to 2.86 at March 31, 1995.

         Debt Obligations and Borrowing Facility
         ---------------------------------------
         At March 31, 1995, the Company had $119.7 million in total outstanding debt, secured by mortgages on substantially all of the fixed assets of the subsidiaries of the Company. The current portion of this debt at March 31, 1995 is $7.1 million. The Company has a $10 million working capital facility, secured by its receivables and inventories, which expires June 30, 1995 and which is expected to be renewed. There were no borrowings against this facility during the three months ended March 31, 1995.

         RESULTS OF OPERATIONS
         ---------------------
         Three Month Comparison
         ----------------------
         Revenues
         --------
         Revenues of $32.8 million for the three months ended March 31, 1995, decreased by $0.3 million, or 0.9%, from revenues of $33.1 million for the three months ended March 31, 1994. Barrels of cargo transported were 60.1 million for each quarter. While charter rate competition remains intense in the Company's primary markets for marine transportation, stable volumes have enabled the Company to maintain revenue levels. Revenue from sources other than marine transportation decreased from 5.8% of total revenue, for the three months ended March 31, 1994, to 3.6% for the three months ended March 31, 1995, due to the sale of the contingency management business during the fourth quarter of 1994.

         Results
         -------
         Operating expenses of $27.4 million for the three months ended March 31, 1995, decreased by $0.1 million, or 0.4%, from operating expenses of $27.5 million for the three months ended March 31, 1995. Operating expenses for the three months ended March 31, 1995 were relatively stable with operating expenses in the comparable prior year quarter, which was the first full quarter following the streamlining measures initiated during the last quarter of 1993.

         Other income in the three months ended March 31, 1995 and 1994 is primarily interest income.

         Net income of $2.3 million for the three months ended March 31, 1995, is $0.3 million higher than the net income of $2.0 million for the three months ended March 31, 1994. This is due primarily to increased interest income resulting from a slight increase in interest rates and the increased cash balance generated by operations.

         Similar to the pattern experienced in 1994, management expects that the upcoming quarters may not be as profitable as the first quarter for Maritrans, because of competitive factors affecting the markets in which it operates.

                           Part II: OTHER INFORMATION

ITEM 1.  Legal Proceedings
         -----------------
         None.

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         No matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise, during the quarter ended March 31, 1995.

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------
(a)      Exhibits
         No. 11 - Computation of Earnings Per Common Share.
         No. 27 - Financial Data Schedule

(b)      Reports on Form 8-K
         (1) No reports on Form 8-K were filed during the quarter ended March 31, 1995.

                                   SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 MARITRANS INC.
                                  (Registrant)




By:  /s/        Gary L. Schaefer                 Dated:  May 12, 1995
       ------------------------------------------
                Gary L. Schaefer
      Vice President, Chief Financial Officer
          (Principal Financial Officer)


By:  /s/       Walter T. Bromfield               Dated:  May 12, 1995
       ------------------------------------------
               Walter T. Bromfield
                    Controller
         (Principal Accounting Officer)