Form 10-Q
period 1995-06-30
MARITRANS INC /DE/
filed 1995-08-14
CIK 810113

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

(Mark One)

 X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---   Exchange Act of 1934

For the Quarterly Period ended June 30, 1995

                                or

___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from            to

Commission File Number  1-9063


                                 MARITRANS INC.
  ---------------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

           DELAWARE                                     51-0343903
-------------------------------                ------------------------------
(State or other jurisdiction of                     (Identification No.
 incorporation or organization)                        I.R.S. Employer)


ONE LOGAN SQUARE, 26TH FLOOR
 PHILADELPHIA, PENNSYLVANIA                                    19103
-----------------------------------------      ------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code        (215) 864-1200
                                                    -------------------------

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

                        Yes  X      No
                           ------       ------

    Common Stock outstanding as of July 31, 1995:  11,883,869

                         MARITRANS INC.
                              INDEX




PART I.   FINANCIAL INFORMATION                                  PAGE NUMBER
-------------------------------                                  -----------

ITEM 1.   Financial Statements


          Condensed Consolidated Balance Sheets...........................1


          Consolidated Statements of Income...............................2


          Consolidated Statements of Cash Flows...........................4


          Notes to Condensed Consolidated Financial Statements............5


ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations...................7


PART II.  OTHER INFORMATION
---------------------------

ITEM 1.   Legal Proceedings..............................................11


ITEM 4.   Submission of Matters to a Vote of Security Holders............11


ITEM 6.   Exhibits and Reports on Form 8-K...............................11


Signature ...............................................................12

                       PART I:  FINANCIAL INFORMATION

                               MARITRANS INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                   ($000)


                                                JUNE 30,          DECEMBER 31,
                                                  1995                1994
                                              ------------        ------------
                                              (unaudited)
ASSETS
------

Current assets:
  Cash and cash equivalents                       $ 34,089          $ 33,824
  Investments held-to-maturity                       9,198             8,000
  Trade accounts receivable                         10,961            11,974
  Other accounts receivable                          5,934             6,833
  Inventories                                        3,529             3,669
  Deferred income tax benefit                        1,181             1,181
  Prepaid expenses                                   6,033             4,970
                                                  --------          --------
     Total current assets                           70,925            70,451

Vessels, terminals and equipment                   274,658           270,553
  Less accumulated depreciation                     99,438            91,761
                                                  --------          --------
     Net vessels, terminals and equipment          175,220           178,792

Other                                                7,832             8,366
                                                  --------          --------

     Total assets                                 $253,977          $257,609
                                                  ========          ========



LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Debt due within one year                           9,065             7,654
  Trade accounts payable                             2,293             1,733
  Accrued interest                                   2,180             2,298
  Accrued shipyard costs                             5,843             5,550
  Accrued wages and benefits                         4,283             5,928
  Other accrued liabilities                          3,909             4,343
                                                  --------          --------
     Total current liabilities                      27,573            27,506

Long-term debt                                     104,765           113,008
Deferred shipyard costs                              8,765             8,325
Other liabilities                                    5,515             5,161
Deferred income taxes                               24,358            22,436

Stockholders' equity                                83,001            81,173
                                                  --------          --------

    Total liabilities and stockholders'
     equity                                       $253,977          $257,609
                                                  ========          ========



                                See accompanying notes.

                               MARITRANS INC.
                     CONSOLIDATED STATEMENTS OF INCOME

                                (unaudited)

                      ($000, except per share amounts)





                                                   APRIL 1 TO      APRIL 1 TO
                                                  JUNE 30, 1995  JUNE 30, 1994
                                                  -------------  -------------

Revenues                                            $ 30,125         $ 29,522

Costs and expenses:
  Operation expense                                   16,489           15,500
  Maintenance expense                                  4,995            5,239
  General and administrative                           2,068            1,726
  Depreciation and amortization                        3,840            3,793
                                                  ----------       ----------
  Total operating expenses                            27,392           26,258
                                                  ----------       ----------

Operating income                                       2,733            3,264

Interest expense, net                                 (2,364)          (2,454)
Other income, net                                      1,352              830
                                                  ----------       ----------

Income before income taxes                             1,721            1,640

Income tax provision                                     660              624
                                                  ----------       ----------

Net income                                          $  1,061         $  1,016
                                                  ==========       ==========


Earnings per common share                           $   0.08         $   0.08


Average common shares outstanding                 12,489,417       12,523,000
                                                  ==========       ==========








                                See accompanying notes.

                               MARITRANS INC.
                     CONSOLIDATED STATEMENTS OF INCOME

                                (unaudited)

                      ($000, except per share amounts)





                                                  JANUARY 1 TO   JANUARY 1 TO
                                                  JUNE 30, 1995  JUNE 30, 1994
                                                  -------------  -------------

Revenues                                            $ 62,908         $ 62,620

Costs and expenses:
  Operation expense                                   32,554           32,094
  Maintenance expense                                 10,034           10,418
  General and administrative                           4,169            3,623
  Depreciation and amortization                        7,990            7,638
                                                  ----------       ----------

  Total operating expenses                            54,747           53,773
                                                  ----------       ----------

Operating income                                       8,161            8,847

Interest expense, net                                 (4,859)          (4,996)
Other income, net                                      2,005            1,009
                                                  ----------       ----------

Income before income taxes                             5,307            4,860

Income tax provision                                   1,944            1,818
                                                  ----------       ----------

Net income                                          $  3,363         $  3,042
                                                  ==========       ==========



Earnings per common share                           $   0.27         $   0.24


Average common shares outstanding                 12,509,413       12,523,000
                                                  ==========       ==========




                                See accompanying notes.

                               MARITRANS INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
              INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                (unaudited)
                                   ($000)

                                                  JANUARY 1 TO    JANUARY 1 TO
                                                  JUNE 30, 1995   JUNE 30, 1994
                                                  -------------   -------------
Cash flows from operating activities:
  Net income                                         $ 3,363         $  3,042

  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
     Depreciation and amortization                     7,990            7,638
     Deferred income tax provision                     1,922            1,818
     Changes in receivables, inventories
      and prepaid expenses                               989              867
     Changes in current liabilities
      other than debt                                 (1,344)          (2,658)
     Non-current changes, net                          1,150            1,162
     (Gain)/loss on sale of equipment                    (37)              35
                                                  ----------       ----------

  Total adjustments to net income                     10,670            8,862
                                                  ----------       ----------

  Net cash provided by (used in) operating
   activities                                         14,033           11,904

Cash flows from investing activities:
  Acquisition of investments held-to-maturity         (1,198)               -
  Cash proceeds from sale of equipment                    40            2,739
  Purchase of vessels, terminals and equipment        (4,226)          (2,552)
                                                  ----------       ----------

     Net cash provided by (used in)
      investing activities                            (5,384)             187
                                                  ----------       ----------

Cash flows from financing activities:
  Payment of long-term debt                           (6,832)          (5,156)
  Dividends declared and paid                           (501)               -
  Purchase of treasury stock                          (1,051)               -
                                                  ----------       ----------
     Net cash provided by (used in)
      financing activities                            (8,384)          (5,156)
                                                  ----------       ----------

Net increase (decrease)
 in cash and cash equivalents                            265            6,935
Cash and cash equivalents at beginning of
 period                                               33,824           22,422
                                                  ----------       ----------
Cash and cash equivalents at end of period          $ 34,089         $ 29,357
                                                  ==========       ==========



                                See accompanying notes.

                              MARITRANS INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.  Basis of Presentation/Organization
--------------------------------------
Maritrans Inc. owns Maritrans Operating Partners L.P. ("the Operating Partnership") and Maritrans Holdings Inc. (collectively, the "Company"). These subsidiaries, directly and indirectly, own and operate tugs and barges principally used in the transportation of oil and related products, and own and operate petroleum storage facilities.

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

Pursuant to the rules and regulations of the Securities and Exchange Commission, the unaudited condensed consolidated financial statements do not include all of the information and notes normally included with annual financial statements prepared in accordance with generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with the consolidated historical financial statements and notes thereto included in the Company's Form 10-K for the period ended December 31, 1994.

2.  Earnings per Common Share
-----------------------------
The potential effect of outstanding stock options on earnings per common share is not dilutive.


3.  Income Taxes
----------------
The Company's effective tax rate differs from the federal statutory rate due primarily to state income taxes.


4.  Treasury Stock
------------------
Treasury stock of $1,051,000 representing 176,309 shares is included in stockholders' equity at June 30, 1995.

5.  Subsequent Event
--------------------
On July 28, 1995 the Company purchased, in one block, 400,000 shares of its own stock for $2.3 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

For the six months ended June 30, 1995, funds provided by operating activities were sufficient to fully meet debt service obligations and loan agreement restrictions and fund investing activities. Additionally the Company paid a dividend of $0.02 per share in each of the first and second quarters of 1995.

On May 10, 1995, the Company announced a stock buy-back plan to reacquire up to
1.8 million shares of its common stock over the course of the next two years, depending on market conditions. This amount represents approximately 15 percent of the 12.5 million shares then outstanding. Maritrans intends to hold the majority of the shares as treasury stock, although some shares may be used for acquisition currency, employee compensation plans, and/or other corporate purposes. Maritrans expects to finance the purchase of any reacquired shares from internally generated funds. As of June 30, 1995 the Company has purchased 176,000 shares at a cost of approximately $1.1 million.

Management believes that in 1995 funds provided by operating activities, augmented by financing and investing transactions, will be sufficient to provide the funds necessary for operations, anticipated capital expenditures, lease payments, required debt repayments and anticipated common stock repurchases. Dividends are expected to be made quarterly during 1995.

Barring changes in its current plans, management believes capital expenditures in 1995 for improvements to its currently operating vessels and existing marine terminals will be approximately $3 million compared to $4 million in 1994. In 1994, Maritrans also spent $10 million to purchase the MARITRANS 300, an oceangoing, double-hulled petroleum tank barge, and expects to spend approximately $8 million on modifications to the vessel before placing it in service in the latter part of this year. However, the Company will continue to evaluate the potential purchase of marine storage terminals and other investments consistent with its long-term strategic interests, and the potential sources of funds for those potential investments. Total capital expenditures of the Company through June 30, 1995 were $4.2 million.

Liquidity and Capital Indicators
--------------------------------
         As of June 30, 1995:
         Ratio of current assets to current liabilities             2.57
         Working capital (in thousands)                          $43,352
         Ratio of total debt to the sum of total debt
          and stockholders' equity                                   .58


Working Capital Position
------------------------
Working capital increased by $0.5 million from December 31, 1994 to June 30, 1995. Current assets increased as a result of increases in investments held-to-maturity and in prepaid expenses which were partially offset by a decrease in receivables balances, resulting from the timing of collections. Current liabilities increased $0.1 million due primarily to currently maturing debt. The ratio of current assets to current liabilities increased from 2.56 at December 31, 1994 to 2.57 at June 30, 1995.

Debt Obligations and Borrowing Facility
---------------------------------------
At June 30, 1995, the Company had $113.8 million in total outstanding debt, secured by mortgages on substantially all of the fixed assets of the subsidiaries of the Company. The current portion of this debt at June 30, 1995 is $9.1 million. The Company has a $10 million working capital facility, secured by its receivables and inventories, which expires June 30, 1996. There were no borrowings against this facility for the six months ended June 30, 1995.

RESULTS OF OPERATIONS
---------------------

Three Month Comparison
----------------------
Revenues
--------
Revenues of $30.1 million for the three months ended June 30, 1995, increased by $0.6 million, or 2.0%, from revenues of $29.5 million for the three months ended June 30, 1994. Barrels of cargo transported decreased by 5 million barrels, from 59 million to 54 million, respectively. The increase in revenue despite the decline in volume is the result of longer average trip lengths during the three months ended June 30, 1995 versus the three months ended June 30, 1994. Revenue from sources other than marine transportation decreased from 6.4% of total revenue, for the three months ended June 30, 1994, to 3.8% for the three months ended June 30, 1995, due to the sale of the contingency management business during the fourth quarter of 1994.

Results
-------
Operating expenses of $27.4 million for the three months ended June 30, 1995, increased by $1.1 million, or 4.2%, from operating expenses of $26.3 million for the three months ended June 30, 1994. This increase is primarily due to expenses associated with chartering vessels from others and an increase in employee compensation and training programs.

Other income in the three months ended June 30, 1995 increased $0.5 million from other income for the three months ended June 30, 1994 due to an increase in interest income resulting from a rise in interest rates and an increase in funds available for investment.

Net income of $1.1 million for the quarter ended June 30, 1995 increased by $0.1 million from $1.0 million for the quarter ended June 30, 1994 as the result of the aforementioned increase in revenue and interest income.

Six Month Comparison
--------------------
Revenues
--------
Revenues of $62.9 million for the six months ended June 30, 1995 increased $0.3 million, or 0.5% from revenues of $62.6 million for the six months ended June 30, 1994. Barrels of cargo transported decreased by 5 million barrels, from 119 million barrels at June 30, 1994 to 114 million at June 30, 1995. Revenue held steady while volume dropped off, for the six months ended June 30, 1995 compared to the six months ended June 30, 1994 as the result of changes in customer mix and longer average trip length. Revenue from sources other than marine transportation decreased from 6.0% of total revenue, for the six months ended June 30, 1994, to 3.7% for the six months ended June 30, 1995, due to the sale of the contingency management business during the fourth quarter of 1994.

Results
-------
Operating expenses of $54.7 million for the six months ended June 30, 1995 increased by $0.9 million, or 1.7% from operating expenses of $53.8 million for the six months ended June 30, 1994. This increase is primarily due to the aforementioned increase in expenses associated with chartering vessels from others and employee compensation and training programs.

Other income for the six months ended June 30, 1995 of $2.0 million increased $1.0 million from $1.0 million for the six months ended June 30, 1994 primarily from higher interest rates and an increase in the average cash balance available for investment.

Net income of $3.4 million for the six months ended June 30, 1995, increased $0.4 million from the $3.0 million for the six months ended June 30, 1994. The increase is the result of increased revenues and the increase in other income.

Management expects earnings in the third quarter to continue at levels near second quarter results.

                        Part II:  OTHER INFORMATION


ITEM 1.  Legal Proceedings
         -----------------
         None.

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         The Company held its Annual Meeting of Stockholders of the Registrant on May 10, 1995 to vote upon the election of two directors, James H. Sanborn and Robert J. Lichtenstein, to serve for three year terms. At the time of the meeting, 12,529,628 shares of Common Stock were issued and outstanding and entitled to vote on the aforementioned matter. At the meeting, 10,107,672 shares voted in favor of the election of Mr. Sanborn, and 82,120 shares abstained (including broker non-votes) and 10,106,862 shares voted in favor of the election of Mr. Lichtenstein, and 82,930 shares abstained (including broker non-votes). Drs. Boni and Dorman and Mr. Van Dyck will continue to serve their unexpired terms as directors of the Company.

ITEM 6. Exhibits and Reports on Form 8-K
        --------------------------------
(a)     Exhibits
        No. 11 - Computation of Earnings Per Common Share.

(b)     Reports on Form 8-K
        (1) No reports on Form 8-K were filed during the quarter ended June 30, 1995.

                            SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          MARITRANS INC.
                           (Registrant)




By:  /s/        Gary L. Schaefer                    Dated:  August 11, 1995
     ---------------------------------------
                Gary L. Schaefer
     Vice President, Chief Financial Officer
          (Principal Financial Officer)


By:  /s/       Walter T. Bromfield                  Dated:  August 11, 1995
     ----------------------------------------
               Walter T. Bromfield
                    Controller
          (Principal Accounting Officer)