Form 10-Q
period 1995-09-30
MARITRANS INC /DE/
filed 1995-11-14
CIK 810113

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

(Mark One)

 X       Quarterly Report Pursuant to Section 13 or 15(d) of the
---      Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 1995
                               ------------------

                                       or

___      Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the Transition Period from            to
                                ---------    --------

Commission File Number  1-9063
                       --------

                                 MARITRANS INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                          51-0343903
--------                                     ---------------------
(State or other jurisdiction of               (Identification No.
incorporation or organization)                  I.R.S. Employer)

ONE LOGAN SQUARE, 26TH FLOOR
 PHILADELPHIA, PENNSYLVANIA                          19103
----------------------------                 ---------------------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including        (215) 864-1200
area code                                    ----------------------

                                 Not Applicable
               --------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

                                Yes  X      No
                                    ---        ---

           Common Stock outstanding as of October 31, 1995: 11,667,202
                                          ----------------  ----------

                                 MARITRANS INC.
                                      INDEX




PART I.           FINANCIAL INFORMATION                             PAGE NUMBER
-------           ---------------------                             -----------

ITEM 1.           Financial Statements

                  Condensed Consolidated Balance Sheets.....................  1

                  Consolidated Statements of Income.........................  2

                  Consolidated Statements of Cash Flows.....................  4

                  Notes to Condensed Consolidated Financial Statements......  5

ITEM 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.............  6

PART II.          OTHER INFORMATION
--------          -----------------

ITEM 1.           Legal Proceedings......................................... 11

ITEM 6.           Exhibits and Reports on Form 8-K.......................... 11

Signature         .......................................................... 12

                          PART I: FINANCIAL INFORMATION

                                 MARITRANS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ($000)


                                                  SEPT. 30, 1995   DEC. 31, 1994
                                                  --------------   -------------
                                                    (unaudited)
ASSETS
------

Current assets:
    Cash and cash equivalents                          $ 31,199       $ 33,824
    Investments held-to-maturity                          6,967          8,000
    Trade accounts receivable                             8,960         11,974
    Other accounts receivable                             7,775          6,833
    Inventories                                           3,780          3,669
    Deferred income tax benefit                           1,181          1,181
    Prepaid expenses                                      9,832          4,970
                                                       --------       --------
         Total current assets                            69,694         70,451

Vessels, terminals and equipment                        278,581        270,553
    Less accumulated depreciation                       103,236         91,761
                                                       --------       --------
         Net vessels, terminals and equipment           175,345        178,792

Other                                                     7,785          8,366
                                                       --------       --------

         Total assets                                  $252,824       $257,609
                                                       ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Debt due within one year                           $  8,658       $  7,654
    Trade accounts payable                                2,390          1,733
    Accrued interest                                      4,361          2,298
    Accrued shipyard costs                                5,979          5,550
    Accrued wages and benefits                            5,355          5,928
    Other accrued liabilities                             2,855          4,343
                                                       --------       --------
         Total current liabilities                       29,598         27,506

Long-term debt                                          104,761        113,008
Deferred shipyard costs                                   8,968          8,325
Other liabilities                                         5,713          5,161
Deferred income taxes                                    24,575         22,436

Stockholders' equity                                     79,209         81,173
                                                       --------       --------

    Total liabilities and stockholders'
         equity                                        $252,824       $257,609
                                                       ========       ========

                             See accompanying notes.

                                 MARITRANS INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (unaudited)

                        ($000, except per share amounts)





                                                  JULY 1 TO          JULY 1 TO
                                               SEPT. 30, 1995     SEPT. 30, 1994
                                               --------------     --------------
Revenues                                            $ 29,102           $ 30,106

Costs and expenses:
    Operation expense                                 16,132             15,169
    Maintenance expense                                4,570              4,762
    General and administrative                         2,242              1,861
    Depreciation and amortization                      3,905              3,922
                                                    --------           --------

    Total operating expenses                          26,849             25,714
                                                    --------           --------

Operating income                                       2,253              4,392

Interest expense, net                                 (2,352)            (2,463)
Other income, net                                        682                426
                                                    --------           --------

Income before income taxes                               583              2,355

Income tax provision                                     217                873
                                                    --------           --------

Net income                                          $    366           $  1,482
                                                    ========           ========


Earnings per common share                           $   0.03           $   0.12


Average common shares outstanding                 11,917,550         12,526,692
                                                  ==========         ==========

                             See accompanying notes.

                                 MARITRANS INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (unaudited)

                        ($000, except per share amounts)




                                                    JANUARY 1, TO  JANUARY 1, TO
                                                     SEPT 30 1995   SEPT 30 1994
                                                     ------------   ------------

Revenues                                               $ 92,010        $ 92,726

Costs and expenses:
    Operation expense                                    48,686          47,263
    Maintenance expense                                  14,604          15,180
    General and administrative                            6,411           5,484
    Depreciation and amortization                        11,895          11,560
                                                       --------        --------

    Total operating expenses                             81,596          79,487
                                                       --------        --------

Operating income                                         10,414          13,239

Interest expense, net                                    (7,211)         (7,459)
Other income, net                                         2,687           1,435
                                                       --------        --------

Income before income taxes                                5,890           7,215

Income tax provision                                      2,161           2,691
                                                       --------        --------

Net income                                             $  3,729        $  4,524
                                                       ========        ========


Earnings per common share                              $   0.30        $   0.36


Average common shares outstanding                    12,309,957      12,526,692
                                                     ==========      ==========

                             See accompanying notes.

                                 MARITRANS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (unaudited)
                                     ($000)


                                                  JANUARY 1 TO     JANUARY 1 TO
                                                 SEPT. 30, 1995   SEPT. 30, 1994
                                                 --------------   --------------
Cash flows from operating activities:
    Net income                                      $  3,729         $  4,524

    Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
         Depreciation and amortization                11,895           11,560
         Deferred income tax provision                 2,161            2,691
         Changes in receivables, inventories
          and prepaid expenses                        (2,901)           4,726
         Changes in current liabilities
          other than debt                              1,088           (2,401)
         Non-current changes, net                      1,538             (840)
         (Gain)/loss on sale of equipment                (37)             136
                                                    --------         --------

    Total adjustments to net income                   13,744           15,872
                                                    --------         --------

    Net cash provided by (used in) operating
     activities                                       17,473           20,396

Cash flows from investing activities:
    Net change in investments held-to-maturity         1,033           (7,435)
    Cash proceeds from sale of equipment                  40            2,816
    Purchase of vessels, terminals and equipment      (8,159)          (2,871)
                                                    --------         --------

         Net cash provided by (used in)
          investing activities                        (7,086)          (7,490)
                                                    --------         --------

Cash flows from financing activities:
    Payment of long-term debt                         (7,243)          (5,734)
    Dividends declared and paid                         (735)            --
    Purchase of treasury stock                        (5,034)            --
                                                    --------         --------

         Net cash provided by (used in)
          financing activities                       (13,012)          (5,734)
                                                    --------         --------

Net increase (decrease)
 in cash and cash equivalents                         (2,625)           7,172
Cash and cash equivalents at beginning of
 period                                               33,824           22,422
                                                    --------         --------
Cash and cash equivalents at end of period          $ 31,199         $ 29,594
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

2.      Earnings per Common Share
        -------------------------
        The potential effect of outstanding stock options on earnings per common share is not dilutive.

3.      Income Taxes
        ------------
        The Company's effective tax rate differs from the federal statutory rate due primarily to state income taxes.

4.      Treasury Stock
        --------------
        Treasury stock of $5,034,000 representing 872,206 shares is included as a reduction to stockholders' equity at September 30, 1995.




ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------

          Liquidity  and Capital  Resources
          ---------------------------------

          For the nine months ended September 30, 1995, funds provided by operating activities were, and, for the remainder of the year, are expected to be sufficient to fully meet debt service obligations and loan agreement restrictions and fund investing activities. Additionally, the Company paid a dividend of $0.02 per share in each of the first three quarters of 1995. At the most recent meeting of the Board of Directors of Maritrans Inc., a dividend of $0.05 per share was approved for payment on December 13, 1995, to shareholders of record on November 27, 1995.

          On May 10, 1995, the Company announced a stock buy-back plan to reacquire up to 1.8 million shares of its common stock over the course of the next two years, depending on market conditions. This amount represents approximately 15 percent of the 12.5 million shares then outstanding. Maritrans intends to hold the majority of the shares as treasury stock, although some shares may be used for acquisition currency, employee compensation plans, and/or other corporate purposes. Maritrans expects to finance the purchase of any reacquired shares from internally generated funds. As of September 30, 1995 the Company has purchased 872,206 shares at a cost of approximately $5.0 million.

          On September 22, 1995, a subsidiary of Maritrans Holdings Inc. purchased a 530,000-barrel petroleum product terminal located in Baltimore, Maryland, increasing petroleum terminal capacity to

          1.6 million barrels. The subsidiary will offer this terminal for product storage, both under product throughput agreements and under product exchange agreements as part of a distribution arrangement which includes marine transportation.

          Management believes capital expenditures in 1995 for improvements to its currently operating vessels and existing marine terminals will be approximately $3 million compared to $4 million in 1994. In 1994, Maritrans also spent $10 million to purchase the MARITRANS 300, an oceangoing, double-hulled petroleum tank barge, and will have spent approximately $8 million on modifications to the vessel before placing it in service in October. However, the Company will continue to evaluate the potential purchase of marine storage terminals and other investments consistent with its long-term strategic interests, and the potential sources of funds for those potential investments. Total capital expenditures of the Company through September 30, 1995 were $8.2 million, including the purchase of the aforementioned terminal facility in Baltimore.

          On November 13, 1995, the Company announced plans to lead a venture that would build up to six new double-hulled petroleum tankers over the next three to four years for use in United States coastwise trade. Construction is subject to obtaining a satisfactory shipyard contract and financing. The Company is seeking, through a newly-formed subsidiary, government-guaranteed financing under Title XI of the Merchant Marine Act, where the government guarantees loans for up to
          87.5 percent of the vessels' construction cost. The Company, and potentially another investor, would provide equity to the venture for approximately 12.5 percent of the cost of the vessels. The approximate cost of each vessel is $45 million.

          Liquidity and Capital Indicators
          --------------------------------
          As of September 30, 1995:
          Ratio of current assets to current liabilities         2.35
          Working capital (in thousands)                      $40,096
          Ratio of total debt to the sum of total debt
           and stockholders' equity                               .59

          Working Capital Position
          ------------------------
          Working capital decreased by $2.8 million from December 31, 1994 to September 30, 1995. Current assets decreased as a result of decreases in investments held-to-maturity and in trade accounts receivable which were offset by an increase in prepaid expenses, resulting from installment payments to the shipyard that has been preparing the MARITRANS 300 for service. These payments will be capitalized in the fourth quarter when the vessel is placed in service. Current liabilities increased $2.1 million due primarily to currently maturing debt and an increase in accrued interest. The ratio of current assets to current liabilities decreased from 2.56 at December 31, 1994 to
          2.35 at September 30, 1995.

          Debt Obligations and Borrowing Facility
          ---------------------------------------
          At September 30, 1995, the Company had $113.4 million in total outstanding debt, secured by mortgages on substantially all of the fixed assets of the subsidiaries of the Company. The current portion of this debt at September 30, 1995 is $8.7 million. The Company has a $10 million working capital facility, secured by its receivables and inventories, which expires June 30, 1996. There were no borrowings against this facility for the nine months ended September 30, 1995.

          RESULTS OF OPERATIONS
          ---------------------
          Three Month Comparison
          ----------------------
          Revenues
          --------

          Revenues of $29.1 million for the three months ended September 30, 1995, decreased by $1.0 million, or 3.3%, from revenues of $30.1 million for the three months ended September 30, 1994. Barrels of cargo transported decreased by 7 million barrels, from 60 million for the three months ended September 30, 1994 to 53 million for the three months ended September 30, 1995. The decrease in revenue and volume is the result of refinery maintenance shut-downs and short term changes in customer delivery patterns and sourcing decisions. Additionally, vessel productivity was disrupted in the third quarter by the unusually severe tropical storm season. Revenue from sources other than marine transportation decreased from 5.7% of total revenue, for the three months ended September 30, 1994, to 4.6% for the three months ended September 30, 1995, due to the sale of the contingency management business during the fourth quarter of 1994.


          Results
          -------

          Operating expenses of $26.8 million for the three months ended September 30, 1995, increased by $1.1 million, or 4.4%, from operating expenses of $25.7 million for the three months ended September 30, 1994. The increase in expenses is principally the result of higher costs in anticipation of Maritrans' increasing fleet capacity which included employee training. Additionally, corporate communication programs were higher during the quarter than are expected on an ongoing basis.

          Other income in the three months ended September 30, 1995 increased $0.3 million from other income for the three months ended September 30, 1994 due to an increase in interest income resulting from a rise in interest rates and an increase in funds available for investment.

          Net income of $0.4 million for the quarter ended September 30, 1995 decreased by $1.1 million from $1.5 million for the quarter ended September 30, 1994 as the result of the aforementioned decrease in revenue and increases in operating expenses.


          Nine Month Comparison
          ---------------------
          Revenues
          --------
          Revenues of $92.0 million for the nine months ended September 30, 1995 decreased $0.7 million, or 0.8% from revenues of $92.7 million for the nine months ended September 30, 1994. Barrels of cargo transported decreased by 11 million barrels, 7 million of which are attributable to the third quarter, as discussed above, from 179 million barrels at September 30, 1994 to 168 million at September 30, 1995. Revenue held steady while volume dropped off, for the nine months ended September 30, 1995 compared to the nine months ended September 30, 1994 as the result of increasing average trip lengths and changes in customer sourcing decisions and delivery patterns. Revenue from sources other than marine transportation decreased from 5.9% of total revenue, for the nine months ended September 30, 1994, to 4.0% for the nine months ended September 30, 1995, due to the sale of the contingency management business during the fourth quarter of 1994.

          Results
          -------
          Operating expenses of $81.6 million for the nine months ended September 30, 1995 increased by $2.1 million, or 2.7% from operating expenses of $79.5 million for the nine months ended September 30,

          1994. This increase is primarily due to increases in expenses associated with chartering vessels from others and employee compensation and the aforementioned training and communication programs.

          Other income for the nine months ended September 30, 1995 of $2.7 million increased $1.3 million from $1.4 million for the nine months ended September 30, 1994 primarily from higher interest rates and an increase in the average cash balance available for investment.

          Net income of $3.7 million for the nine months ended September 30, 1995, decreased $0.8 million from the $4.5 million for the nine months ended September 30, 1994. The decrease is the result of decreased revenues and the increase in operating expenses as described above.

          While the combination of events that caused volumes to decline in the third quarter are unlikely to recur in the fourth quarter, management believes that competitive pressures in its markets will continue to be intense.

                           Part II: OTHER INFORMATION

ITEM 1.         Legal Proceedings
                -----------------
                None.

ITEM 6.         Exhibits and Reports on Form 8-K
                --------------------------------
(a)             Exhibits
                No. 11 - Computation of Earnings Per Common Share.

(b)             Reports on Form 8-K
                (1) No reports on Form 8-K were filed during the quarter ended September 30, 1995.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 MARITRANS INC.
                                  (Registrant)




By:         /s/ Gary L. Schaefer             Dated: November 13, 1995
     ---------------------------------------
                Gary L. Schaefer
     Vice President, Chief Financial Officer
          (Principal Financial Officer)


By:        /s/ Walter T. Bromfield           Dated: November 13, 1995
     ---------------------------------------
               Walter T. Bromfield
                   Controller
         (Principal Accounting Officer)