Form 10-K405
period 1995-12-31
MARITRANS INC /DE/
filed 1996-03-29
CIK 810113

=============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                    ------

                                  FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [Fee Required]

For the Fiscal Year Ended December 31, 1995
                                      or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934 [No Fee Required]

For the Transition Period from      to

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

As of March 12, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant was $60,171,815. As of March 12, 1996, Maritrans Inc. had 11,685,199 shares of common stock outstanding.

                     Documents Incorporated By Reference

Part III incorporates information by reference from the Proxy Statement for Annual Meeting of Stockholders to be held on May 8, 1996.

                     Exhibit Index is located on page 32.
=============================================================================

                                  FORM 10-K

                                MARITRANS INC.
                              TABLE OF CONTENTS

                                    PART I

                                                                           Page

Item 1.          Business ..................................................  1

Item 2.          Properties.................................................  9

Item 3.          Legal Proceedings.......................................... 10

Item 4.          Submission of Matters to a Vote of Security Holders........ 10

                                       PART II

Item 5.          Market for the Registrant's Common Equity and Related
                 Stockholder Matters ....................................... 11

Item 6.          Selected Financial Data ................................... 12

Item 7.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations........................ 12

Item 8.          Financial Statements and Supplemental Data................. 16

Item 9.          Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure........................ 28

                                      PART III

Item 10.         Directors and Executive Officers of the Registrant......... 28

Item 11.         Executive Compensation..................................... 30

Item 12.         Security Ownership of Certain Beneficial Owners and
                 Management................................................. 30

Item 13.         Certain Relationships and Related Transactions............. 30

                                       PART IV

Item 14.         Exhibits, Financial Statement Schedules and Reports on
                 Form 8-K .................................................. 31

Signatures       ........................................................... 34

                                    PART I

ITEM 1. BUSINESS

GENERAL

   Maritrans Inc. (the "Corporation" or the "Registrant"), together with its predecessor, Maritrans Partners L.P. (the "Partnership"), herein called "Maritrans," has historically served the petroleum and petroleum product industry by providing marine transportation services along the East and Gulf Coasts of the United States utilizing its barges and tugboats. Maritrans has recently broadened its participation in the industry it serves by adding marine terminal facilities and petroleum distribution coordination.

STRUCTURE

   Current. The Registrant is a Delaware corporation whose common stock ("Common Stock") is publicly traded. The Registrant conducts most of its marine transportation business activities through operating divisions of Maritrans Operating Partners L.P. (the "Operating Partnership") and its managing general partner, Maritrans General Partner Inc., wholly owned subsidiaries of the Registrant. Most of the Registrant's terminalling and distribution services are conducted through subsidiaries of Maritrans Holdings Inc., a wholly owned subsidiary of the Registrant.

   Historical. Founded in the 1850's and incorporated in 1928 under the name Interstate Oil Transport Company, Maritrans' predecessor was one of the first tank barge operators in the United States, with a fleet which increased in size and capacity as United States consumption of petroleum products increased. On December 31, 1980, Maritrans' predecessor operations and its tugboat and barge affiliates were acquired by Sonat Inc. ("Sonat"). On April 14, 1987, Maritrans acquired the tug and barge business and related assets from Sonat. On March 31, 1993, the limited partners of the Partnership voted on a proposal to convert the Partnership to corporate form (the "Conversion"). The proposal was approved, and on April 1, 1993, Maritrans Inc., then a newly-formed Delaware corporation, succeeded to all assets and liabilities of the Partnership. The holders of general and limited partnership interests in the Partnership and in the Operating Partnership were issued shares of Common Stock, par value $.01 per share, of the Corporation, representing substantially the same percentage equity interest in the Corporation as they had in the Partnership, directly or indirectly, in exchange for their partnership interest. Each previously held Unit of Limited Partnership Interest in the Partnership was exchanged for one share of Common Stock of the Corporation. For financial accounting purposes, the conversion to corporate form has been treated as a reorganization of affiliated entities, with the assets and liabilities recorded at their histoical costs. In addition, the Partnership recognized a net deferred income tax liability for temporary differences in accordance with Statement of Financial Accounting Standard ("FAS") No. 109, "Accounting for Income Taxes," which resulted in a one-time charge to earnings of $16.6 million in the first quarter of 1993.

   Overview. Since 1981, Maritrans and its predecessors have transported annually over 200 million barrels of crude oil and refined petroleum products. Based on its internal research regarding competition, Maritrans believes that it is one of the largest United States marine transporters of petroleum and petroleum products in the United States coastwise Jones Act trade (i.e. from point-to-point within the United States), excluding affiliates of integrated oil companies, and that it owns one of the largest domestic fleets of U.S. flag oceangoing tank barges.

   Maritrans operates a fleet of tank barges and tugboats and three terminal facilities. Its largest barge has a capacity of approximately 400,000 barrels, and its current operating barge fleet capacity aggregates approximately 4.3 million barrels. Operating fleet capacity increased by approximately 300,000 barrels when the Company's most recent acquisition, the MARITRANS 300, was placed in service in the fourth quarter of 1995. Aggregate capacity at Maritrans' terminal facilities totals approximately 1.6 million barrels.

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

   The Gulf Division, headquartered in Tampa, Florida, provides marine transportation services for petroleum products from refineries located in Texas, Louisiana and Mississippi to distribution points along the Gulf and Atlantic Coasts generally south of Cape Hatteras, North Carolina and particularly into Florida. The Eastern Division, supported by a major fleet center in Philadelphia, Pennsylvania, transports petroleum products from East Coast refineries (primarily located in and near Philadelphia) and pipeline terminals located in the New York Harbor area to distribution terminals primarily located along the Eastern Seaboard between the Canadian Maritime Provinces and Norfolk, Virginia. Maritrans also provides, as part of its Eastern Division, lightering services for large tank ships (a process of off-loading crude oil or petroleum products from an inbound tanker into barges, thereby enabling the tanker to navigate draft-restricted rivers and ports to discharge cargo at a refinery or storage and distribution terminal). The Inland Division is also supported by fleet center operations in Philadelphia, Pennsylvania, and transports petroleum products and chemicals between refineries and distribution points along the Delaware River and in the Chesapeake Bay. In 1993, the Inland Division and Maritank Maryland Inc. ("MMI"), which owns marine terminals in Salisbury and Baltimore, Maryland, began to provide distribution services to customers requiring both marine transportation and terminalling services.

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

   In light of the potential liabilities of oil companies and other shippers of petroleum products under the Oil Pollution Act of 1990 ("OPA") and analogous state laws, management believes that some shippers have begun to select transporters in larger measure than in the past on the basis of a demonstrated record of safe operations. Maritrans believes that the measures it has implemented in the last five years to promote higher quality operations and its longstanding commitment to safe transportation of petroleum products benefits its marketing efforts with these shippers.

   In 1995, approximately 82 percent of Maritrans' revenues were generated from ten customers. In 1995, contracts with Sun Oil Company, Star Enterprise, BP Oil Shipping Company, USA (including affiliates) and Marathon Oil accounted in the aggregate for approximately 18 percent, 15 percent, 11 percent and 10 percent, respectively, of Maritrans' revenues. There could be a material adverse effect on Maritrans if any of these customers were to cancel or terminate their various agreements with Maritrans. Management believes that cancellation or termination of all its business with any of its larger customers is unlikely.

   In early 1996, BP Oil Company completed the sale of its northeastern U.S. retail outlets, terminal facilities and its Marcus Hook, Pennsylvania, refinery to Tosco Corporation ("Tosco"). The refinery was turned over to Tosco in a non-operating state, and plans to reopen the refinery by Tosco are still uncertain. This development will negatively impact financial results as Maritrans takes action to replace the revenues that had been associated with this refinery's output, including relocating certain vessels, and continues to evaluate other steps to mitigate the financial impact. This refinery's output did not represent the only source of Maritrans' revenue from BP Oil Shipping Company in 1995.

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

   Maritrans is engaged in several different market activities. A significant portion of its revenues in 1995 was generated in the coastal transportation of petroleum products from refineries or pipeline terminals in the Gulf of Mexico to ports which are not served by pipelines. Management believes that the optimal vessel size suited to serve these ports is between 20,000 deadweight tons ("DWT") (approximately 160,000 barrels) and 40,000 DWT (approximately 320,000 barrels). Maritrans currently operates seven barges in this size range in this market, which comprises a significant number of the vessels able to compete in this market. The relatively large size of Maritrans' fleet generally provides greater flexibility in meeting customers' needs.

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

   The U.S. Administration recently signed legislation to export Alaskan crude oil on U.S. built and manned vessels. While Maritrans does not believe that this law will materially affect the vessel capacity competing against Maritrans in the Jones Act trades, it could have an adverse impact on the current status of the Jones Act in the context of future international trade developments.

   Refined Product Pipelines. Existing refined product pipelines generally are the lowest incremental cost method for the long-haul movement of petroleum and refined petroleum products. Other than the Colonial Pipeline system, which originates in Texas and terminates at New York Harbor, the Plantation Pipeline, which originates in Louisiana and terminates in Washington D.C., and smaller regional pipelines between Philadelphia and New York, there are no pipelines carrying refined petroleum products to the major storage and distribution facilities currently served by Maritrans. While the Colonial Pipeline system reduces the amount of refined product transported into the New York area by ship, it provides an origination point for Maritrans' business of transporting such products from New York Harbor to New England ports. Management believes that high capital costs, tariff regulation and environmental considerations make it unlikely that a new refined product pipeline system which would have a material adverse effect on Maritrans' business will be built in its market areas in the foreseeable future. It is possible, however, that, as noted above, new pipeline segments (including pipeline segments that connect with existing pipeline systems) could be built or that existing pipelines could be converted to carry refined petroleum products, either of which could effectively compete with Maritrans in particular locations.

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

EMPLOYEES AND EMPLOYEE RELATIONS

   At December 31, 1995, Maritrans and its subsidiaries employed a total of 505 persons. Of these employees, 83 are employed at the Philadelphia, Pennsylvania headquarters of the Registrant or at the Philadelphia and Tampa fleet centers, 398 are seagoing employees who work aboard the tugs and barges, and 24 are employed by Maritrans' non-marine affiliates. Maritrans and its predecessors have had collective bargaining agreements with the Seafarers' International Union of North America, Atlantic, Gulf and Inland District, AFL-CIO ("SIU"), and with American Maritime Officers ("AMO"), formerly District 2 Marine Engineers Beneficial Association, Associated Maritime Officers, AFL-CIO, for approximately 33 years. Approximately one-half of the total number of seagoing employees employed are supervisors and, hence, as part of management, are not represented by maritime unions. The collective bargaining agreement with the SIU covers approximately 149 employees. The collective bargaining agreement with the AMO covers approximately 40 employees. Each expires on May 31, 1996 and is expected to be renewed. The employees of the subsidiaries of Maritrans Holdings Inc. are not covered by any collective bargaining agreement.

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

   Jones Act. The Jones Act, a federal law, restricts maritime transportation between United States points to vessels built and registered in the United States and owned by United States citizens. The entities in the Maritrans organizational structure engaged in maritime transportation between United States points are subject to the provisions of the law. Therefore, it is the responsibility of Maritrans to monitor ownership of these entities and take any remedial action necessary to insure that no violation of the Jones Act ownership restrictions occurs. In addition, the Jones Act requires that all United States flag vessels be manned by United States citizens, which significantly increases the labor and certain other operating costs of United States flag vessel operations compared to foreign-flag vessel operations. Foreign-flag seamen generally receive lower wages and benefits than those received by United States citizen seamen. In addition, a significant number of foreign governments subsidize, at least to some extent, the wages and/or benefits received by the seamen of those nations. Furthermore, certain of these foreign governments subsidize those nations' shipyards, resulting in lower shipyard costs both for new vessels and repairs, than those paid by United States-flag vessel owners such as Maritrans, to United States shipyards. Finally, the United States Coast Guard and American Bureau of Shipping maintain the most stringent regime of vessel inspection in the world, which tends to result in higher regulatory compliance costs for United States-flag operators than those paid by owners of vessels registered under foreign flags of convenience. Because Maritrans transports petroleum and petroleum products between United States ports, most of its business depends upon the Jones Act remaining in effect. There have been various unsuccessful attempts in the past by foreign governments and companies to gain access to the Jones Act trade, as well as by interests within the United States to limit or do away with the Jones Act. Management expects that efforts of this type will continue.

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

   OPA requires all newly constructed petroleum tank vessels engaged in marine transportation of oil and petroleum products in the U.S. to be double-hulled and all such existing single-hulled vessels to be retrofitted with double hulls or phased out of the industry beginning January 1, 1995, in order to comply with new standards for such vessels. Because of the age and size of Maritrans' individual barges, the first of its operating vessels will be required to be retired or retrofitted by January 1, 2003, and most of its large ocean-going, single-hulled vessels will be similarly affected on January 1, 2005. Management believes that it would, for example, cost approximately $20-25 milion to build a 20,000 DWT double-hulled barge. The cost of retrofitting an existing 20,000 DWT barge with a double hull may be somewhat less than the cost of a new barge, but the retrofitting cost would depend upon a variety of construction and engineering factors. Therefore, retrofitting may not be a viable economic alternative to the purchase of a new double-hulled barge. The prices of retrofitting and constructing new vessels may increase materially as a result of increased demand for shipyard capacity arising from OPA. Also as a result of this legislation, the expected lives of some of Maritrans' barges have been shortened, thus forcing Maritrans to accelerate the depreciation of these vessels. This change in depreciation calculation began in September 1990 and caused an increase of Maritrans' annual depreciation expense by approximately $1.4 million.

   The double-hulled or double-bottomed tank barges currently owned by Maritrans account for approximately 23 percent of its fleet capacity. The OCEAN 400 and the MARITRANS 300, approximately 16 percent of fleet capacity, have been grandfathered under equivalency provisions of the interim final rule promulgated by the U.S. Coast Guard.

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

   The following table sets forth Maritrans' quantifiable cargo oil spill record for the period January 1, 1991 through December 31, 1995:

                                                                             Gallons Spilled
                                  No. of         No. of        No. of          Per Million
          Period              Gals. Carried      Spills     Gals. Spilled     Gals. Carried
 --------------------------   ---------------   --------   ---------------    ---------------
                                  (000)                         (000)
1/1/1991 -- 12/31/1991          10,710,000         11            1.25               .117
1/1/1992 -- 12/31/1992          10,272,000          6             .01               .001
1/1/1993 -- 12/31/1993*         10,433,000          2             .01               .001
1/1/1994 -- 12/31/1994           9,954,000          2             .02               .002
1/1/1995 -- 12/31/1995           9,450,000          1           16.80              1.780


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

   Air Pollution Regulations. The 1990 amendments to the Clean Air Act give the EPA and the states the authority to regulate emissions of volatile organic compounds ("VOCs") and any other air pollutant from tank vessels in all ports served by Maritrans and storage terminals. Several states with ports served by Maritrans already have established regulations to require the installation of vapor recovery equipment on petroleum-carrying vessels to reduce the emissions of VOCs. Compliance with these federal and state regulations has required material capital expenditures for the retrofitting of Maritrans' barges and has increased operating costs. The state of Delaware has announced that it intends to regulate vapor emissions from lightering in the Delaware Bay. This regulation, the timing of which is presently uncertain, would in all likelihood require the installation of additional equipment on lightering barges at a material cost. Similarly, various states require vapor recovery equipment at storage terminals for the loading of petroleum into vessels and tank trucks. Maritrans' terminal facilities are equipped with vapor recovery capabilities for the loading of tank trucks.
They do not currently load petroleum into vessels and therefore have not acquired vapor recovery capabilities for that activity. The EPA also has the authority to regulate emissions from marine vessel engines; however, with the possible exception of the use of low sulfur fuels, direct regulation of marine engine emissions is not likely in the near future in ports served by Maritrans. However, it is possible that the EPA and/or various state environmental agencies ultimately may require that additional air pollution abatement equipment be installed in tug boats, including those owned by Maritrans. Such a requirement could result in a material expenditure by Maritrans, which could have an adverse effect on Maritrans' profitability if it is not able to recoup these costs through increased charter rates.

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

ITEM 2. PROPERTIES

   Vessels. The Registrant's subsidiaries owned, at December 31, 1995, a fleet of 57 vessels, of which 31 are barges and 26 are tugboats. Three additional tugs and one barge are chartered under long-term leases.

   In December of 1994, Maritrans increased its double-hull and double-bottom vessel capacity to over one million barrels by purchasing the MARITRANS 300, an oceangoing, double-hulled petroleum tank barge with a capacity of approximately 300,000 barrels. After undergoing modifications, this vessel was placed in service in the fourth quarter of 1995.

   The barge fleet consists of a variety of vessels falling within six different barge classifications. The largest vessels in the fleet are the 14 superbarges ranging in capacity from 188,065 to 400,000 barrels. The oldest vessel in that class is the OCEAN 250 which was constructed in 1970, while the largest vessel is the OCEAN 400, for which modifications were completed as recently as 1990. For the most part, however, the bulk of the superbarge fleet was constructed during the 1970's and early 1980's.

   The fleet's next nine largest barges range in capacity from 61,638 barrels to 165,881 barrels and were constructed or substantially renovated between 1967 and 1981. The remainder of the barge fleet is comprised of three vessels falling in the 50,000 barrel class, six vessels in the 30,000 barrel class and one vessel in the small barge classification and two specially equipped chemical barges. The majority of these vessels were constructed between 1961 and 1977.

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

   Substantially all of the vessels in the fleet are subject to first preferred ship mortgages to secure payment of the notes of the Operating Partnership. These mortgages require the Operating Partnership to maintain the vessels at a high standard and continue a life-extension program for certain of its larger barges. At December 31, 1995 Maritrans is not in violation of the Operating Partnership's mortgage covenants. At December 31, 1995 Maritrans owns two barges which were not in a state of operational readiness.

   Marine Terminals. MPI owns 35 acres on the west bank of the Schuylkill River in Philadelphia where twelve storage tanks with a total capacity of 1,040,000 barrels, truck loading racks, office space and related equipment used in MPI's marine terminal and tank cleaning operations are located. In early 1993, MMI acquired 25 acres on the Wicomico River in Salisbury, Maryland where fourteen storage tanks with a total capacity of 170,000 barrels, truck loading racks, office space and related equipment used in MMI's marine terminal operations are located. In September 1995, MMI acquired 20 acres in Baltimore, Maryland with ten storage tanks with a total capacity of 530,000 barrels, truck loading racks and related equipment.

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

   In connection with the sale of Main Iron Works, Inc. ("MIW"), Maritrans' predecessor agreed to reimburse MIW for certain ongoing workmen's compensation claims arising prior to the sale of MIW, and retained an assignment of the shipyard's rights against its former workmen's compensation insurance carrier, which has been in liquidation proceedings. Maritrans assumed its predecessor's reimbursement obligations to MIW and obtained an assignment of the predecessor's rights against the workmen's compensation insurance carrier. Due to the size and complexity of the liquidation proceeding, it is unlikely that this matter will be resolved for several years. However, Maritrans has received to date $0.3 million in reimbursement of payments made. Maritrans' predecessor originally accrued a liability of $1.3 million for claim payments pursuant to such reimbursement agreement with MIW. Management believes, based on its current knowledge, that such accrual will be adequate. However, there is a possibility that future claims could exceed such amount. Management believes, based on its current knowledge, that the ultimate resolution of these claims, even if in excess of the amount accrued, would not have a material adverse effect on Maritrans' financial condition.

   Maritrans' has been sued by 41 individuals, alleging unspecified damages for exposure to asbestos and in at least 30 such cases for exposure to tobacco smoke. Although Maritrans believes these claims are without merit, it is impossible at this time to express a definitive opinion on the final outcome of any such suit. Management believes that any liability would not have a material adverse effect as it would be adequately covered by applicable insurance.

   During 1993, one of the Company's tug/barge units was involved in a collision off the coast of Florida. Claims resulting from this incident have been and are expected to be covered by insurance. In 1993, Maritrans received insurance proceeds in excess of the barge's net book value for the constructive total loss of the barge.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the Registrant's security holders, through the solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 1995.

                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

   Market Information and Holders

   Maritrans Inc. Common Shares trade on the New York Stock Exchange under the symbol "TUG." The following table sets forth, for the periods indicated, the high and low sales prices per share as reported by the New York Stock Exchange.

QUARTERS ENDING IN 1995:               HIGH         LOW
----------------------------------   ---------    ---------
March 31, 1995                        $6.000      $5.250
June 30, 1995                          6.500       5.500
September 30, 1995                     6.000       5.500
December 31, 1995                      5.875       5.125

QUARTERS ENDING IN 1994:               HIGH         LOW
----------------------------------   ---------    ---------
March 31, 1994                        $5.500      $4.000
June 30, 1994                          5.125       4.375
September 30, 1994                     5.375       4.375
December 31, 1994                      6.125       5.000


   As of January 31, 1996, the Registrant had 11,685,199 Common Shares outstanding and approximately 1,192 shareholders of record.

   Dividends

   For the year ended December 31, 1995 and 1994, Maritrans Inc. paid the following cash dividends to stockholders:

PAYMENTS IN 1995:                       PER SHARE
----------------------------------    -------------
March 13, 1995                            $.02
June 14, 1995                             $.02
September 13, 1995                        $.02
December 13, 1995                         $.05
                                      -------------
 Total                                    $.11
                                      =============
PAYMENTS IN 1994:                       PER SHARE
----------------------------------    -------------
December 12, 1994                         $.02


   While dividend policy is determined at the discretion of the Board of Directors of Maritrans Inc., management believes that it is likely Maritrans will pay quarterly cash dividends during 1996.

ITEM 6. SELECTED FINANCIAL DATA ($000)

                                                                      MARITRANS INC.
                                            ------------------------------------------------------------------
                                                                 JANUARY 1 TO DECEMBER 31
                                                 1995         1994           1993          1992          1991
                                            ----------   ----------    -------------   ----------   ----------
  CONSOLIDATED INCOME STATEMENT DATA:
   Revenues .............................    $124,527     $124,846       $132,539      $133,051      $146,560
   Operating income before depreciation
     and amortization  ..................      30,738       34,250         24,509        25,576        23,394
   Depreciation and amortization ........      16,214       15,797         15,868        15,578        15,962
   Operating income (excludes interest
     expense)  ..........................      14,524       18,453          8,641         9,998         7,432
   Interest expense, net ................       9,454        9,934         10,373        10,958        10,890
   Income (loss) before income taxes ....       8,120       10,355          5,186         3,419        (1,576)
   Provision for income taxes ...........       3,139        3,823         16,975(1)         --            --
   Net income (loss) ....................       4,981        6,532        (11,789)(1)     3,419        (1,576)

CONSOLIDATED BALANCE SHEET DATA
   (at period end): .....................
   Total assets .........................    $251,961     $257,609       $253,038      $251,344      $258,957
   Long-term debt .......................     104,337      113,008        110,556       116,866       120,423
   Partnership equity ...................          --           --             --        86,571        90,339
   Stockholders' equity .................      79,875       81,173         74,874            --            --

------
(1) Maritrans Inc., the successor to Maritrans Partners L.P. effective April 1, 1993, is subject to income taxation. See notes 4 and 5 to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following is a discussion of the consolidated financial condition and results of operations of Maritrans Inc. (the "Corporation"), and, together with its subsidiaries and its predecessor, Maritrans Partners L.P. (the "Partnership"), herein called "Maritrans."

OVERVIEW

   Historically, Maritrans has served the petroleum and petroleum product distribution industry by using tugs and barges to provide marine transportation services along the East and Gulf Coasts of the United States. Since 1991, Maritrans has been broadening its participation in the industry it serves by adding marine terminal facilities.

   In June 1991, Maritrans purchased a one-million barrel, deepwater marine terminal located on the Schuykill River in Philadelphia. In February 1993, Maritrans purchased adjoining terminals in Salisbury, Maryland. These facilities, which have a storage capacity of 170,000 barrels, were merged and now operate as a single terminal. In September 1995, Maritrans purchased a 530,000 barrel terminal in Baltimore, Maryland, to complement Maritrans' other storage facilities.

   Maritrans increased its vessel capacity in 1990, when it placed its largest barge, the OCEAN 400, in service. This vessel is an oceangoing, double-hulled petroleum tank barge with a capacity of approximately 400,000 barrels. In December 1994, Maritrans increased its double-hull and double-bottom vessel capacity to over one million barrels by purchasing the MARITRANS 300, an oceangoing, double-hulled petroleum tank barge with a capacity of approximately 300,000 barrels. After undergoing modifications during the first three quarters of 1995, this vessel was placed in service in the fourth quarter.

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

   Between 1991 and 1995, Maritrans transported at least 225 million barrels annually. The high was 250 barrels in 1991, and the low was 225 million barrels in 1995. Many factors affect the number of barrels transported, including average trip length, U.S. oil consumption (particularly in Florida and the northeastern U.S.), oil company product sourcing decisions, competition and fleet size. Overall U.S. oil consumption during 1991-1995 fluctuated between 16.7 million and 17.8 million barrels a day. Excluding the MARITRANS 300, which was not placed in service until the fourth quarter of 1995, the operating fleet owned by Maritrans was approximately 17 percent smaller in barrel capacity than it had been at year-end 1991. Including the MARITRANS 300, barrel capacity declined approximately 9 percent.

   During the fourth quarter of 1995, a subsidiary of the Corporation applied for government-guaranteed financing under Title XI of the Merchant Marine Act to finance the construction of up to six new double-hulled petroleum tankers. The ships would be built in the United States over the next three to four years at an estimated construction cost of approximately $46 million each. The Corporation continues to evaluate this project and has sought a project partner to participate in the project's equity financing.

   Over the last several years, Maritrans has been taking steps to increase its customer-orientation and competitiveness. These steps have included measures to increase responsiveness to customers, reduce the risk of oil spills and lower costs, including a corporate streamlining accomplished in the fourth quarter of 1993. During 1994, Maritrans sold its oil spill and contingency management subsidiary, Marispond, to its senior management to allow Maritrans to focus on its core distribution business.

   Factors that will affect future results for Maritrans include the continuation of federal law restricting United States point-to-point maritime shipping to U.S. vessels (the Jones Act), domestic oil consumption - particularly in Florida and the northeastern U.S., environmental laws and regulations, oil companies' operating and sourcing decisions, competition, labor and training costs and liability insurance costs. Maritrans' recent broadening of its participation in the industry it serves through the addition of marine teminals will also affect results.

LEGISLATION

   The enactment of the Oil Pollution Act of 1990 ("OPA") significantly increased the liability exposure of marine transporters of petroleum in the event of an oil spill. In addition, the states in which Maritrans operates have enacted legislation increasing the liability for oil spills in their waters. Maritrans maintains oil pollution liability insurance of $700 million on its vessels. This is generally the maximum amount of oil spill liability insurance carried by marine transporters of petroleum. There can be no assurance that such insurance will be adequate to cover potential liabilities in the event of a catastrophic spill, that additional premium costs will be recoverable through increased vessel charter rates, or that such insurance will continue to be available in satisfactory amounts.

   Moreover, this legislation has increased other operating costs as Maritrans has taken steps to minimize the risk of spills. Among such costs are those for additional training, safety and contingency programs; these expenses have not yet been and may never be fully recovered through increased vessel charter rates. Additionally, management believes that the legislation has effectively reduced the total volume of waterborne petroleum transportation as shippers of petroleum have tried to limit their exposure to OPA. This legislation has had a material adverse effect on Maritrans' operations, financial performance and expectations.

   OPA is expected to continue having negative effects on the entire U.S. oil and marine petroleum transportation industry, including Maritrans. These effects could include: (i) increased capital expenditures to cover the cost of mandated double-hulled vessels -- expenditures that the independent marine transporters of petroleum may not be able to finance, (ii) continued increased maintenance, training, insurance and other operating costs, (iii) increased liability and exposure to civil penalties, (iv) decreased operating revenues as a result of further reductions in volumes transported on vessels and (v) increased difficulty in obtaining sufficient insurance, particularly oil pollution coverage. These effects could adversely affect Maritrans' profitability and liquidity.

   OPA will require the retirement or retrofitting of all single-hulled petroleum tankers and barges operating in U.S. waters, including most of Maritrans' existing barges. The first of the affected barges will have to be retired or retrofitted by 2003. However, most of Maritrans' large oceangoing, single-hulled barges will be affected January 1, 2005. Some of Maritrans' barges are not scheduled for retirement until 2015. Approximately 16 percent of Maritrans' operating capacity has been qualified by the United States Coast Guard as meeting the double-hull requirements and, therefore, is allowed to continue operating without modification and without a legislatively determined retirement date. If Maritrans were to rebuild its entire barge capacity with double hulls, the estimated cost would be approximately $500 million. This estimate could be higher as shipyard costs increase.

CONVERSION TO CORPORATE FORM

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

RESULTS OF OPERATIONS

 YEAR ENDED DECEMBER 31, 1995 COMPARED WITH YEAR ENDED DECEMBER 31, 1994

   Revenues for 1995 were $124.5 million and were $124.8 million in 1994, a decrease of $0.3 million, or less than half a percent. Barrels of cargo transported decreased by 12.1 million barrels, from 237.1 million to 225.0 million. While severe price competition for oil transportation services has existed in the markets served by Maritrans in recent years and is expected to continue, the fleet's average revenue per barrel rose in 1995, primarily due to an increase in average trip length. Revenue from sources other than marine transportation decreased from 5.5 percent of total revenues in 1994 to 4.0 percent in 1995.

   Operating expenses of $110.0 million for 1995 increased by $3.6 million, or 3.4 percent from $106.4 million in 1994. Fleet capacity increased in 1995, with the MARITRANS 300 unit entering service in the fourth quarter. The aforementioned increase in trip length contributed to the increase in operating expenses, particularly fuel. Other contributing factors include additional training for crew members and an increase in vessel insurance costs. General and administrative costs rose as a result of the increased use of outside professional services, particularly for matters related to new business development and for training.

   Interest expense of $9.4 million for 1995 decreased $0.5 million or 5.1 percent from $9.9 million in 1994. The decrease resulted from capitalized interest partially offset by the interest expense on the long-term debt acquired to purchase the MARITRANS 300.

   Other income in 1995 increased $1.2 million from $1.8 million in 1994 to $3.0 million in 1995 due to a rise in interest rates and an increase in the average amount of cash available for investment.

   Net income for 1995 decreased by $1.5 million to $5.0 million as the result of the aforementioned increase in operating expenses partially offset by the increase in other income.

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

   Net income for 1994 was $6.5 million compared to a net loss in 1993 of $11.8 million. The improvement in net income was primarily due to two factors: (i) the impact on 1993 net income of the deferred tax provision recorded in that year, as the result of the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which was prescribed by the conversion of the Partnership to corporate status, and
(ii) the decline in operating expenses in 1994. Although this decline in operating expenses was partially offset by the decrease in revenues, it contributed to significant improvement in operating income in 1994, which was more than two times the operating income of 1993.

LIQUIDITY AND CAPITAL RESOURCES

   In 1995, funds provided by operating activities were sufficient to fully meet debt service obligations and loan agreement restrictions (including $7.7 million in required long-term debt repayments), make capital improvements, and allow Maritrans to pay a dividend of $.02 per common share in each of the first three quarters and $0.5 per common share in the fourth quarter.

   On May 10, 1995, the Corporation announced a stock buy-back plan to reacquire up to 1.8 million shares of its common stock over the course of the next two years, depending on market conditions. This amount represented approximately 15 percent of the 12.5 million shares then outstanding. Maritrans intends to hold the majority of the shares as treasury stock, although some shares may be used for employee compensation plans and/or other corporate purposes. As of December 31, 1995, the Company has purchased 876,485 shares at a cost of approximately $5.1 million. Maritrans has financed and expects to continue to finance the purchases with internally generated funds.

   In 1995 cash used for the purchase of marine vessels, terminals and equipment included modifications to the MARITRANS 300, the acquisition of the Baltimore terminal facility, and improvements to the existing fleet.

   Maritrans believes that in 1996, funds provided by operating activities, augmented by financing transactions and investing activities, will be sufficient to finance operations, anticipated capital expenditures, lease payments and required debt repayments. Dividend payments are expected to continue quarterly in 1996.

   Maritrans believes capital expenditures in 1996 for improvements to its current fleet of vessels and existing marine terminals will be approximately $3 million. No material commitments existed at December 31, 1995, for capital expenditures. Moreover, Maritrans will continue to evaluate potential investments, and the related funding of those investments, consistent with its long-term strategic interests. One such potential investment is the aforementioned project to construct up to six new double-hulled petroleum tankers with loans guaranteed by the United States Government under Title XI of the Merchant Marine Act.

WORKING CAPITAL AND OTHER BALANCE SHEET CHANGES

   At December 31, 1995 current assets exceeded current liabilities by $36 million. The ratio of current assets to current liabilities at December 31, 1995, was 2.21:1. At December 31, 1994 this ratio was 2.56:1. Working capital decreased $6.8 million from December 31, 1994, to December 31, 1995. Current assets decreased $4.4 million during the same period. The working capital decline was due primarily to the increases in current debt maturities and other current liabilities and decreases in cash and cash equivalents, other accounts receivable and prepaid expenses. Payments received from insurance carriers for claims submitted caused the decline in other receivables. Changes in the timing of payments caused the fluctuations in other current liabilities and prepaid expenses.

DEBT OBLIGATIONS AND BORROWING FACILITY

   At December 31, 1995, Maritrans had $113.0 million in total outstanding debt, secured by mortgages on substantially all of the fixed assets of the subsidiaries of the Corporation. The current portion of this debt at December 31, 1995, was $8.7 million. Maritrans has a $10 million working capital facility, secured by its marine receivables and inventories, which expires June 30, 1996 and which it expects to renew. This facility was not used in 1995.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

   In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Maritrans will adopt Statement 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTAL DATA

                        REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Maritrans Inc.

We have audited the accompanying consolidated balance sheets of Maritrans Inc. as of December 31, 1995 and 1994, and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(A). These financial statements and schedule are the responsibility of the management of Maritrans Inc. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maritrans Inc. at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                             ERNST & YOUNG LLP

Philadelphia, Pennsylvania
January 19, 1996

                                MARITRANS INC.
                         CONSOLIDATED BALANCE SHEETS

                                    ($000)

                                                                         December 31,
                                                                      -----------------
                                                                        1995     1994
                                                                        ----     ----
ASSETS
Current assets:
   Cash and cash equivalents .......................................  $ 31,033 $ 33,824
   Investments held-to-maturity ....................................     7,544    8,000
   Trade accounts receivable (net of allowance for doubtful accounts
     of $457 and $453, respectively)  ..............................    12,722   11,974
   Other accounts receivable .......................................     5,063    6,833
   Inventories .....................................................     4,586    3,669
   Deferred income tax benefit .....................................     1,203    1,181
   Prepaid expenses ................................................     3,909    4,970
                                                                      -------- --------
          Total current assets  ....................................    66,060   70,451
Vessels terminals and equipment  ...................................   284,161  270,553
   Less accumulated depreciation ...................................   106,109   91,761
                                                                      -------- --------
          Net vessels terminals and equipment  .....................   177,992  178,792
Other  .............................................................     7,909    8,366
                                                                      -------- --------
          Total assets  ............................................  $251,961 $257,609
                                                                      ======== ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Debt due within one year ........................................  $  8,671 $  7,654
   Trade accounts payable ..........................................     2,614    1,733
   Accrued interest ................................................     2,249    2,298
   Accrued shipyard costs ..........................................     5,134    5,550
   Accrued wages and benefits ......................................     5,800    5,928
   Other accrued liabilities .......................................     5,458    4,343
                                                                      -------- --------
          Total current liabilities  ...............................    29,926   27,506
Long-term debt  ....................................................   104,337  113,008
Deferred shipyard costs  ...........................................     7,701    8,325
Other liabilities  .................................................     5,365    5,161
Deferred income taxes  .............................................    24,757   22,436
Stockholders' equity:
   Preferred stock, $.01 par value, authorized 5,000,000 shares;
     none issued  ..................................................        --       --
   Common stock, $.01 par value, authorized 30,000,000 shares;
     issued: 1995 -- 12,558,620 shares, 1994 -- 12,526,692 shares  .       126      125
   Capital in excess of par value ..................................    74,516   74,332
   Retained earnings ...............................................    10,378    6,716
   Less: Cost of shares held in treasury
          1995 -- 876,485 shares; 1994 -- 0 shares .................    (5,059)      --
          Unearned Compensation ....................................       (86)      --
                                                                      -------- --------
          Total stockholders' equity  ..............................    79,875   81,173
                                                                      -------- --------
          Total liabilities and stockholders' equity  ..............  $251,961 $257,609
                                                                      ======== ========


                            See accompanying notes.

                                 MARITRANS INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                         ($000 EXCEPT PER SHARE AMOUNTS)

                                                                        January 1 to December 31,
                                                               -----------------------------------------
                                                                    1995           1994           1993
                                                                    ----           ----           ----
Revenues  ................................................... $   124,527    $   124,846     $   132,539
Costs and expenses:  ........................................
   Operation expense ........................................      65,260         62,488          75,196
   Maintenance expense ......................................      19,879         20,355          21,062
   General and administrative ...............................       8,650          7,753          11,772
   Depreciation and amortization ............................      16,214         15,797          15,868
                                                                ---------      ---------       ---------
                                                                  110,003        106,393         123,898
                                                                ---------      ---------       ---------
Operating income  ...........................................      14,524         18,453           8,641
Interest expense (net of capitalized interest of $955, $0 and
   $0, respectively) ........................................      (9,454)        (9,934)        (10,373)
Other income, net  ..........................................       3,050          1,836           6,918
                                                                ---------      ---------       ---------
Income before income taxes  .................................       8,120         10,355           5,186
   Income tax provision .....................................       3,139          3,823             407
   Deferred income taxes-resulting from Conversion ..........          --             --          16,568
                                                                ---------      ---------       ---------
Net income (loss)  .......................................... $     4,981    $     6,532     $   (11,789)
                                                                =========      =========       =========
Pro forma loss per share  ...................................         n/a            n/a     $      (.94)
Earnings per share  ......................................... $      0.41    $      0.52             n/a
Average common shares outstanding  ..........................  12,150,380     12,524,861      12,523,000


                            See accompanying notes.

                                 MARITRANS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                     ($000)

                                                                January 1 to December 31,
                                                         --------------------------------------
                                                               1995         1994          1993
                                                          ----------   ----------    -----------
Cash flows from operating activities:
   Net income (loss) ..................................    $  4,981     $  6,532      $(11,789)
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
     Depreciation and amortization  ...................      16,214       15,797        15,868
     Deferred income taxes  ...........................       2,560        3,589        16,975
     Changes in receivables, inventories, and prepaid
        expenses ......................................       1,166        7,425       (11,314)
     Changes in current liabilities other than debt  ..       1,403       (5,187)          686
     Non-current changes, net  ........................        (532)      (1,316)         (982)
     (Gain) loss on sale of equipment  ................         (24)         249        (5,910)
                                                          ----------   ----------    -----------
Total adjustments to net income (loss)  ...............      20,787       20,557        15,323
                                                          ----------   ----------    -----------
     Net cash provided by (used in) operating
        activities ....................................      25,768       27,089         3,534
Cash flows from investing activities:
   Acquisition of investments held-to-maturity ........     (28,064)      (8,000)           --
   Maturity of investments held-to-maturity ...........      28,520           --            --
   Cash proceeds from sale of marine vessels and
     equipment  .......................................         340        2,985        19,287
   Purchase of marine vessels, terminals and equipment      (15,323)     (14,217)      (17,541)
                                                          ----------   ----------    -----------
     Net cash provided by (used in) investing
        activities ....................................     (14,527)     (19,232)        1,746
Cash flows from financing activities:  ................
   Proceeds from issuance of long-term debt ...........          --       10,250            --
   Payment of long-term debt ..........................      (7,654)      (6,455)       (6,032)
   Purchase of treasury stock .........................      (5,059)          --            --
   Dividends/distributions declared and paid ..........      (1,319)        (250)           --
                                                          ----------   ----------    -----------
     Net cash provided by (used in) financing
        activities ....................................     (14,032)       3,545        (6,032)
Net increase (decrease) in cash and cash equivalents  .      (2,791)      11,402          (752)
Cash and cash equivalents at beginning of period  .....      33,824       22,422        23,174
                                                          ----------   ----------    -----------
Cash and cash equivalents at end of period  ...........    $ 31,033     $ 33,824      $ 22,422
                                                          ==========   ==========    ===========
Supplemental Disclosure of Cash Flow Information:
Interest paid  ........................................    $ 10,353     $  9,917      $ 10,355
Income taxes paid  ....................................    $     85     $    250      $    300

                             See accompanying notes.

                            NOTES TO THE CONSOLIDATED
                              FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

 ORGANIZATION

   Maritrans Inc. owns Maritrans Operating Partners L.P. (the "Operating Partnership"), Maritrans Barge Co. and Maritrans Holdings Inc. (collectively, the "Company"). These subsidiaries, directly and indirectly, own and operate tugs and barges principally used in the transportation of oil and related products, along the Gulf and Atlantic Coasts, and own and operate petroleum storage facilities on the Atlantic Coast.

  PRINCIPLES OF CONSOLIDATION

   The consolidated financial statements include the accounts of Maritrans Inc. and subsidiaries, all of which are wholly owned. All significant intercompany transactions and accounts have been eliminated in consolidation.

 USE OF ESTIMATES

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

   The Oil Pollution Act requires all newly constructed petroleum tank vessels engaged in marine transportation of oil and petroleum products in the U.S. to be double hulled and all such existing single-hulled vessels to be retrofitted with double hulls or phased out of the industry beginning January 1, 1995. Because of the age and size of Maritrans' individual barges, the first of its operating vessels will be required to be retired or retrofitted by January 2003, and most of its large oceangoing, single-hulled vessels will be similarly affected on January 1, 2005.

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

 SIGNIFICANT CUSTOMERS

   During 1995, the Company derived revenues aggregating 54 percent of total revenues from 4 customers, each one representing 10 percent or more of total revenues. In 1994, revenues from 4 customers aggregated 49 percent of total revenues and in 1993, revenues from 2 customers aggregated 32 percent of total revenues. The Company does not necessarily derive 10 percent or more of its total revenues from the same group of customers each year. In 1995,

                            NOTES TO THE CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

1. Organization and Significant Accounting Policies  - (Continued)

approximately 82 percent of the Company's revenues were generated by 10 customers. Credit is extended to various companies in the petroleum industry in the normal course of business. This concentration of credit risk within this industry may be affected by changes in economic or other conditions and may, accordingly, affect overall credit risk of the Company.

 RELATED PARTIES

   The Company obtained protection and indemnity insurance coverage from a mutual insurance association, whose chairman is also the chairman of Maritrans Inc. The related insurance expense was $2,700,000, $2,501,000 and $2,472,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

   The Company paid $510,000 in 1995 to a law firm, a partner of which was elected to the Company's Board of Directors during 1995. This amount represents $277,000 relating to the lease of office space and $233,000 for legal services.

 EARNINGS PER COMMON SHARE

   Earnings per common share are based on the average number of common shares outstanding. The potential effect of outstanding stock options is not dilutive.

 IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

   In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

2. CASH AND CASH EQUIVALENTS

   Cash and cash equivalents at December 31, 1995, and 1994 consisted of cash and commercial paper, the carrying value of which approximates fair value. For purposes of the consolidated financial statements, short-term highly liquid debt instruments with original maturities of three months or less are considered to be cash equivalents.

3. INVESTMENTS HELD-TO-MATURITY

   Investments held-to-maturity, which consist of debt securities, are carried at cost which approximates market value. The Company has both the ability and positive intent to hold these securities until maturity. The securities all mature within one year.

4. PARTNERSHIP AND STOCKHOLDERS' EQUITY

   On March 31, 1993, the limited partners of Maritrans Partners L.P. (the "Partnership") voted on a proposal to convert the Partnership to corporate form (the "Conversion"). The proposal was approved, and on April 1, 1993, Maritrans Inc. succeeded to all assets and liabilities of the Partnership. For financial accounting purposes, the conversion to corporate form has been treated as a reorganization of affiliated entities, with the assets and liabilities recorded at their historical costs. In addition, the Partnership recognized a net deferred income tax liability for temporary differences in accordance with Statement of Financial Accounting Standard ("FAS") No. 109, "Accounting for Income Taxes", which resulted in a one-time charge to earnings of $16.6 million in the first quarter of 1993.

                            NOTES TO THE CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

4. Partnership and Stockholders' Equity  - (Continued)

   Changes in partnership equity prior to the Conversion are summarized below:

                                                 General      Limited
                                                 Partners     Partners      Total
                                                 --------     --------     --------
                                                               ($ 000)
Balance at December 31, 1992  ...............      (379)        86,950       86,571
Net loss, January 1, 1993 to March 31, 1993        (244)       (11,979)     (12,223)
                                                  -----       --------     --------
Balance at March 31, 1993  ..................     $(623)      $ 74,971     $ 74,348
                                                  =====       ========     ========


   Consolidated income statement data for the period January 1 to March 31, 1993 (prior to the Conversion) and for the period April 1 to December 31, 1993 (after the Conversion) is as follows:

                                                     Maritrans Partners L.P.    Maritrans Inc.
                                                         January 1, 1993       April 1, 1993 to
                                                        to March 31, 1993      December 31, 1993
                                                     -----------------------   -----------------
                                                                       ($000)
Revenues  ........................................          $ 32,217               $100,322
Costs and expenses:
     Operation expense  ..........................            17,968                 57,228
     Maintenance expense  ........................             4,964                 16,098
     General and administrative  .................             2,609                  9,163
     Depreciation and amortization  ..............             3,954                 11,914
                                                            --------               --------
                                                              29,495                 94,403
                                                            --------               --------
Operating income  ................................             2,722                  5,919
Interest expense  ................................            (2,672)                (7,701)
Other income, net  ...............................             4,295                  2,623
                                                            --------               --------
Income before income taxes  ......................             4,345                    841
  Income tax provision  ..........................                --                    407
  Deferred income taxes-resulting from Conversion             16,568                     --
                                                            --------               --------
Net income (loss)  ...............................          $(12,223)              $    434
                                                            =========              ========


                            NOTES TO THE CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

4. Partnership and Stockholders' Equity  - (Continued)

   Changes in stockholders' equity since the Conversion are summarized below:

                                         Common        Capital in
                                       Stock, $.01      excess of      Retained     Treasury        Unearned
                                        Par Value       Par Value      Earnings       Stock       Compensation      Total
                                      -------------   -------------    ----------   ----------   --------------   ---------
                                                                   ($000, except per share amounts)
April 1, 1993, Conversion to
  Corporate Form ..................      $    125      $ 74,315(1)          --            --            --        $ 74,440
Net income, April 1, 1993 to
  December 31, 1993 ................                                    $    434                                       434
                                         --------      --------         --------      --------      --------      --------
Balance at December 31, 1993 .......          125        74,315              434                                    74,874
Net income January 1, 1994 to
  December 31, 1994 ................                                       6,532                                     6,532
Cash dividends ($0.02 per share of
  Common Stock) ....................                                        (250)                                     (250)
Stock incentives ...................                         17                                                         17
                                         --------      --------         --------      --------      --------      --------
Balance at December 31, 1994 .......          125        74,332            6,716                                    81,173
Net income, January 1, 1995 to
  December 31, 1995 ................                                       4,981                                     4,981
Cash dividends ($0.11 per share of
  Common Stock) ....................                                      (1,319)                                   (1,319)
Purchase of treasury stock .........                                                  $ (5,059)                     (5,059)
Stock incentives ...................            1           184                                     $    (86)           99
                                         --------      --------         --------      --------      --------      --------
Balance at December 31, 1995  .....      $    126      $ 74,516         $ 10,378      $ (5,059)     $    (86)     $ 79,875
                                         ========      ========         ========      ========      ========      ========


------
(1) Includes $92 thousand related to grant of shares.

   Maritrans Inc. has a stock incentive plan (the "Plan"), whereby key employees and directors may be granted stock, stock options and, in certain cases, receive cash under the Plan. Any outstanding options granted under the Plan are exercisable at a price not less than market value on the date of grant. In 1995, there were 6,383 shares issued to directors. Compensation expense equal to the fair market value on the date of the grant to the directors is included in general and administrative expense in the consolidated statement of income.

   During 1995, there were 15,136 shares of restricted stock issued under the Plan. The restrictions lapse when certain stock performance goals have been achieved or in 2002, whichever is earlier. The shares are subject to forfeiture under certain circumstances. Unearned compensation, representing the fair market value of the shares at the date of issuance, will be amortized to expense as the restrictions lapse. At December 31, 1995 and 1994, 570,815 and 654,491 remaining shares within the Plan were reserved for grant.

   Information on stock options for 1995 follows:

                                       Exercise      Number of
                                        Price         Shares
                                      ------------   -----------
  Outstanding at beginning of year     $4.00-5.00      568,817
  Granted  ........................    $5.63-6.00      115,133
  Exercised  ......................      $4.00          11,331
  Cancelled  ......................    $4.00-5.00       52,976
  Expired  ........................        --             --
  Outstanding at end of year  .....    $4.00-6.00      619,643
  Exercisable at end of year  .....    $4.00-5.00      178,609


   Outstanding options are exercisable in installments over two to four years and expire in 2002.

                            NOTES TO THE CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

5. INCOME TAXES

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

   The income tax provision consists of:

                                           1995       1994        1993
                                          ------     ------      -------
                                                      ($000)
  Current:
       Federal  ......................    $  576     $  123           --
       State  ........................         3        111           --
  Deferred:
       Federal  ......................    $2,391      3,493      $   291
       State  ........................       169         96          116
  Deferred-resulting from Conversion          --         --       16,568
                                          ------     ------      -------
                                          $3,139     $3,823      $16,975
                                          ======     ======      =======


   The differences between the federal income tax rate of 35 percent in 1995 and 1994, and 34 percent in 1993 and the effective tax rates were as follows:

                                                               1995       1994        1993
                                                              ------     ------      -------
                                                                         ($000)
  Statutory federal tax provision  .......................    $2,842     $3,624      $ 1,764
  State income taxes, net of federal income tax benefit  .       112        135          116
  Partnership income for the first quarter, not subject
    to income tax ........................................        --         --       (1,388)
  Recognition of tax liability for cumulative temporary
    differences ..........................................        --         --       16,568
  Non-deductible items  ..................................       181         27           --
  Other  .................................................         4         37          (85)
                                                              ------     ------      -------
                                                              $3,139     $3,823      $16,975
                                                              ======     ======      =======


   Principal items comprising deferred income tax liabilities and assets as of December 31, 1995 and 1994 are:

                                         1995        1994
                                        -------     -------
                                              ($000)
  Deferred tax liabilities:
       Tax over book depreciation  .    $33,153     $29,567
       Prepaids  ...................      1,897       2,365
       Other  ......................         --         449
                                        -------     -------
                                         35,050      32,381
                                        -------     -------
  Deferred tax assets:
       Reserves and accruals  ......      7,342       6,890
       Net operating loss
          carryforwards ............      4,154       4,236
                                        -------     -------
                                         11,496      11,126
                                        -------     -------
  Net deferred tax liabilities  ....    $23,554     $21,255
                                        =======     =======


   At December 31, 1995, Maritrans Inc. has net operating loss carryforwards of approximately $29.2 million for income tax reporting purposes which expire in the year 2005 and thereafter. The Company has an Alternative Minimum Tax credit of $0.2 million at December 31, 1995 which does not expire.

                            NOTES TO THE CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

   6. RETIREMENT PLANS

   Most of the shoreside employees and substantially all of the seagoing supervisors participate in a qualified defined benefit retirement plan of Maritrans Inc. Net periodic pension costs were $1,469,000, $1,362,000 and $1,232,000 for the years ended December 31, 1995, 1994 and 1993 respectively, and were determined under the projected unit credit actuarial method. Pension benefits are primarily based on years of service and begin to vest after two years. Employees covered by collective bargaining agreements and employees of Maritrans Holdings Inc. or its subsidiaries are not eligible to participate in the qualified defined benefit retirement plan of Maritrans Inc.


   The weighted average discount rate, used to determine the actuarial present value of the projected benefit obligation, and the expected long-term rate of return on plan assets for the period were each 6.75 percent in 1995 and 1994, and 7 percent in 1993. The weighted average assumed rate of compensation increase used to determine the actuarial present value of the projected benefit obligation was 5 percent for all periods.

   Net periodic pension costs included the following components for the respective periods:

                                                    1/1 to       1/1 to       1/1 to
                                                   12/31/95     12/31/94     12/31/93
                                                   --------    ---------     --------
                                                                 ($000)
Service cost of current period  ...............    $ 1,581      $ 1,568       $ 1,625
Interest cost on projected benefit obligation        1,237        1,119           906
Actual (gain) loss on plan assets  ............     (3,094)         352        (1,165)
Net (amortization) and deferral  ..............      1,745       (1,677)         (134)
                                                   -------      -------       -------
Net pension cost  .............................    $ 1,469      $ 1,362       $ 1,232
                                                   =======      =======       =======


   The following table sets forth the plan's funded status at December 31, 1995 and 1994:

                                                                  December 31,
                                                               -------------------
                                                                1995        1994
                                                               ------      ------
                                                                     ($000)
Actuarial present value of benefit obligations:
     Vested benefit obligation  ...........................    $15,986     $14,557
                                                               =======     =======
     Accumulated benefit obligation  ......................    $16,925     $15,466
                                                               =======     =======
     Projected benefit obligation  ........................    $20,904     $19,161
                                                               =======     =======
Plan assets at fair value, primarily publicly traded
   stocks and bonds .......................................    $20,475     $16,567
                                                               =======     =======
Plan assets less than projected benefit obligation  .......        429       2,594
Unrecognized net gain (loss) on plan's assets  ............      2,283        (256)
Net assets being amortized over 15 years  .................      1,210       1,413
                                                               -------     -------
Accrued pension cost recognized in the financial
   statements .............................................    $ 3,922     $ 3,751
                                                               =======     =======


   Substantially all of the shoreside employees and seagoing supervisors also participate in a qualified defined contribution plan. Contributions under the plan are determined annually by the Board of Directors of Maritrans Inc. The cost of the plan was $1,005,000, $742,000 and $685,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

   Contributions to industry-wide, multi-employer seamen's pension plans, which cover substantially all seagoing personnel covered under collective bargaining agreements, were approximately $480,000, $399,000 and $423,000 for the years ended December 31, 1995, 1994 and 1993, respectively. These contributions include funding for current service costs and amortization of

                            NOTES TO THE CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

6. Retirement Plans  - (Continued)

prior service costs of the various plans over periods of 30 to 40 years. The pension trusts and union agreements provide that contributions be made at a contractually determined rate per man-day worked. Maritrans Inc. and its subsidiaries are not administrators of the multi-employer seamen's pension plans.

7. DEBT

   At December 31, 1995, total outstanding debt of the subsidiaries of Maritrans Inc. is $113.0 million, $104.3 million of which is long-term. At December 31, 1994, total outstanding debt was $120.7 million, $113.0 million of which was long-term. The debt is secured by mortgages on substantially all of the fixed assets of those subsidiaries. The debt consists of several series -- $23.3 million maturing through 1997, $9.7 million maturing through 2005, and $80 million maturing from 1998 through 2007. The weighted average interest rate on this indebtedness is 8.93 percent. Terms of the indebtedness require the subsidiaries to maintain their properties in a specific manner, maintain specified insurance on their properties and business, and abide by other covenants which are customary with respect to such borrowings. At December 31, 1994, the total outstanding debt consisted of several series -- $0.6 million maturing through 1995, $30.0 million maturing through 1997, $10.1 million maturing through 2005, and $80 million maturing from 1998 through 2007.

   The Operating Partnership has a $10 million working capital facility secured by its receivables and inventories. There were no borrowings under this facility during fiscal 1995.

   Based on the borrowing rates currently available for loans with similar terms and maturities, the fair value of long term debt was $113.1 million and $120.6 million at December 31, 1995 and 1994, respectively.

   The maturity schedule for outstanding indebtedness under existing debt agreements at December 31, 1995, is as follows:

                                                               ($000)
                                                              --------
  1996  ..................................................    $  8,671
  1997  ..................................................      15,613
  1998  ..................................................       8,558
  1999  ..................................................       8,608
  2000  ..................................................       8,662
  2001 -- 2007  ..........................................      62,896
                                                              --------
                                                              $113,008
                                                              ========


8. COMMITMENTS AND CONTINGENCIES

   Minimum future rental payments under noncancellable operating leases at December 31, 1995, are as follows:

                                                                ($000)
                                                               -------
  1996  ..................................................     $ 2,291
  1997  ..................................................       2,113
  1998  ..................................................       2,030
  1999  ..................................................       1,863
  2000  ..................................................       2,012
  2001 -- 2005  ..........................................       9,224
                                                               -------
                                                               $19,533
                                                               =======

                            NOTES TO THE CONSOLIDATED
                       FINANCIAL STATEMENTS - (Continued)

8. Commitments and Contingencies  - (Continued)

   The indenture governing the Operating Partnership's long-term debt permits cash distributions by Maritrans Operating Partners L.P. to Maritrans Inc., so long as no default exists under the indenture and provided that such distributions do not exceed contractually prescribed amounts.

   During 1993, one of the Company's tug/barge units was involved in a collision off the coast of Florida. Claims resulting from this incident have been and are expected to be covered by insurance. In 1993, Maritrans received insurance proceeds in excess of the barge's net book value for the constructive total loss of the barge.

   In the ordinary course of its business, claims are filed against the Company for alleged damages in connection with its operations. Management is of the opinion that the ultimate outcome of such claims at December 31, 1995 will not have a material adverse effect on the consolidated financial statements.

9. QUARTERLY FINANCIAL DATA (UNAUDITED)

                          First        Second       Third        Fourth        Total
                         Quarter      Quarter      Quarter      Quarter        Year
                         -------      -------      -------      -------      --------
                                       ($000, except per share amounts)
1995
----
Revenues  ..........     $32,783      $30,125      $29,102      $32,517      $124,527
Operating income  ..       5,428        2,733        2,253        4,110        14,524
Net income  ........     $ 2,302      $ 1,061      $   366      $ 1,252      $  4,981
Earnings per share       $  0.18      $  0.08      $  0.03      $  0.11      $   0.41

1994
----
Revenues  ..........     $33,098      $29,522      $30,106      $32,120      $124,846
Operating income  ..       5,583        3,264        4,392        5,214      $ 18,453
Net income  ........     $ 2,026      $ 1,016      $ 1,482      $ 2,008      $  6,532
Earnings per share       $  0.16      $  0.08      $  0.12      $  0.16      $   0.52

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information with respect to directors of the Registrant, and information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, is incorporated herein by reference to the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days after the close of the year ended December 31, 1995, under the captions "Information Regarding Nominees For Election As Directors And Regarding Continuing Directors" and "Section 16 Requirements."

   The individuals listed below are directors and executive officers of Maritrans Inc. or its subsidiaries.

             Name                Age(1)                             Position
             ----                ------                             --------
Stephen A. Van Dyck (4)(5)  ..     52    Chairman of the Board of Directors and Chief Executive Officer
Dr. Robert E. Boni (2)(3)(4)       68    Director
Dr. Craig E. Dorman (2)(3)  ..     55    Director
Robert J. Lichtenstein(4)(5)       48    Director
James H. Sanborn (5)  ........     58    Director
Eric H. Schless  .............     41    Director
Edward R. Sheridan  ..........     57    President, Maritrans Distribution Services Inc.
Richard T. McCreary  .........     40    President, Gulf Division -- Operating Partnership
John C. Newcomb  .............     57    Vice President, General Counsel and Secretary
Thomas C. Deas, Jr.  .........     45    Vice President, Chief Financial Officer and Treasurer
Gary L. Schaefer  ............     46    Chairman and President of Maritank Inc.
Francis D. Bailey  ...........     43    President, Eastern Division -- Operating Partnership
Robert B. York  ..............     40    President, Inland Division -- Operating Partnership
Walter T. Bromfield  .........     40    Controller
Janice M. Smallacombe  .......     36    President, Business Services Division -- Operating
                                          Partnership

------
(1) As of March 1, 1996
(2) Member of the Compensation Committee
(3) Member of the Audit Committee
(4) Member of the Finance Committee
(5) Member of the Nominating Committee

   Mr. Van Dyck has been Chairman of the Board and Chief Executive Officer of the Company and its predecessor since April 1987. For the previous year, he was a Senior Vice President -- Oil Services, of Sonat Inc. and Chairman of the Boards of the Sonat Marine Group, another predecessor, and Sonat Offshore Drilling Inc. For more than five years prior to April 1986, Mr. Van Dyck was the President and a director of the Sonat Marine Group and Vice President of Sonat Inc. Mr. Van Dyck is a member of the Board of Directors of Amerigas Propane, Inc. Mr. Van Dyck is also the Chairman of the Board and a director of the West of England Ship Owners Mutual Insurance Association (Luxembourg), a mutual insurance association. He is a member of the Company's Finance (Chairman) and Nominating Committees of the Board of Directors. See "Certain Transactions."

   Dr. Boni retired as Chairman of Armco Inc., a steel, oil field equipment and insurance corporation on November 30, 1990. Dr. Boni became Chief Executive Officer of Armco Inc. in 1985 and Chairman in 1986. He served as Non-Executive Chairman of the Board of and consultant for Alexander & Alexander Services Inc., an insurance services company, during 1994 and as a consultant for that company during January 1995. He is a member of the Company's Compensation (Chairman), Audit and Finance Committees of the Board of Directors.

   Dr. Dorman is serving as Chief Scientist/Technical Director, Office of Naval Research, Europe on an Intergovernmental Personnel Act assignment from Pennsylvania State University where he serves as Senior Scientist, Applied Research Lab. From 1993 until mid-1995 he served as Deputy Director Defense Research and Engineering for Laboratory Management, U.S. Department of Defense, on an Intergovernmental Personnel Act assignment from Woods Hole Oceanographic Institution. He was Director and Chief Executive Officer of Woods Hole Oceanographic Institution from 1989 until 1993. From 1962 to 1989, Dr. Dorman was an officer in the U.S. Navy, most recently Rear Admiral and Program Director for Anti-Submarine Warfare. He is a member of the Company's Audit and Compensation Committees of the Board of Directors.

   Mr. Lichtenstein has been a partner in the law firm of Morgan, Lewis & Bockius LLP since 1988. He is a member of the Company's Finance and Nominating Committees of the Board of Directors. See "Certain Transactions".

   Mr. Sanborn is a principal in Polaris Associates, maritime consultants. He was Executive Vice President of the Company and its predecessor since April 1987, until his retirement in December 1993. Prior to April 1987, he was President of the Sonat Marine Group, another predecessor, a position he held since April 1986. Prior to this position, he served as Vice President-Operations and Vice President - East Coast Group of the Sonat Marine Group. Mr. Sanborn was employed in various capacities by the Company and its predecessors since 1978. He is Chairman of the Company's Nominating Committee of the Board of Directors.

   Mr. Schless has been Managing Director, Investment Banking Department, Head of Transportation Group, of Schroder Wertheim & Co., New York, NY since 1994. From 1985 to 1994, Mr. Schless was a member of the Investment Banking Department, Wheat First Securities Inc., Richmond, VA, reaching the position of Managing Director.

   Mr. Sheridan was named President of the Distribution Services Division of the Operating Partnership in February 1993, which was later incorporated as Maritrans Distribution Services Inc. He previously held various positions with Star Enterprise and Texaco since 1963.

   Mr. McCreary was named President of the Gulf Division of the Operating Partnership in May 1995. Previously Mr. McCreary was Vice President, Operations and Engineering, Canal Barge Lines (1990-May 1995).

   Mr. Newcomb has been Vice President, General Counsel and Secretary of Maritrans Inc. since April 1993, and previously held these titles with Maritrans GP Inc. since 1987. He held a similar position with the Sonat Marine Group since 1981. Mr. Newcomb has been employed in various capacities by Maritrans or its predecessors since 1975.

   Mr. Deas was named Vice President, Chief Financial Officer and Treasurer of Maritrans Inc. in March 1996. Previously, he was Assistant Treasurer (since 1988) of, or held various financial positions with, Scott Paper Company since 1978.

   Mr. Schaefer has served as Chairman and President of Maritank Inc. and its operating affiliates, MPI and MMI, since August 1994. He served as Vice President, Chief Financial Officer and Treasurer of Maritrans Inc.

between April 1993 and March 1996. Prior to April 1993, he held these titles with Maritrans GP Inc. since January 1990. Prior to 1990, Mr. Schaefer was Vice President, Controller and Treasurer of Maritrans GP Inc. He held a similar position with the Sonat Marine Group since 1986. Prior to this position, Mr. Schaefer was Assistant Vice President and Controller. Mr. Schaefer has been employed in various capacities by Maritrans or its predecessors since 1976.

   Mr. Bailey was named President of the Eastern Division of the Operating Partnership in June 1995. Previously, Mr. Bailey was Vice President, Sales and Marketing, ASB Meditest (August 1991 to June 1995); and President, Envirobusiness (March 1990 to May 1991).

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

   Ms. Smallacombe was named President of the Business Services Division of the Operating Partnership in May 1995. Previously, Ms. Smallacombe was continuously employed by the Company or its predecessors in various capacities since 1982.

ITEMS 11, 12 AND 13.

   The information required by Item 11, Executive Compensation, by Item 12, Security Ownership of Certain Beneficial Owners and Management, and by Item 13, Certain Relationships and Related Transactions, is incorporated herein by reference to the Company's definitive Proxy Statement to be filed with the Commission not later than 120 days after the close of the fiscal year ended December 31, 1995, under the headings "Compensation of Directors and Executive Officers", "Security Ownership of Certain Beneficial Owners and Management" and "Certain Transactions".

                                   PART IV

                                                                           Page
Item 14.        EXHIBITS, FINANCIAL STATEMENT
                SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)         Financial Statements

                Report of Independent Auditors                               16

                Maritrans Inc. Consolidated Balance Sheets at December
                31, 1995, and 1994.                                          17

                Maritrans Inc. Consolidated Statements of Income for
                the years ended December 31, 1995, 1994, and 1993.           18

                Maritrans Inc. Consolidated Statements of Cash Flows
                for the years ended December 31, 1995, 1994, and 1993.       19

                Notes to the Consolidated Financial Statements.              20

    (2)         Financial Statement Schedules

                Schedule II Maritrans Inc. Valuation Account for the
                            years ended December 31, 1995, 1994, and
                            1993.                                            35
                All other schedules called for under Regulation S-X are not submitted because they are not applicable, not required, or because the required information is not material, or is included in the financial statements or notes thereto.

(b)             Reports on Form 8-K

                No reports on Form 8-K were filed during the quarter ended December 31, 1995.

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

               Executive Compensation Plans and Arrangements

10.4|P%        Agreement, dated October 4, 1993 between Maritrans Inc. and John C. Newcomb.

10.5|P%        Agreement, dated October 4, 1993 between Maritrans Inc. and Gary L. Schaefer.

10.6|P%        Employment Agreement, dated October 5, 1993 between Maritrans General Partner Inc. and
               Stephen A. Van Dyck.

10.7|P%        Mutual Separation Agreement and General Release, dated November 22, 1993 between
               Maritrans Inc. and Craig N. Johnson.

10.8|P%        Retirement Agreement, dated November 22, 1993 between Maritrans Inc. and James H.
               Sanborn.

10.9           Severance and Non-Competition Agreement, dated June 1, 1995 between Maritrans Inc. and
               Janice M. Smallacombe.

10.10          Severance and Non-Competition Agreement, dated June 1, 1995 between Maritrans Inc. and
               Francis D. Bailey.

10.11          Severance and Non-Competition Agreement, dated June 1, 1995 between Maritrans Inc. and
               Richard T. McCreary.

10.12|P%       Employment Agreement, dated October 5, 1993 between Maritrans General Partner Inc. and
               Edward R. Sheridan.

                                             Exhibit Index                                                 Page
                                             -------------                                                 ----

10.13|P%       Profit Sharing and Savings Plan of Maritrans Inc. as amended and restated effective
               November 1, 1993.
10.14@         Executive Award Plan of Maritrans GP Inc. (Exhibit 10.31).

10.15@         Excess Benefit Plan of Maritrans GP Inc. as amended and restated effective January 1,
               1988 (Exhibit 10.32).

10.16@         Retirement Plan of Maritrans GP Inc. as amended and restated effective January 1, 1989
               (Exhibit 10.33).

10.17|P%       Performance Unit Plan of Maritrans Inc. effective April 1, 1993.

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

|P% Incorporated by reference herein to the Exhibit of the same number filed with Maritrans Inc. Form 10-K Annual Report, dated March 30, 1994 for the fiscal year ended December 31, 1993.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MARITRANS INC.
                                       (Registrant)

By: /s/ Stephen A. Van Dyck                             Dated: March 28, 1996
    ---------------------------------
    Stephen A. Van Dyck
    Chairman of the Board

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 By:  /s/ Stephen A. Van Dyck      Chairman of the Board                Dated: March 28, 1996
  ------------------------------   and Chief Executive Officer
       Stephen A. Van Dyck         (Principal Executive Officer)

By:   /s/ Dr. Robert E. Boni       Director                             Dated: March 28, 1996
  ------------------------------
        Dr. Robert E. Boni

By:   /s/ Dr. Craig E. Dorman      Director                             Dated: March 28, 1996
  ------------------------------
       Dr. Craig E. Dorman

By:  /s/ Robert J. Lichtenstein    Director                             Dated: March 28, 1996
  ------------------------------
      Robert J. Lichtenstein

By:    /s/ James H. Sanborn        Director                             Dated: March 28, 1996
  ------------------------------
         James H. Sanborn

By:
  ------------------------------   Director                             Dated:
         Eric H. Schless

By:  /s/ Thomas C. Deas, Jr.       Vice President, Chief Financial      Dated: March 28, 1996
  ------------------------------   Officer and Treasurer
       Thomas C. Deas, Jr.         (Principal Financial Officer)

By:  /s/ Walter T. Bromfield       Controller                           Dated: March 28, 1996
  ------------------------------   (Principal Accounting Officer)
       Walter T. Bromfield

                                MARITRANS INC.
                       SCHEDULE II -- VALUATION ACCOUNT

                                    ($000)

                                                   CHARGED
                                    BALANCE AT     TO COSTS                     BALANCE
                                    BEGINNING        AND                         AT END
           DESCRIPTION              OF PERIOD      EXPENSES     DEDUCTIONS     OF PERIOD
           -----------              ---------      --------     ----------     ---------
JANUARY 1 TO DECEMBER 31, 1993
Allowance for doubtful accounts ....   $541          $136         $ 72(a)         $605
                                       ====          ====         ======          ====
JANUARY 1 TO DECEMBER 31, 1994
Allowance for doubtful accounts ....   $605          $123         $275(a)         $453
                                       ====          ====         ======          ====
JANUARY 1 TO DECEMBER 31, 1995
Allowance for doubtful accounts ....   $453          $ 31         $ 27(a)         $457
                                       ====          ====         ======          ====

------
(a) Deductions are a result of write-offs of uncollectible accounts receivable for which allowances were previously provided.