Form 10-Q
period 1996-03-31
MARITRANS INC /DE/
filed 1996-05-15
CIK 810113

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

(Mark One)

_X_      Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 1996

                                       or

___      Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the Transition Period from _________________ to _______________________

Commission File Number  1-9063


                                 MARITRANS INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                           51-0343903
- --------                                           ----------
(State or other jurisdiction of                (Identification No.
incorporation or organization)                  I.R.S. Employer)


ONE LOGAN SQUARE, 26TH FLOOR
 PHILADELPHIA, PENNSYLVANIA                            19103
 --------------------------                            -----
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including
area code                                         (215) 864-1200
                                                  --------------
                                 Not Applicable
- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

                             Yes __X__    No _____

            Common Stock outstanding as of March 31, 1996: 11,685,199

                                 MARITRANS INC.
                                      INDEX




PART I.           FINANCIAL INFORMATION                              PAGE NUMBER
- -------           ---------------------                              -----------

ITEM 1.           Financial Statements


                  Condensed Consolidated Balance Sheets....................1


                  Consolidated Statements of Income........................2


                  Condensed Consolidated Statements of Cash Flows..........3


                  Notes to Condensed Consolidated Financial Statements.....4


ITEM 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations............5


PART II.          OTHER INFORMATION
- --------          -----------------


ITEM 1.           Legal Proceedings........................................9


ITEM 4.           Submission of Matters to a Vote of Security Holders......9


ITEM 6.           Exhibits and Reports on Form 8-K.........................9


Signature         ........................................................10

                          PART I: FINANCIAL INFORMATION

                                 MARITRANS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ($000)


                                                                                     MARCH 31, 1996                DECEMBER 31, 1995
                                                                                     --------------                -----------------
                                                                                       (unaudited)
ASSETS
- ------
Current assets:
    Cash and cash equivalents                                                         $ 38,772                       $ 31,033
    Investments held-to-maturity                                                         8,797                          7,544
    Trade accounts receivable                                                           10,551                         12,722
    Other accounts receivable                                                            2,743                          5,063
    Inventories                                                                          3,941                          4,586
    Deferred income tax benefit                                                          1,203                          1,203
    Prepaid expenses                                                                     2,773                          3,909
                                                                                       -------                        -------
         Total current assets                                                           68,780                         66,060

Vessels, terminals and equipment                                                       285,676                        284,161
    Less accumulated depreciation                                                      110,189                        106,169
                                                                                       -------                        -------
         Net vessels, terminals and equipment                                          175,487                        177,992

Other                                                                                    7,729                          7,909
                                                                                       -------                        -------

         Total assets                                                                 $251,996                       $251,961
                                                                                       =======                        =======


LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

Current liabilities:
    Debt due within one year                                                          $  8,637                       $  8,671
    Trade accounts payable                                                               1,278                          2,614
    Accrued interest                                                                     4,429                          2,249
    Accrued shipyard costs                                                               5,882                          5,134
    Accrued wages and benefits                                                           4,619                          5,800
    Other accrued liabilities                                                            4,201                          5,458
                                                                                       -------                        -------
         Total current liabilities                                                      29,046                         29,926

Long-term debt                                                                         103,957                        104,337
Deferred shipyard costs                                                                  8,824                          7,701
Other liabilities                                                                        5,557                          5,365
Deferred income taxes                                                                   24,594                         24,757

Stockholders' equity                                                                    80,018                         79,875
                                                                                       -------                        -------
    Total liabilities and stockholders'
         equity                                                                       $251,996                       $251,961
                                                                                       =======                        =======

                             See accompanying notes.

                                 MARITRANS INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (unaudited)

                          ($000, except share amounts)





                                                        JANUARY 1 TO               JANUARY 1 TO
                                                       MARCH 31, 1996             MARCH 31, 1995
                                                       --------------             --------------

Revenues                                                $ 31,586                      $ 32,783

Costs and expenses:
    Operation expense                                     16,848                        16,065
    Maintenance expense                                    5,119                         5,039
    General and administrative                             2,385                         2,101
    Depreciation and amortization                          4,209                         4,150
                                                         -------                       -------

    Total operating expenses                              28,561                        27,355
                                                         -------                       -------

Operating income                                           3,025                         5,428

Interest expense, net                                     (2,536)                       (2,495)
Other income, net                                            598                           653
                                                         -------                       -------

Income before income taxes                                 1,087                         3,586

Provision for income taxes                                   378                         1,284
                                                         -------                       -------

Net income                                              $    709                      $  2,302
                                                         =======                       =======


Earnings per common share                               $   0.06                      $   0.18


Average common shares outstanding                     11,682,888                    12,529,628
                                                      ==========                    ==========


                             See accompanying notes.

                                 MARITRANS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (unaudited)
                                     ($000)


                                                                   JANUARY 1 TO                  JANUARY 1 TO
                                                                  MARCH 31, 1996                MARCH 31, 1995
                                                                  --------------                --------------
Cash flows from operating activities:
    Net income                                                      $   709                        $ 2,302

    Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
         Depreciation and amortization                                4,209                          4,150
         Deferred income tax provision                                 (163)                         1,284
         Changes in receivables, inventories
          and prepaid expenses                                        6,272                          2,359
         Changes in current liabilities
          other than debt                                              (846)                          (507)
         Non-current changes, net                                     1,417                          1,246
         (Gain)/loss on sale of equipment                                 -                              2
                                                                    -------                        -------

    Total adjustments to net income                                  10,889                          8,534
                                                                    -------                        -------

    Net cash provided by (used in) operating
     activities                                                      11,598                         10,836

Cash flows from investing activities:
    Net change in investments held-to-maturity                       (1,253)                             -
    Purchase of vessels, terminals and equipment                     (1,608)                        (2,079)
                                                                    -------                        -------

         Net cash provided by (used in)
          investing activities                                       (2,861)                        (2,079)
                                                                    -------                        --------

Cash flows from financing activities:
    Dividends declared and paid                                        (584)                          (250)
    Payment of long-term debt                                          (414)                          (926)
                                                                    -------                        -------

         Net cash provided by (used in)
          financing activities                                         (998)                        (1,176)
                                                                    -------                        -------

Net increase in cash and cash equivalents                             7,739                          7,581
Cash and cash equivalents at beginning of
 period                                                              31,033                         33,824
                                                                    -------                        -------
Cash and cash equivalents at end of period                         $ 38,772                       $ 41,405
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

        In the opinion of management, the accompanying condensed consolidated financial statements of Maritrans Inc., which are unaudited (except for the Condensed Consolidated Balance Sheet as of December 31, 1995, which is derived from audited financial statements), include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial statements of the consolidated entities.

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        Pursuant to the rules and regulations of the Securities and Exchange Commission, the unaudited condensed consolidated financial statements do not include all of the information and notes normally included with annual financial statements prepared in accordance with generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with the consolidated historical financial statements and notes thereto included in the Corporation's Form 10-K for the period ended December 31, 1995.

2.      Earnings per Share
        ------------------
        The potential effect of outstanding stock options on earnings per common share is not dilutive.

3.      Income Taxes
        ------------
        The Company's effective tax rate differs from the federal statutory rate due primarily to state income taxes.




ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------
                Liquidity and Capital Resources
                -------------------------------
                For the quarter ended March 31, 1996, funds provided by operating activities were sufficient to fully meet debt service obligations and loan agreement restrictions, and fund investment activities. In addition, the Company paid a dividend of $.05 per share during the quarter.

                Management believes that in 1996 funds provided by operating activities, augmented by financing and investing transactions, will be sufficient to provide the funds necessary for operations, anticipated capital expenditures, lease payments, required debt repayments, and anticipated common stock repurchases. Dividends are expected to be made quarterly during 1996.

                Barring changes in its current plans, management believes capital expenditures in 1996 for improvements to its current fleet of vessels and existing marine terminals will be approximately $3 million compared to $15 million in 1995. However, the Company will continue to evaluate the potential purchase of marine storage terminals and other investments consistent with its long-term strategic interests, and the potential sources of funds for those potential investments. In 1995 cash was used for the purchase of marine vessels, terminals and equipment including modifications to the MARITRANS 300, the acquisition of the Baltimore terminal facility, and improvements to the existing fleet. Total capital expenditures of the Company through March 31, 1996 were $1.6 million.

                During the fourth quarter of 1995, the Company announced plans to construct up to six new double-hulled petroleum tankers. During the first quarter of 1996, the delivery dates for such tankers, the construction of which is subject to receipt of U.S. Maritime Administration financing guarantees, were extended from 1998 to 2000 to allow the Company to be more flexible in responding to developing market conditions in the future. This extension would be shortened by passage of the Organization for Economic Cooperation and Development (the "OECD") shipyard subsidy legislation currently being considered by the U.S. Congress.

                Liquidity and Capital Indicators
                --------------------------------
                As of March 31, 1996:
                Ratio of current assets to current liabilities           2.4:1
                Working capital (in thousands)                         $39,734
                Ratio of total debt to the sum of total debt
                 and stockholders' equity                                  .58

                Working Capital Position
                ------------------------
                Working capital increased approximately $3.6 million from December 31, 1995 to March 31, 1996. Current assets increased due to cash generated by operating activities offset by reductions in other current assets. Current liabilities decreased due to a decline in other accrued liabilities and accrued wages and benefits, although these decreases were substantially offset by an increase in accrued interest due to the timing of the required payment. The ratio of current assets to current liabilities increased from 2.2:1 at December 31, 1995 to 2.4:1 at March 31, 1996.

                Debt Obligations and Borrowing Facility
                ---------------------------------------

                At March 31, 1996, the Company had $112.6 million in total outstanding debt, secured by mortgages on substantially all of the fixed assets of the subsidiaries of the Company. The current portion of this debt at March 31, 1996 is $8.6 million. The Company has a $10 million working capital facility, secured by its receivables and inventories, which expires June 30, 1996 and which is expected to be renewed. There were no borrowings against this facility during the three months ended March 31, 1996.

                RESULTS OF OPERATIONS
                ---------------------
                Three Month Comparison
                ----------------------
                Revenues
                --------
                Revenues of $31.6 million for the three months ended March 31, 1996, decreased by $1.2 million, or 3.7%, from revenues of $32.8 million for the three months ended March 31, 1995. Barrels of cargo transported of 55.0 million for the three months ended March 31, 1996, decreased 5.1 million from 60.1 million for the three months ended March 31, 1995. The decline in revenue and barrels resulted primarily from refinery shut downs in the Philadelphia area. Revenue from sources other than marine transportation were constant at 3.6% of total revenue, for the three months ended March 31, 1996 and 1995.

                Results
                -------
                Operating expenses of $28.6 million for the three months ended March 31, 1996, increased by $1.2 million, or 4.4%, from operating expenses of $27.4 million for the three months ended March 31, 1995. The increase in operating expenses resulted primarily from the MARITRANS 300 unit being in service for the three months ended March 31, 1996 (the MARITRANS 300 was in the shipyard for modifications during most of 1995). Increased professional fees, related to consulting for new business opportunities, also contributed to the rise in operating expenses.

                Other income in the three months ended March 31, 1996 and 1995 is primarily interest income.

                Net income of $0.7 million for the three months ended March 31, 1996, is $1.6 million less than the net income of $2.3 million for the three months ended March 31, 1995. This is due primarily to the decline in revenues and the increase in operating expenses.


                In early 1996, BP Oil Company completed the sale of its northeastern U.S. retail outlets, terminal facilities and its Marcus Hook, Pennsylvania, refinery to Tosco Corporation ("Tosco"). The refinery was turned over to Tosco in a non-operating state, and plans to reopen the refinery by Tosco are still uncertain. This development negatively impacts financial results as it lowers both crude lightering volumes into, and refined product movements out of, refineries along the Delaware River. Maritrans continues to take actions to replace the revenues that had been associated with the refinery's output, including relocating certain vessels, and continues to evaluate other steps to mitigate the financial impact. The refinery's output does not represent the only source of Maritrans' revenue from BP Oil Shipping Company.

                           Part II: OTHER INFORMATION

ITEM 1.         Legal Proceedings
                -----------------
                None.

ITEM 4.         Submission of Matters to a Vote of Security Holders
                ---------------------------------------------------
                No matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise, during the quarter ended March 31, 1996.

ITEM 6.         Exhibits and Reports on Form 8-K
- -------         --------------------------------
(a)             Exhibits
                No. 11 - Computation of Earnings Per Common Share. No. 27 - Financial Data Schedule

(b)             Reports on Form 8-K
                (1) No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 MARITRANS INC.
                                  (Registrant)




By:  /s/        Thomas C. Deas, Jr.           Dated:  May 14, 1996
     ----------------------------------------
                Thomas C. Deas Jr.
     Vice President, Chief Financial Officer
           (Principal Financial Officer)


By:  /s/       Walter T. Bromfield           Dated:  May 14, 1996
     ---------------------------------------
                Walter T. Bromfield
                     Controller
           (Principal Accounting Officer)