Form 10-Q
period 1996-06-30
MARITRANS INC /DE/
filed 1996-08-14
CIK 810113

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

(Mark One)

__X__    Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 1996
                               ------------------
                                       or

____     Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the Transition Period from ______________ to ____________________

Commission File Number  1-9063
                       -------

                                 MARITRANS INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                          51-0343903
- -------------------------------                        -------------------------
(State or other jurisdiction of                         (Identification No.
incorporation or organization)                            I.R.S. Employer)


     ONE LOGAN SQUARE, 26TH FLOOR
      PHILADELPHIA, PENNSYLVANIA                              19103
- ---------------------------------------                -------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including
area code                                                (215) 864-1200
                                                        -----------------

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

            Common Stock outstanding as of July 31, 1996: 11,916,943
                                           -------------  ----------

                                 MARITRANS INC.
                                      INDEX




PART I.           FINANCIAL INFORMATION                              PAGE NUMBER
- -------           ---------------------                              -----------

ITEM 1.           Financial Statements


                  Condensed Consolidated Balance Sheets.....................1


                  Consolidated Statements of Income.........................2


                  Consolidated Statements of Cash Flows.....................4


                  Notes to Condensed Consolidated Financial Statements......5


ITEM 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.............6


PART II.          OTHER INFORMATION
- --------          -----------------


ITEM 1.           Legal Proceedings........................................11


ITEM 4.           Submission of Matters to a Vote of Security Holders......11


ITEM 6.           Exhibits and Reports on Form 8-K.........................11


Signature         .........................................................12

                          PART I: FINANCIAL INFORMATION

                                 MARITRANS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ($000)


                                                       JUNE 30, 1996        DECEMBER 31, 1995
                                                       -------------        -----------------
                                                        (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                              $ 28,469             $ 31,033
    Investments held-to-maturity                             10,992                7,544
    Trade accounts receivable                                12,313               12,722
    Other accounts receivable                                 3,641                5,063
    Inventories                                               4,169                4,586
    Deferred income tax benefit                                 883                1,203
    Prepaid expenses                                          2,705                3,909
                                                           --------             --------
         Total current assets                                63,172               66,060

Vessels, terminals and equipment                            285,485              284,161
    Less accumulated depreciation                           113,641              106,169
                                                           --------             --------
         Net vessels, terminals and equipment               171,844              177,992

Other                                                         7,611                7,909
                                                           --------             --------

         Total assets                                      $242,627             $251,961
                                                           ========             ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Debt due within one year                               $ 10,192             $  8,671
    Trade accounts payable                                    1,480                2,614
    Accrued interest                                          2,097                2,249
    Accrued shipyard costs                                    5,619                5,134
    Accrued wages and benefits                                6,472                5,800
    Other accrued liabilities                                 3,547                5,458
                                                           --------             --------
         Total current liabilities                           29,407               29,926

Long-term debt                                               94,985              104,337
Deferred shipyard costs                                       8,429                7,701
Other liabilities                                             5,739                5,365
Deferred income taxes                                        24,386               24,757

Stockholders' equity                                         79,681               79,875
                                                           --------             --------

    Total liabilities and stockholders'
         equity                                            $242,627             $251,961
                                                           ========             ========

                             See accompanying notes.

                                 MARITRANS INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (unaudited)

                        ($000, except per share amounts)





                                                   APRIL 1 TO                    APRIL 1 TO
                                                 JUNE 30, 1996                 JUNE 30, 1995
                                                 -------------                 -------------

Revenues                                            $ 30,959                      $ 30,125

Costs and expenses:
    Operation expense                                 17,164                        16,490
    Maintenance expense                                5,134                         4,995
    General and administrative                         2,524                         2,067
    Depreciation and amortization                      4,136                         3,840
                                                     -------                       -------

    Total operating expenses                          28,958                        27,392
                                                     -------                       -------

Operating income                                       2,001                         2,733

Interest expense, net                                 (2,374)                       (2,363)
Other income, net                                        713                         1,351
                                                     -------                       -------

Income before income taxes                               340                         1,721

Income tax provision                                     125                           660
                                                     -------                       -------

Net income                                          $    215                      $  1,061
                                                     =======                       =======


Earnings per common share                           $   0.02                      $   0.08


Average common shares outstanding                 11,796,533                    12,489,417
                                                  ==========                    ==========








                             See accompanying notes.

                                 MARITRANS INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (unaudited)

                        ($000, except per share amounts)





                                                                  JANUARY 1 TO                  JANUARY 1 TO
                                                                  JUNE 30, 1996                 JUNE 30, 1995
                                                                  -------------                 -------------

Revenues                                                            $ 62,545                      $ 62,908

Costs and expenses:
    Operation expense                                                 34,012                        32,554
    Maintenance expense                                               10,253                        10,034
    General and administrative                                         4,909                         4,169
    Depreciation and amortization                                      8,345                         7,990
                                                                     -------                       -------

    Total operating expenses                                          57,519                        54,747
                                                                     -------                       -------

Operating income                                                       5,026                         8,161

Interest expense, net                                                 (4,910)                       (4,859)
Other income, net                                                      1,311                         2,005
                                                                     -------                       -------

Income before income taxes                                             1,427                         5,307

Income tax provision                                                     503                         1,944
                                                                     -------                       -------

Net income                                                          $    924                      $  3,363
                                                                     =======                       =======



Earnings per common share                                           $   0.08                      $   0.27


Average common shares outstanding                                 11,711,331                    12,509,413
                                                                  ==========                    ==========


                             See accompanying notes.

                                 MARITRANS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (unaudited)
                                     ($000)


                                                                JANUARY 1 TO                 JANUARY 1 TO
                                                                JUNE 30, 1996                JUNE 30, 1995
                                                                -------------                -------------
Cash flows from operating activities:
    Net income                                                    $    924                      $  3,363

    Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
         Depreciation and amortization                               8,345                         7,990
         Deferred income tax provision                                 (51)                        1,922
         Changes in receivables, inventories
          and prepaid expenses                                       3,452                           989
         Changes in current liabilities
          other than debt                                           (2,040)                       (1,344)
         Non-current changes, net                                    1,550                         1,150
         (Gain)/loss on sale of equipment                               52                           (37)
                                                                   -------                       -------

    Total adjustments to net income                                 11,308                        10,670
                                                                   -------                       -------

    Net cash provided by (used in) operating
     activities                                                     12,232                        14,033

Cash flows from investing activities:
    Acquisition of investments held-to-maturity                     (3,448)                       (1,198)
    Cash proceeds from sale of equipment                               101                            40
    Purchase of vessels, terminals and equipment                    (2,156)                       (4,226)
                                                                   -------                       -------

         Net cash provided by (used in)
          investing activities                                      (5,503)                       (5,384)
                                                                   -------                       -------

Cash flows from financing activities:
    Payment of long-term debt                                       (7,831)                       (6,832)
    Dividends declared and paid                                     (1,462)                         (501)
    Purchase of treasury stock                                           -                        (1,051)
                                                                   -------                       -------
         Net cash provided by (used in)
          financing activities                                      (9,293)                       (8,384)
                                                                   -------                       -------

Net increase (decrease)
 in cash and cash equivalents                                       (2,564)                          265
Cash and cash equivalents at beginning of
 period                                                             31,033                        33,824
                                                                   -------                       -------
Cash and cash equivalents at end of period                        $ 28,469                      $ 34,089
                                                                   =======                       =======

                             See accompanying notes.

                                 MARITRANS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.      Basis of Presentation/Organization

        Maritrans Inc. owns Maritrans Operating Partners L.P. ("the Operating Partnership"), Maritrans Barge Co. and Maritrans Holdings Inc. (collectively, the "Company"). These subsidiaries, directly and indirectly, own and operate tugs and barges principally used in the transportation of oil and related products, along the Gulf and Atlantic Coasts, and own and operate petroleum storage facilities on the Atlantic Coast.

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

        Pursuant to the rules and regulations of the Securities and Exchange Commission, the unaudited condensed consolidated financial statements do not include all of the information and notes normally included with annual financial statements prepared in accordance with generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with the consolidated historical financial statements and notes thereto included in the Company's Form 10-K for the period ended December 31, 1995.

2.      Earnings per Common Share

        The potential effect of outstanding stock options on earnings per common share is not dilutive.

3.      Income Taxes

        The Company's effective tax rate differs from the federal statutory rate due primarily to state income taxes.




ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                Liquidity and Capital Resources

                For the six months ended June 30, 1996, funds provided by operating activities were sufficient to fully meet debt service obligations and loan agreement restrictions and fund dividend payments and capital expenditures.

                Management believes that in 1996 funds provided by operating activities, augmented by financing and investing transactions, will be sufficient to provide the funds necessary for operations, anticipated capital expenditures, lease payments, required debt repayments and anticipated common stock repurchases. Dividends are expected to be made quarterly during 1996.

                Barring changes in its current plans, management believes capital expenditures in 1996 for improvements to its currently operating vessels and existing marine terminals will be approximately $4 million compared to $15 million in 1995. However, the Company will continue to evaluate the potential purchase of marine storage terminals and other investments consistent with its long-term strategic interests, and the potential sources of funds for those potential investments. In 1995 cash was used for the purchase of marine vessels, terminals and equipment including modifications to the MARITRANS 300, the acquisition of the Baltimore terminal facility, and improvements to the existing fleet. Total capital expenditures of the Company through June 30, 1996 were $2.2 million.

                During the fourth quarter of 1995, the Company announced plans to construct up to six new double-hulled petroleum tankers. During the first quarter of 1996 the delivery dates for such tankers, the construction of which is subject to receipt of U.S. Maritime Administration financing guarantees, were extended from 1998 to 2000 to allow the Company to be more flexible in responding to developing market conditions in the future. This extension could be shortened by the Organization for Economic Cooperation and Development (the "OECD") shipyard subsidy legislation, different versions of which have been passed by the U.S. House and Senate. One such version would shorten this extension.

                Liquidity and Capital Indicators

                As of June 30, 1996:
                Ratio of current assets to current liabilities          2.2:1
                Working capital (in thousands)                        $33,765
                Ratio of total debt to the sum of total debt
                 and stockholders' equity                                 .57

                Working Capital Position

                Working capital decreased by $2.4 million from December 31, 1995 to June 30, 1996. Current assets decreased as a result of decreases in other receivables and prepaid expenses resulting from the timing of collections and payments. Current liabilities decreased $0.5 million due primarily to a decrease in other liabilities, partially offset by an increase in debt due within one year. The ratio of current assets to current liabilities remained flat at 2.2:1 at December 31, 1995 and at June 30, 1996.

                Debt  Obligations  and Borrowing  Facility

                At June 30, 1996, the Company had $105.2 million in total outstanding debt, secured by mortgages on substantially all of the fixed assets of the subsidiaries of the Company. The current portion of this debt at June 30, 1996 is $10.2 million. The Company has a $10 million working capital facility, secured by its receivables and inventories. There were no borrowings against this facility for the six months ended June 30, 1996.


                RESULTS OF OPERATIONS

                Three Month Comparison

                Revenues

                Revenues of $31.0 million for the three months ended June 30, 1996, increased by $0.9 million, or 3.0%, from revenues of $30.1 million for the three months ended June 30, 1995. Barrels of cargo transported decreased by 1 million barrels, from 54 million for the three months ended June 30, 1995 to 53 million for the three months ended June 30, 1996. The increase in revenue despite the decline in volume is the result of several factors, including longer average trip lengths during the three months ended June 30, 1996 versus the three months ended June 30, 1995. Additionally, the Company was able to pass on selected increased costs, particularly fuel price increases, under certain of their contractual agreements. Revenue from sources other than marine transportation decreased from 3.8% of total revenue, for the three months ended June 30, 1995 to 3.5% for the three months ended June 30, 1996.

                Results

                Operating expenses of $29.0 million for the three months ended June 30, 1996, increased by $1.6 million, or 5.8%, from operating expenses of $27.4 million for the three months ended June 30, 1995. This increase is primarily due to an increase in fuel price per gallon coupled with an increase in fuel consumption, as a result of the aforementioned longer average trip length, partially offset by a decrease in the expenses associated with chartering vessels from others. Increased professional fees, related to consulting for new business opportunities, and an escalation in port charges also contributed to the rise in operating expenses.

                Other income in the three months ended June 30, 1996 decreased $0.6 million from other income for the three months ended June 30, 1995 due to a decrease in interest income.

                Net income of $0.2 million for the quarter ended June 30, 1996 decreased by $0.9 million from $1.1 million for the quarter ended June 30, 1995 as the result of the aforementioned increases in operating expenses.

                Six Month Comparison

                Revenues

                Revenues of $62.5 million for the six months ended June 30, 1996 decreased $0.4 million, or 0.6% from revenues of $62.9 million for the six months ended June 30, 1995. Barrels of cargo transported decreased by 6 million barrels, from 114 million barrels at June 30, 1995 to 108 million at June 30, 1996. Revenue decreased for the six months ended June 30, 1996 compared to the six months ended June 30, 1995 as the result of changes in customer mix. Volume decreased as the result of longer average trip lengths. The earlier portion of the six month period was heavily impacted by refinery shut downs in the Philadelphia area. The Company has taken certain steps, including repositioning of capacity, to mitigate the impact on a year-to-date basis. Revenue from sources other than marine transportation decreased from 3.7% of total revenue, for the six months ended June 30, 1995, to 3.5% for the six months ended June 30, 1996.

                Results

                Operating expenses of $57.5 million for the six months ended June 30, 1996 increased by $2.8 million, or 5.1% from operating expenses of $54.7 million for the six months ended June 30, 1995. This increase is primarily due to the aforementioned increase in fuel, port charges and expenses associated with consulting fees for new business opportunities.

                Other income for the six months ended June 30, 1996 of $1.3 million decreased $0.7 million from $2.0 million for the six months ended June 30, 1995 primarily from a decrease in interest income.

                Net income of $0.9 million for the six months ended June 30, 1996, decreased $2.5 million from the $3.4 million for the six months ended June 30, 1995. The decrease is the result of decreased revenues and the increase in operating expenses.

                While competitive pressures in the market served by Maritrans will continue to be intense, management believes that earnings in the second half of the year will at least equal those of the first half.

                           Part II: OTHER INFORMATION

ITEM 1.         Legal Proceedings
                None.

ITEM 4.         Submission of Matters to a Vote of Security Holders

                The Company held its Annual Meeting of Stockholders of the Registrant on May 8, 1996 to vote upon the election of two directors, Dr. Craig E. Dorman and Mr. Eric H. Schless, to serve for three year terms. At the time of the meeting, 11,685,199 shares of Common Stock were issued and outstanding and entitled to vote on the aforementioned matter. At the meeting, 10,597,671 shares voted in favor of the election of Dr. Dorman, and 34,084 shares abstained (including broker non-votes) and 10,592,931 shares voted in favor of the election of Mr. Schless, and 38,824 shares abstained (including broker non-votes). Dr. Boni and Messrs. Lichtenstein, Sanborn and Van Dyck will continue to serve their unexpired terms as directors of the Company.

ITEM 6.         Exhibits and Reports on Form 8-K

(a)             Exhibits

                No. 11 - Computation of Earnings Per Common Share.

(b)             Reports on Form 8-K

                (1) No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    MARITRANS INC.
                                    (Registrant)




By:  /s/        Thomas C. Deas, Jr.       Dated:  August 12, 1996
     --------------------------------------
               Thomas C. Deas, Jr.
    Vice President, Chief Financial Officer
         (Principal Financial Officer)


By:  /s/       Walter T. Bromfield          Dated:  August 12, 1996
     --------------------------------------
              Walter T. Bromfield
                   Controller
        (Principal Accounting Officer)