Form 10-Q
period 1996-09-30
MARITRANS INC /DE/
filed 1996-11-14
CIK 810113

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

(Mark One)

__X__    Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 1996
                               -------------------------
                                       or

_____    Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the Transition Period from __________ to __________________

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

           Common Stock outstanding as of October 31, 1996: 11,959,912
                                          ----------------  ----------

                                 MARITRANS INC.
                                      INDEX




PART I.           FINANCIAL INFORMATION                              PAGE NUMBER
-------           ---------------------                              -----------


ITEM 1.           Financial Statements


                  Condensed Consolidated Balance Sheets......................1


                  Consolidated Statements of Income..........................2


                  Consolidated Statements of Cash Flows......................4


                  Notes to Condensed Consolidated Financial Statements.......5


ITEM 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..............6


PART II.          OTHER INFORMATION
--------          -----------------


ITEM 1.           Legal Proceedings.........................................12


ITEM 6.           Exhibits and Reports on Form 8-K..........................12


Signature         ..........................................................13

                          PART I: FINANCIAL INFORMATION

                                 MARITRANS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ($000)


                                               SEPT. 30, 1996      DEC. 31, 1995
                                               --------------      -------------
                                                 (unaudited)
ASSETS

Current assets:
    Cash and cash equivalents                       $ 29,934          $ 31,033
    Investments held-to-maturity                       9,869             7,544
    Trade accounts receivable                         12,780            12,722
    Other accounts receivable                          3,874             5,063
    Inventories                                        4,395             4,586
    Deferred income tax benefit                        1,114             1,203
    Prepaid expenses                                   5,243             3,909
                                                    --------          --------
         Total current assets                         67,209            66,060

Vessels, terminals and equipment                     286,178           284,161
    Less accumulated depreciation                    117,616           106,169
                                                    --------          --------
         Net vessels, terminals and equipment        168,562           177,992

Other                                                  7,492             7,909
                                                    --------          --------

         Total assets                               $243,263          $251,961
                                                    ========          ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Debt due within one year                        $ 10,202          $  8,671
    Trade accounts payable                             1,096             2,614
    Accrued interest                                   4,128             2,249
    Accrued shipyard costs                             4,957             5,134
    Accrued wages and benefits                         5,015             5,800
    Other accrued liabilities                          4,767             5,458
                                                    --------          --------
         Total current liabilities                    30,165            29,926

Long-term debt                                        94,556           104,337
Deferred shipyard costs                                7,436             7,701
Other liabilities                                      5,183             5,365
Deferred income taxes                                 25,350            24,757

Stockholders' equity                                  80,573            79,875
                                                    --------          --------

    Total liabilities and stockholders'
         equity                                     $243,263          $251,961
                                                    ========          ========

                             See accompanying notes.

                                 MARITRANS INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (unaudited)

                        ($000, except per share amounts)





                                                 JULY 1 TO           JULY 1 TO
                                              SEPT. 30, 1996      SEPT. 30, 1995
                                              --------------      --------------

Revenues                                        $     31,831       $     29,102

Costs and expenses:
    Operation expense                                 16,336             16,132
    Maintenance expense                                4,874              4,570
    General and administrative                         2,202              2,242
    Depreciation and amortization                      4,093              3,905
                                                ------------       ------------

    Total operating expenses                          27,505             26,849
                                                ------------       ------------

Operating income                                       4,326              2,253

Interest expense, net                                 (2,371)            (2,352)
Other income, net                                        548                682
                                                ------------       ------------

Income before income taxes                             2,503                583

Income tax provision                                     992                217
                                                ------------       ------------

Net income                                      $      1,511       $        366
                                                ============       ============


Earnings per common share                       $       0.13       $       0.03


Average common shares outstanding                 11,909,921         11,917,550
                                                ============       ============








                             See accompanying notes.

                                 MARITRANS INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (unaudited)

                        ($000, except per share amounts)




                                                JANUARY 1, TO     JANUARY 1, TO
                                                SEPT. 30 1996     SEPT. 30 1995
                                                -------------     -------------

Revenues                                        $     94,376       $     92,010

Costs and expenses:
    Operation expense                                 50,348             48,686
    Maintenance expense                               15,127             14,604
    General and administrative                         7,111              6,411
    Depreciation and amortization                     12,438             11,895
                                                ------------       ------------

    Total operating expenses                          85,024             81,596
                                                ------------       ------------

Operating income                                       9,352             10,414

Interest expense, net                                 (7,281)            (7,211)
Other income, net                                      1,859              2,687
                                                ------------       ------------

Income before income taxes                             3,930              5,890

Income tax provision                                   1,495              2,161
                                                ------------       ------------

Net income                                      $      2,435       $      3,729
                                                ============       ============



Earnings per common share                       $       0.21       $       0.30


Average common shares outstanding                 11,768,589         12,309,957
                                                ============       ============


                             See accompanying notes.

                                 MARITRANS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (unaudited)
                                      ($000)


                                                JANUARY 1 TO       JANUARY 1 TO
                                               SEPT. 30, 1996     SEPT. 30, 1995
                                               --------------     --------------

Cash flows from operating activities:
    Net income                                     $  2,435            $  3,729

    Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
         Depreciation and amortization               12,438              11,895
         Deferred income tax provision                  682               2,161
         Changes in receivables, inventories
          and prepaid expenses                          (12)             (2,901)
         Changes in current liabilities
          other than debt                            (1,292)              1,088
         Non-current changes, net                       (54)              1,538
         (Gain)/loss on sale of equipment                52                 (37)
                                                   --------            --------

    Total adjustments to net income                  11,814              13,744
                                                   --------            --------

    Net cash provided by (used in) operating
     activities                                      14,249              17,473

Cash flows from investing activities:
    Net change in investments held-to-maturity       (2,325)              1,033
    Cash proceeds from sale of equipment                101                  40
    Purchase of vessels, terminals and equipment     (2,868)             (8,159)
                                                   --------            --------

         Net cash provided by (used in)
          investing activities                       (5,092)             (7,086)
                                                   --------            --------

Cash flows from financing activities:
    Payment of long-term debt                        (8,250)             (7,243)
    Proceeds from stock option exercises                353                --
    Dividends declared and paid                      (2,359)               (735)
    Purchase of treasury stock                         --                (5,034)
                                                   --------            --------
         Net cash provided by (used in)
          financing activities                      (10,256)            (13,012)
                                                   --------            --------

Net increase (decrease)
 in cash and cash equivalents                        (1,099)             (2,625)
Cash and cash equivalents at beginning of
 period                                              31,033              33,824
                                                   --------            --------
Cash and cash equivalents at end of period         $ 29,934            $ 31,199
                                                   ========            ========

                             See accompanying notes

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

4.      Debt
        ----
        On November 1, 1996, the Company made an offer to purchase up to $20 million principal amount from the holders of $80 million aggregate principal amount of debt due April 1, 2007, as further described in "Debt Obligations and Borrowing Facility" within Management's Discussion and Analysis of Financial Condition and Results of Operations, below. The scheduled date for notification by holders who desire to accept the offer is November 19, 1996. The Company intends to pay the purchase price utilizing available working capital.


   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           ---------------------------------------------
           This report contains, in addition to historical information, statements by the Company with regard to its expectations as to financial results and other aspects of its business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements regarding the Company's liquidity and capital resources, expected dividends, expected capital expenditures and potential construction of certain tankers. Such statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the statements. Factors that may cause such a difference include, but are not limited to, the continuation of federal law restricting United States point-to-point maritime shipping to U.S. vessels (the Jones Act), domestic oil consumption - particularly in Florida and the northeastern U.S., environmental laws and regulations, oil companies' operating and sourcing decisions, competition, labor and training costs, liability insurance costs, and those described under "Item 1. BUSINESS" in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

           Liquidity and Capital Resources
           -------------------------------
           For the nine months ended September 30, 1996, funds provided by operating activities, augmented by financing and investing transactions, were, and for the remainder of the year, are expected to be, sufficient to provide the funds necessary for operations, anticipated capital expenditures, lease payments, required debt repayments and anticipated common stock repurchases. A dividend will be paid in the fourth quarter of 1996. As more fully described below, on November 1, 1996, the Company made an offer to purchase up to $20 million in outstanding debt.

           Management expects capital expenditures in 1996 for improvements to its currently operating vessels and existing marine terminals will be approximately $4 million compared to $15 million in 1995. However, the Company will continue to evaluate potential investments consistent with its long-term strategic interests, and the potential sources of funds for those potential investments. In 1995 cash was used for the purchase of marine vessels, terminals and equipment including modifications to the MARITRANS 300, the acquisition of the Baltimore terminal facility, and improvements to the existing fleet. Total capital expenditures of the Company through September 30, 1996 were $2.9 million.

           During the fourth quarter of 1995, the Company announced plans to construct up to six new double-hulled petroleum tankers. During the first quarter of 1996 the delivery dates for such tankers, the construction of which is subject to receipt of U.S. Maritime Administration financing guarantees, were extended from 1998 to 2000 to allow the Company to be more flexible in responding to developing market conditions in the future. This extension could be shortened by the Organization for Economic Cooperation and Development (the "OECD") shipyard subsidy legislation, which is expected to be considered by the U.S. House and Senate.

           Liquidity and Capital Indicators
           --------------------------------
           As of September 30, 1996:

           Ratio of current assets to current liabilities            2.2:1
           Working capital (in thousands)                          $37,044
           Ratio of total debt to the sum of total debt
            and stockholders' equity                                   .57

           Working Capital Position
           ------------------------
           Working capital increased by $0.9 million from December 31, 1995 to September 30, 1996. Current assets increased as a result of increases in investments held-to-maturity and prepaid expenses. Current liabilities increased $0.2 million due primarily to increases in accrued interest and currently maturing debt. The ratio of current assets to current liabilities remained consistent at 2.2:1 at December 31, 1995 and at September 30, 1996.

           Debt Obligations and Borrowing Facility
           ---------------------------------------
           At September 30, 1996, the Company had $104.8 million in total outstanding debt, secured by mortgages on substantially all of the fixed assets of the subsidiaries of the Company. The current portion of this debt at September 30, 1996 is $10.2 million. The Company has a $10 million working capital facility, secured by its receivables and inventories. There were no borrowings against this facility for the nine months ended September 30, 1996. Included in such debt is $80 million aggregate principal amount of Series B Notes due April 1, 2007 ("Series B Notes") held by institutional investors. The Series B Notes bear interest at 9.25% per annum and are not presently prepayable at the option of the Company except under certain limited circumstances and then only upon payment of a yield maintenance premium to the holders. On November 1, 1996, the Company made an offer to the holders of the Series B Notes to purchase up to $20 million principal amount of Series B Notes at a price equal to the principal amount thereof plus accrued interest. The scheduled date for notification by holders of the Series B Notes who desire to accept the offer is November 19, 1996. The Company intends to pay the purchase price of the Series B Notes utilizing available working capital.


           RESULTS OF OPERATIONS
           ---------------------
           Three Month Comparison
           ----------------------
           Revenues
           --------
           Revenues of $31.8 million for the three months ended September 30, 1996, increased by $2.7 million, or 9.3%, from revenues of $29.1 million for the three months ended September 30, 1995. Barrels of cargo transported were 53 million for both the three months ended September 30, 1996 and 1995. The increase in revenue despite the steadiness in volume is primarily the result of a greater percentage of the barrels moving a longer distance in 1996, when more fleet capacity was utilized in coastal moves, including the Gulf of Mexico, than in shorter haul moves in and around the Delaware Valley refining centers. Additionally, the Company was able to pass on selected increased costs, particularly fuel price increases, under certain contractual agreements. Revenue from sources other than marine transportation decreased from 4.6% of total revenue, for the three months ended September 30, 1995, to 3.9% for the three months ended September 30, 1996.

           Results
           -------
           Operating expenses of $27.5 million for the three months ended September 30, 1996, increased by $0.7 million, or 2.6%, from operating expenses of $26.8 million for the three months ended September 30, 1995. This increase is primarily due to an increase in fuel price per gallon coupled with an increase in fuel consumption, as a result of the aforementioned longer average trip length. Additionally, increases in operating expenses including maintenance and depreciation resulted from the MARITRANS 300 unit being in service for the three months ended September 30, 1996 (the MARITRANS 300 was in the shipyard for modifications during most of
           1995).

           Net income of $1.5 million for the quarter ended September 30, 1996 increased by $1.1 million from $0.4 million for the quarter ended September 30, 1995 as the result of the aforementioned increases in revenues.


           Nine Month Comparison
           ---------------------
           Revenues
           --------
           Revenues of $94.4 million for the nine months ended September 30, 1996 increased $2.4 million, or 2.6% from revenues of $92.0 million for the nine months ended September 30, 1995. Barrels of cargo transported decreased by 6 million barrels, from 168 million barrels at September 30, 1995 to 162 million at September 30, 1996. The increase in revenue despite the decrease in volumes resulted primarily from the greater percentage of barrels moving longer distances, described above. The earlier portion of the first half of 1996 was heavily impacted by refinery shutdowns in the Philadelphia area. The Company has taken certain steps, including repositioning of capacity, to mitigate the impact on a year-to-date basis. Revenue from sources other than marine transportation decreased from 4.0% of total revenue, for the nine months ended September 30, 1995, to 3.6% for the nine months ended September 30, 1996.

           Results
           -------
           Operating expenses of $85.0 million for the nine months ended September 30, 1996 increased by $3.4 million, or 4.2% from operating expenses of $81.6 million for the nine months ended September 30, 1995. This increase is primarily due to the aforementioned increase in average fuel cost and consumption, as well as port charges and expenses associated with consulting fees for new business opportunities. Additionally, increases in operating expenses including maintenance and depreciation resulted from the MARITRANS 300 unit being in service for the nine months ended September 30, 1996 (the MARITRANS 300 was in the shipyard for modifications during most of 1995). These increases were partially offset by a decrease in the expenses associated with chartering vessels from others.

           Other income for the nine months ended September 30, 1996 of $1.9 million decreased $0.8 million from $2.7 million for the nine months ended September 30, 1995 primarily from a decrease in interest income.

           Net income of $2.4 million for the nine months ended September 30, 1996, decreased $1.3 million from the $3.7 million for the nine months ended September 30, 1995. The decrease is the result of increased operating expenses more than offsetting increased revenues.

           Management currently expects operating results to continue near third quarter levels.

                           Part II: OTHER INFORMATION

ITEM 1.  Legal Proceedings
         -----------------
         None.

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------
(a)      Exhibits
         No. 11 - Computation of Earnings Per Common Share.

(b)      Reports on Form 8-K
         (1) One report on Form 8-K was filed on August 22, 1996, pertaining to Maritrans Inc. filing claim against the U.S. Government for the unconstitutional taking of tank barges under the Oil Pollution Act of 1990.

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 MARITRANS INC.
                                 (Registrant)





By:              /s/ Thomas C. Deas, Jr.              Dated: November 13, 1996
        -----------------------------------------
                    Thomas C. Deas, Jr.
         Vice President, Chief Financial Officer
              (Principal Financial Officer)


By:             /s/ Walter T. Bromfield               Dated: November 13, 1996
        -----------------------------------------
                   Walter T. Bromfield
                        Controller
             (Principal Accounting Officer)