Form 10-K405
period 1996-12-31
MARITRANS INC /DE/
filed 1997-03-31
CIK 810113

===============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                    ------
                                  FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [Fee Required]
For the Fiscal Year Ended December 31, 1996
                                      or
[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934 [No Fee Required]
For the Transition Period from _______ to _______

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

As of March 11, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was $74,824,256. As of March 11, 1997, Maritrans Inc. had 11,971,881 shares of common stock outstanding.

                     Documents Incorporated By Reference

Part III incorporates information by reference from the Proxy Statement for Annual Meeting of Stockholders to be held on May 7, 1997.

                     Exhibit Index is located on page 30.
===============================================================================

                                  FORM 10-K
                                MARITRANS INC.
                              TABLE OF CONTENTS

                                    PART I

                                                                                                    Page
Item 1.          Business                                                                            1

Item 2.          Properties                                                                          9

Item 3.          Legal Proceedings                                                                   9

Item 4.          Submission of Matters to a Vote of Security Holders                                10

                                                  PART II

Item 5.          Market for the Registrant's Common Equity and Related Stockholder Matters           11

Item 6.          Selected Financial Data                                                             12

Item 7.          Management's Discussion and Analysis of Financial Condition and Results of
                 Operations                                                                          12

Item 8.          Financial Statements and Supplemental Data                                          15

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial
                 Disclosure                                                                          26

                                                 PART III

Item 10.         Directors and Executive Officers of the Registrant                                  26

Item 11.         Executive Compensation                                                              28

Item 12.         Security Ownership of Certain Beneficial Owners and Management                      28

Item 13.         Certain Relationships and Related Transactions                                      28

                                                  PART IV

Item 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K                     29

Signatures                                                                                           32


This Report contains forward-looking statements that involve risks and uncertainties. Actual events and results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under "Item 1 - Business - Sales and Marketing, Competition and Competitive Factors, and Regulation," "Item 3 - Legal Proceedings" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as in the Report generally.

                                    PART I

ITEM 1. BUSINESS

GENERAL

   Maritrans Inc. (the "Corporation" or the "Registrant"), together with its predecessor, Maritrans Partners L.P. (the "Partnership"), herein called "Maritrans," has historically served the petroleum and petroleum product industry by using tugs, barges and marine terminal facilities to provide marine transportation and terminalling services along the East and Gulf Coasts of the United States.

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

   Overview. Since 1981, Maritrans and its predecessors have transported annually over 200 million barrels of crude oil and refined petroleum products. Based on its internal research regarding competition, Maritrans believes that it is one of the largest United States marine transporters of petroleum and petroleum products in the United States coastwise Jones Act trade (i.e. from point-to-point within the United States), excluding affiliates of integrated oil companies, and that it owns one of the largest domestic fleets of U.S. flag oceangoing tank barges in terms of cargo-carrying capacity.

   Maritrans operates a fleet of tank barges and tugboats and three terminal facilities. Its largest barge has a capacity of approximately 400,000 barrels, and its current operating barge fleet capacity aggregates approximately 4.1 million barrels. Aggregate capacity at Maritrans' terminal facilities totals approximately 1.6 million barrels at December 31, 1996.

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

   In May 1996, Maritrans restructured its operations into two divisions -- Eastern and Gulf, supported by executive and service units. The two divisions provide marketing, logistical, and operational support for Maritrans' vessels, which are assigned to divisions based on market conditions and to the terminals, which are supported at the Eastern division. This divisional restructuring was designed to improve productivity and efficiency in operations, better coordinate marketing of complementary services and permit more rapid decisions and responses to changing conditions.

   The Gulf Division, headquartered in Tampa, Florida, provides marine transportation services for petroleum products from refineries located in Texas, Louisiana and Mississippi to distribution points along the Gulf and Atlantic Coasts generally south of Cape Hatteras, North Carolina and particularly into Florida. The Eastern Division, supported by a major fleet center in Philadelphia, Pennsylvania, transports petroleum products from East Coast refineries (primarily located in and near Philadelphia) and pipeline terminals located in the New York Harbor area to distribution terminals primarily located along the Eastern Seaboard between the Canadian Maritime Provinces and Norfolk, Virginia and transports petroleum products between refineries and distribution points along the Delaware River and in the Chesapeake Bay. Maritrans also provides, as part of its Eastern Division, lightering services for large tank ships (a process of off-loading crude oil or petroleum products from an inbound tanker into barges, thereby enabling the tanker to navigate draft-restricted rivers and ports to discharge cargo at a refinery or storage and distribution terminal).

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

   In light of the potential liabilities of oil companies and other shippers of petroleum products under the Oil Pollution Act of 1990 ("OPA") and analogous state laws, management believes that some shippers have begun to select transporters in larger measure than in the past on the basis of a demonstrated record of safe operations. Maritrans believes that the measures it has implemented in the last six years to promote higher quality operations and its longstanding commitment to safe transportation of petroleum products benefits its marketing efforts with these shippers.

   In 1996, approximately 79 percent of Maritrans' revenues were generated from ten customers. In 1996, contracts with Sun Oil Company, Marathon Oil and Star Enterprise, accounted in the aggregate for approximately 20 percent, 12 percent and 10 percent, respectively, of Maritrans' revenues. There could be a material adverse effect on Maritrans if any of these customers were to cancel or terminate their various agreements with Maritrans. Management believes that cancellation or termination of all its business with any of its larger customers is unlikely.

   In early 1996, BP Oil Company completed the sale of its northeastern U.S. retail outlets, terminal facilities and its Marcus Hook, Pennsylvania, refinery to Tosco Corporation ("Tosco"). This refinery's output did not represent the only source of Maritrans' revenue from BP Oil Shipping Company in 1995 or 1996. The refinery was turned over to Tosco in a non-operating state. This development negatively impacted financial results although Maritrans took action to replace the revenues that had been associated with this refinery's output, including relocating certain vessels and other steps to mitigate the financial impact. Maritrans understands that Tosco currently plans to reopen this refinery sometime in 1997.

COMPETITION AND COMPETITIVE FACTORS

   Overview. The maritime petroleum transportation industry is highly competitive. The Jones Act, a federal law, restricts United States point-to-point maritime shipping to vessels built in the United States, owned by U.S. citizens and manned by U.S. crews. In Maritrans' market areas, its primary direct competitors are the operators of U.S. flag oceangoing barges and U.S. flag tankers. In the Gulf market, the primary competitors are the fleets of both other independent petroleum transporters and integrated oil companies. In the Eastern market, management believes, based on its extensive knowledge and experience in the industry, that Maritrans primarily competes with other independent oceangoing barge operators and with the captive fleets of integrated oil companies and, in lightering operations, competes with foreign-flag operators which lighter offshore. Some of the integrated oil company fleets with which Maritrans competes are larger than Maritrans' fleet. Additionally, in certain geographic areas and in certain business activities, Maritrans competes with the operators of petroleum product pipelines. Competitive factors which also affect Maritrans include the output of United States refineries and the importation of refined petroleum products.

   The primary competition for Maritrans' marine terminals is proprietary storage capacity of integrated oil companies, merchant refiners, and independent marine terminal operators.

   U.S. Flag Barges and Tankers. Maritrans' most direct competitors are the other operators of U.S. flag oceangoing barges and tankers. Because of the restrictions imposed by the Jones Act, there is a finite number of vessels that are currently eligible to engage in U.S. maritime petroleum transport. Therefore, the size and capacity of Maritrans' fleet relative to those of others in the industry is an important factor in competing for business on the basis of service. The number of vessels eligible to engage in Jones Act trade has declined significantly over the past several years. The gradual implementation of regulations requiring significant capital modifications and in some cases loss of vessel capacity, as well as a decrease in the number of new vessels constructed since 1982, have been the major causes of this decline. Competition in the industry is based upon price and service (including vessel availability) and is intense.

   Maritrans is engaged in several different market activities. A significant portion of its revenues in 1996 was generated in the coastal transportation of petroleum products from refineries or pipeline terminals in the Gulf of Mexico to ports which are not served by pipelines. Management believes that the optimal vessel size suited to serve these ports is between 20,000 deadweight tons ("DWT") (approximately 160,000 barrels) and 40,000 DWT (approximately 320,000 barrels). Maritrans currently operates eight barges in this size range in this market, which comprises a significant number of the vessels able to compete in this market. The relatively large size of Maritrans' fleet generally provides greater flexibility in meeting customers' needs.

   Maritrans competes with operators of generally smaller vessels in its Eastern transportation activities. In this activity Maritrans is competing primarily with other barge operators. This is a diverse market allowing a broader size range of vessels to participate than in the Gulf of Mexico.

   Management believes that, to some extent, Maritrans' independent competitors do not provide the same level of service, quality performance, or attention to safe operations as Maritrans due to its fleet size, maintenance and training programs, and spill record.

   General Agreement on Trade in Services ("GATS") and North American Free Trade Agreement ("NAFTA").

   The possible inclusion of maritime services within the scope of the GATS and the NAFTA was the subject of discussion in the concluded Uruguay Round of GATS negotiations and NAFTA negotiations. Maritime services were not included in GATS until at least the year 2000. If maritime services were deemed to include cabotage (vessel trade or marine transportation between two points within the same country) and were included in any multi-national trade agreements, the result would be to open the Jones Act trade, (i.e., transportation of maritime cargo between U.S. ports in which Maritrans and other U.S. vessel owners operate) to foreign-flag vessels which would operate at lower costs. While cabotage will not be included in the GATS and the NAFTA in the immediate future, the possibility exists that cabotage could be included in the GATS, NAFTA or other international trade agreement in the future. In the meantime, Maritrans and the maritime industry will continue to resist vigorously the inclusion of cabotage in the GATS, NAFTA and any other international trade agreements.

   The U.S. Administration signed legislation to export Alaskan crude oil on U.S. built and manned vessels. While to date this law has not materially affected the vessel capacity competing against Maritrans in the Jones Act trades, it could have an adverse impact on the status of the Jones Act in the context of future international trade developments.

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

EMPLOYEES AND EMPLOYEE RELATIONS

   At December 31, 1996, Maritrans and its subsidiaries employed a total of 476 persons. Of these employees, 78 are employed at the Philadelphia, Pennsylvania headquarters of the Registrant or at the Philadelphia and

Tampa fleet centers, 383 are seagoing employees who work aboard the tugs and barges, and 15 are employed by Maritrans' non-marine affiliates. Maritrans and its predecessors have had collective bargaining agreements with the Seafarers' International Union of North America, Atlantic, Gulf and Inland District, AFL-CIO ("SIU"), and with American Maritime Officers ("AMO"), formerly District 2 Marine Engineers Beneficial Association, Associated Maritime Officers, AFL-CIO, for approximately 34 years. Approximately one-half of the total number of seagoing employees employed are supervisors and, hence, as part of management, are not represented by maritime unions. The collective bargaining agreement with the SIU covers approximately 155 employees. The collective bargaining agreement with the AMO covers approximately 43 employees. Each expires on May 31, 2001. The employees of the subsidiaries of Maritrans Holdings Inc. are not covered by any collective bargaining agreement.

   Management believes that the seagoing supervisory and non-supervisory personnel contribute significantly to responsive customer service. Maritrans maintains a policy of seeking to promote from within, where possible, and generally seeks to draw from its union and non-union personnel to fill supervisory and other management positions as vacancies occur.

   Management believes that its operational audit program (performed by Tidewater School of Navigation, Inc.) and training program are essential to insure that its employees are knowledgeable and highly skilled in the performance of their duties as well as in their preparedness for any unforeseen emergency situations that may arise. Consequently, various training sessions and additional skill improvement seminars are held throughout the year. In 1991, Maritrans introduced its Quality Improvement Program. All employees participate in quality training seminars in addition to the skills improvement training.

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

   Jones Act. The Jones Act, a federal law, restricts maritime transportation between United States points to vessels built and registered in the United States and owned by United States citizens. The entities in the Maritrans organizational structure engaged in maritime transportation between United States points are subject to the provisions of the law. Therefore, it is the responsibility of Maritrans to monitor ownership of these entities and take any remedial action necessary to insure that no violation of the Jones Act ownership restrictions occurs. In addition, the Jones Act requires that all United States flag vessels be manned by United States citizens, which significantly increases the labor and certain other operating costs of United States flag vessel operations compared to foreign-flag vessel operations. Foreign-flag seamen generally receive lower wages and benefits than those received by United States citizen seamen. In addition, a significant number of foreign governments subsidize, at least to some extent, the wages and/or benefits received by the seamen of those nations. Furthermore, certain of these foreign governments subsidize those nations' shipyards, resulting in lower shipyard costs both for new vessels and repairs, than those paid by United States-flag vessel owners such as Maritrans, to United States shipyards. Finally, the United States Coast Guard and American Bureau of Shipping maintain the most stringent regime of vessel inspection in the world, which tends to result in higher regulatory compliance costs for United States-flag operators than those paid by owners of vessels registered under foreign flags of convenience. Because Maritrans transports petroleum and petroleum products between United States ports, most of its business depends upon the Jones Act remaining in effect. There have been various unsuccessful attempts in the past by foreign governments and companies to gain access to the Jones Act trade, as well as by interests within the United States to limit or do away with the Jones Act. Legislation to this effect was introduced in the last session of Congress. Management expects that efforts of this type will continue.

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

   Oil Pollution Legislation. Many of the states in which Maritrans does business have enacted laws providing for strict, unlimited liability for vessel owners in the event of an oil spill. In addition, certain states have enacted or are considering legislation or regulations involving at least some of the following provisions: tank- vessel-free zones, contingency planning, state inspection of vessels, additional operating, maintenance and safety requirements, and state financial responsibility requirements. As a result of this legislation and regulation, Maritrans has limited its carriage of persistent oils, primarily crude and #6 oil, to or through portions of several of these states. Persistent oils are those which continue to exist longer in the water when spilled, thus making them more difficult to clean up.

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

   The double-hulled or double-bottomed tank barges currently owned by Maritrans account for approximately 25 percent of its fleet capacity. The OCEAN 400 and the MARITRANS 300, approximately 16 percent of fleet capacity, have been grandfathered under equivalency provisions of the interim final rule promulgated by the U.S. Coast Guard.

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

   The following table sets forth Maritrans' quantifiable cargo oil spill record for the period January 1, 1992 through December 31, 1996:

                                                                         Gallons Spilled
                              No. of         No. of         No. of         Per Million
      Period               Gals. Carried     Spills     Gals. Spilled     Gals. Carried
 ----------------------   ---------------   --------    ---------------   ---------------
                               (000)                        (000)
1/1/1992 -- 12/31/1992      10,272,000         6              .01              .001
1/1/1993 -- 12/31/1993*     10,433,000         2              .01              .001
1/1/1994 -- 12/31/1994       9,954,000         2              .02              .002
1/1/1995 -- 12/31/1995       9,450,000         1            16.80             1.780
1/1/1996 -- 12/31/1996       9,160,000         3              .08              .009


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

   Air Pollution Regulations. The 1990 amendments to the Clean Air Act give the EPA and the states the authority to regulate emissions of volatile organic compounds ("VOCs") and any other air pollutant from tank vessels in all ports served by Maritrans and storage terminals. Several states with ports served by Maritrans already have established regulations to require the installation of vapor recovery equipment on petroleum- carrying vessels to reduce the emissions of VOCs. Compliance with these federal and state regulations has required material capital expenditures for the retrofitting of Maritrans' barges and has increased operating costs. The state of Delaware has announced that it intends to regulate vapor emissions from lightering in the Delaware Bay. This regulation, the timing of which is presently uncertain, would in all likelihood require the installation of additional equipment on lightering barges at a material cost. Similarly, various states require vapor recovery equipment at storage terminals for the loading of petroleum into vessels and tank trucks. Maritrans' terminal facilities are equipped with vapor recovery capabilities for the loading of tank trucks. They do not currently load petroleum into vessels and therefore have not acquired vapor recovery capabilities for that activity. The EPA also has the authority to regulate emissions from marine vessel engines; however, with the possible exception of the use of low sulfur fuels, direct regulation of marine engine emissions is not likely in the near future in ports served by Maritrans. However, it is possible that the EPA and/or various state environmental agencies ultimately may require that additional air pollution abatement equipment be installed in tugboats, including those owned by Maritrans. Such a requirement could result in a material expenditure by Maritrans, which could have an adverse effect on Maritrans' profitability if it is not able to recoup these costs through increased charter rates. Also, the application of various air quality rules in connection with the operation of Maritrans facilities may require significant additional expenditures which may not be recovered through increased rates.

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

   User Fees and Taxes. The Water Resources Development Act of 1986 permits local non-federal entities to recover a portion of the costs of new port and harbor improvements from vessel operators with vessels benefitting from such improvements. Management does not believe that Maritrans' vessels currently benefit from such improvements. However, there can be no assurance that such entities will not seek to recover a portion of such costs from Maritrans. Federal legislation has been enacted imposing user fees on vessel operators such as Maritrans to help fund the United States Coast Guard's regulatory activities. Other federal, state and local agen-cies or authorities could also seek to impose additional user fees or taxes on vessel operators or their vessels. The Coast Guard collects fees for vessel inspection and documentation, licensing and tank vessel examinations. These fees have not been material to Maritrans. There can be no assurance that additional user fees, which could have a material adverse effect upon the financial condition and results of operations of Maritrans, will not be imposed in the future.

ITEM 2. PROPERTIES

   Vessels. The Registrant's subsidiaries owned, at December 31, 1996, a fleet of 50 vessels, of which 27 are barges and 23 are tugboats. Three additional tugs are chartered under long-term leases.

   In December of 1994, Maritrans increased its double-hull and double-bottom vessel capacity to over one million barrels by purchasing the MARITRANS 300, an oceangoing, double-hulled petroleum tank barge with a capacity of approximately 300,000 barrels. After undergoing modifications, this vessel was placed in service in the fourth quarter of 1995.

   The barge fleet consists of a variety of vessels falling within six different barge classifications. The largest vessels in the fleet are the twelve superbarges ranging in capacity from 188,065 to 400,000 barrels. The oldest vessel in that class is the OCEAN 250 which was constructed in 1970, while the largest vessel is the OCEAN 400, for which modifications were completed as recently as 1990. For the most part, however, the bulk of the superbarge fleet was constructed during the 1970's and early 1980's.

   The fleet's next eight largest barges range in capacity from 61,638 barrels to 165,881 barrels and were constructed or substantially renovated between 1967 and 1981. The remainder of the barge fleet is comprised of three vessels falling in the 50,000 barrel class, and four vessels in the 30,000 barrel class. The majority of these vessels were constructed between 1961 and 1977.

   The tugboat fleet is comprised of one 11,000 horsepower class vessel, eleven 5,600 horsepower class vessels, three 4,000 horsepower class vessels, five 3,200 horsepower class vessels, four 2,200 horsepower class vessels, one pusher class vessel and one chartered 15,000 horsepower class vessel. The year of construction or substantial renovation of these vessels ranges from 1962 to 1990 with the bulk of the tugboats having been constructed sometime between 1967 and 1981.

   Substantially all of the vessels in the fleet are subject to first preferred ship mortgages to secure payment of the notes of the Operating Partnership. These mortgages require the Operating Partnership to maintain the vessels at a high standard and continue a life-extension program for certain of its larger barges. At December 31, 1996, Maritrans is in compliance with the Operating Partnership's mortgage covenants.

   Marine Terminals. At December 31, 1996, MPI owns 35 acres on the west bank of the Schuylkill River in Philadelphia where twelve storage tanks with a total capacity of 1,040,000 barrels, truck loading racks, office space and related equipment used in MPI's marine terminal and tank cleaning operations are located. In early 1993, MMI acquired 25 acres on the Wicomico River in Salisbury, Maryland where fourteen storage tanks with a total capacity of 170,000 barrels, truck loading racks, office space and related equipment used in MMI's marine terminal operations are located. In March 1997, MMI sold 20 acres in Baltimore, Maryland with ten storage tanks with a total capacity of 530,000 barrels, truck loading racks and related equipment.

   Other Real Property. The Registrant's operations are headquartered in Philadelphia, Pennsylvania, where it leases office space, expiring in 1998. Eastern fleet operations are located on the west bank of the Schuylkill River in Philadelphia, Pennsylvania where the Operating Partnership owns approximately six acres of improved land. In addition, it also leases a bulkhead of approximately 430 feet from the federal government for purposes of mooring vessels adjacent to the owned land. This lease was renewed in 1993 and expires in 1998. In the Philadelphia area, the Operating Partnership has one short term (one year or less) lease for nearby pier space for the purpose of mooring vessels. The Operating Partnership also leases four acres of Port Authority land in Tampa, Florida for use as its Gulf Division fleet center, which expires in 2004, with three renewal options of ten years each and a limited amount of office space in Wilmington, Delaware for itself and its affiliated entities.

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

   In connection with the sale of Main Iron Works, Inc. ("MIW"), Maritrans' predecessor agreed to reimburse MIW for certain ongoing workmen's compensation claims arising prior to the sale of MIW, and retained an assignment of the shipyard's rights against its former workmen's compensation insurance carrier, which has been in liquidation proceedings. Maritrans assumed its predecessor's reimbursement obligations to MIW and obtained an assignment of the predecessor's rights against the workmen's compensation insurance carrier. Due to the size and complexity of the liquidation proceeding, it is unlikely that this matter will be resolved for several years. Maritrans recently reached an agreement in principle with MIW pursuant to which Maritrans would no longer have any reimbursement obligations to MIW for any of these ongoing workmens' compensation claims in return for which Maritrans would modify the amount due by MIW to Maritrans under the original agreement. Maritrans retains all rights against MIW's original insurance carrier with respect to the monies Maritrans has reimbursed MIW.

   Maritrans has been sued by 54 individuals, alleging unspecified damages for exposure to asbestos and in at least 43 such cases for exposure to tobacco smoke. Although Maritrans believes these claims are without merit, it is impossible at this time to express a definitive opinion on the final outcome of any such suit. Management believes that any liability would not have a material adverse effect as it would be adequately covered by applicable insurance.

   During 1993, one of the Company's tug/barge units was involved in a collision off the coast of Florida. Claims resulting from this incident have been and are expected to be covered by insurance. In 1993, Maritrans received insurance proceeds in excess of the barge's net book value for the constructive total loss of the barge.

   In 1996, Maritrans filed suit against the United States government under the Fifth Amendment to the U.S. Constitution for "taking" 37 of Maritrans' tank barges without just compensation. Maritrans asserts that the vessels were taken with the passage of Section 4115 of the Oil Pollution Act of 1990 and that this taking was done in contravention of the Fifth Amendment, which specifically prohibits the United States government from taking private property for public use without just compensation. Maritrans is seeking compensation based on the fact that Maritrans has been deprived of its reasonable investment-backed expectation in the continued use of its barges by Section 4115 of OPA, which prohibits all existing single-hull tank vessels from operating in U.S. waters under a retirement schedule which began January 1, 1995, and ends on January 1, 2015. Under this OPA provision, Maritrans' single-hull tank barges will be forced from service commencing on January 1, 2003, with a significant portion of the economic lives remaining, or be required to be retrofitted.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the Registrant's security holders, through the solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 1996.

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

 QUARTERS ENDING IN 1996:                   HIGH                       LOW
 ------------------------                 ---------                  ---------
March 31, 1996                             $6.250                    $5.000
June 30, 1996                               6.250                     5.125
September 30, 1996                          7.000                     5.875
December 31, 1996                           6.500                     6.000


 QUARTERS ENDING IN 1995:                   HIGH                       LOW
 ------------------------                 ---------                  ---------
March 31, 1995                             $6.000                    $5.250
June 30, 1995                               6.500                     5.500
September 30, 1995                          6.000                     5.500
December 31, 1995                           5.875                     5.125

   As of January 31, 1997, the Registrant had 11,960,909 Common Shares outstanding and approximately 1,027 shareholders of record.

   Dividends

   For the year ended December 31, 1996 and 1995, Maritrans Inc. paid the following cash dividends to stockholders:

 PAYMENTS IN 1996:                                                PER SHARE
 ----------------------                                          -------------
March 13, 1996                                                      $.050
June 12, 1996                                                       $.075
September 11, 1996                                                  $.075
December 11, 1996                                                   $.075
                                                                 -------------
 Total                                                              $.275
                                                                 =============

 PAYMENTS IN 1995:                                                PER SHARE
 ----------------------                                          -------------
March 13, 1995                                                      $.020
June 14, 1995                                                       $.020
September 13, 1995                                                  $.020
December 13, 1995                                                   $.050
                                                                 -------------
 Total                                                              $.110
                                                                 =============

   While dividend policy is determined at the discretion of the Board of Directors of Maritrans Inc., management believes that it is likely Maritrans will pay quarterly cash dividends during 1997.

ITEM 6. SELECTED FINANCIAL DATA ($000)

                                                                      MARITRANS INC.
                                            ------------------------------------------------------------------
                                                          JANUARY 1 TO DECEMBER 31
                                               1996         1995         1994           1993           1992
                                            ----------   ----------    ----------   -------------   ----------
CONSOLIDATED INCOME STATEMENT DATA:
   Revenues .............................    $126,994     $124,527     $124,846       $132,539       $133,051
   Operating income before depreciation
     and amortization  ..................      30,249       30,738       34,250         24,509         25,576
   Depreciation and amortization ........      16,565       16,214       15,797         15,868         15,578
   Operating income (excludes interest
     expense)  ..........................      13,684       14,524       18,453          8,641          9,998
   Interest expense, net ................       9,494        9,454        9,934         10,373         10,958
   Income (loss) before income taxes ....       8,379        8,120       10,355          5,186          3,419
   Provision for income taxes ...........       3,130        3,139        3,823         16,975(1)          --
   Net income (loss) ....................       5,249        4,981        6,532        (11,789)(1)      3,419
CONSOLIDATED BALANCE SHEET DATA (at period end):
   Total assets .........................    $235,221     $251,961     $257,609       $253,038       $251,344
   Long-term debt .......................      79,123      104,337      113,008        110,556        116,866
   Partnership equity ...................          --           --           --             --         86,571
   Stockholders' equity .................      82,594       79,875       81,173         74,874             --

------
(1) On April 1, 1993, Maritrans Partners L.P. converted from partnership to corporate form, and Maritrans Inc. succeeded to all assets and liabilities of Maritrans Partners L.P. In the first quarter of 1993 Maritrans Partners L.P. recognized a net deferred income tax liability for temporary differences in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes," which resulted in a one-time charge to earnings of $16.6 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following is a discussion of the consolidated financial condition and results of operations of Maritrans Inc. (the "Corporation"), and, together with its subsidiaries and its predecessor, Maritrans Partners L.P. (the "Partnership"), herein called "Maritrans."

OVERVIEW

   Historically, Maritrans has served the petroleum and petroleum product distribution industry by using tugs, barges and marine terminal facilities to provide marine transportation and terminalling services along the East and Gulf Coasts of the United States. Between 1992 and 1996, Maritrans has transported at least 218 million barrels annually. The high was 248 million barrels in 1993, and the low was 218 million barrels in 1996. Many factors affect the number of barrels transported and will affect future results for Maritrans, including its vessel and fleet size and average trip lengths, the continuation of federal law restricting United States point-to-point maritime shipping to U.S. vessels (the Jones Act), domestic oil consumption -- particularly in Florida and the northeastern U.S., environmental laws and regulations, oil companies' operating and sourcing decisions, competition, labor and training costs and liability insurance costs. Overall U.S. oil consumption during 1992-1996 fluctuated between 17.0 million and 18.2 million barrels a day.

   Since 1990, Maritrans has taken steps to modify the mix of operating characteristics of its fleet. Maritrans has increased its vessel capacity with the placing in service of its two largest oceangoing, double-hulled petroleum tank barges, the OCEAN 400 and MARITRANS 300, with capacities of approximately 400,000 and 300,000 barrels, respectively. Over this period, Maritrans has also made reductions in owned capacity, disposing of vessels which, due to their sizes and operating characteristics, Maritrans considered excess to its long-term business needs. The operating fleet owned by Maritrans is now approximately 15 percent smaller in barrel capacity than it had been at year-end 1990.

LEGISLATION

   The enactment of the Oil Pollution Act of 1990 ("OPA") significantly increased the liability exposure of marine transporters of petroleum in the event of an oil spill. In addition, the states in which Maritrans operates have enacted legislation increasing the liability for oil spills in their waters. Maritrans maintains oil pollution liability insurance of $700 million on each of its vessels. There can be no assurance that such insurance will be adequate to cover potential liabilities in the event of a catastrophic spill, that additional premium costs will be recoverable through increased vessel charter rates, or that such insurance will continue to be available in satisfactory amounts.

   Moreover, this legislation has increased other operating costs as Maritrans has taken steps to minimize the risk of spills. Among such costs are those for additional training, safety and contingency programs; these expenses have not yet been and may never be fully recovered through increased vessel charter rates. Additionally, management believes that the legislation has effectively reduced the total volume of waterborne petroleum transportation as shippers of petroleum have tried to limit their exposure to OPA liability. This legislation has had a material adverse effect on Maritrans' operations, financial performance and expectations.

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

   OPA will require the retirement of, or retrofitting with double hulls, all single-hulled petroleum tankers and barges operating in U.S. waters, including most of Maritrans' existing barges. The first of Maritrans' affected barges will have to be retired or retrofitted by 2003. However, most of Maritrans' large oceangoing, single-hulled barges will be affected January 1, 2005. Maritrans' barges under 5,000 gross registered tons are not scheduled for retirement until 2015. Approximately 16 percent of Maritrans' operating capacity has been qualified by the United States Coast Guard as meeting the double-hull requirements and, therefore, is allowed to continue operating without modification and without a legislatively determined retirement date. If Maritrans were to replace its entire barge capacity with newly built double hulls, the estimated cost would be approximately $500 million. This estimate could be higher as shipyard costs increase.

RESULTS OF OPERATIONS

 YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

   Revenues for 1996 were $127.0 million and were $124.5 million in 1995, an increase of $2.5 million, or two percent. Barrels of cargo transported decreased by 6.9 million barrels, from 225.0 million to 218.1 million, or three percent. Curtailment of a portion of refinery throughput in the Delaware Valley refineries in 1996 caused Maritrans to employ its vessel capacity in alternative markets. This had the result of increasing average trip length, which further resulted in higher average revenues per barrel transported, as equipment formerly utilized in and around Delaware Valley refining and terminalling locations was redeployed into the Gulf of Mexico, the Chesapeake Bay, and into delivery locations in the Caribbean. The markets within which Maritrans operates continue to experience severe price competition for oil transportation services which is expected to continue. Revenue from sources other than marine transportation decreased from 4.0 percent of total revenues in 1995 to 3.6 percent in 1996.

   Operating expenses of $113.3 million for 1996 increased by $3.3 million, or 3.0 percent from $110.0 million in 1995. The MARITRANS 300 unit, Maritrans' second largest tug/barge unit, entered service in the fourth quarter of 1995 and was operational for the full year in 1996. The aforementioned increase in trip length and rising fuel prices contributed to the increase in operating expenses. General and administrative costs rose as a result of the increased use of outside professional services, particularly for matters related to business development and analysis.

   Interest expense in 1996 was consistent with the prior year. Other income in 1996 increased $1.1 million from $3.1 million in 1995 to $4.2 million in 1996 due primarily to the gain from disposals of vessels which, due to their sizes and operating characteristics, were considered excess to Maritrans' long-term business needs.

   Net income for 1996 increased by $0.2 million to $5.2 million as the result of the aforementioned increased revenues and other income more than offsetting the increase in operating expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

   In 1996, funds provided by operating and investing activities were sufficient to fully meet debt service obligations (including $8.7 million in required long-term debt repayments and the repurchase, at par, of $15 million principal amount of long-term debt of a subsidiary), to meet loan agreement restrictions, to make capital improvements, and to allow Maritrans to pay a dividend of $0.05 per common share in the first quarter and $0.075 per common share in each of the last three quarters. Maritrans believes that in 1997, funds provided by operating activities, augmented by financing transactions and investing activities, will be sufficient to finance operations, anticipated capital expenditures, lease payments and required debt repayments. Dividend payments are expected to continue quarterly in 1997.

   In 1996, approximately $3 million was spent for improvements to the existing fleet and terminal facilities. Maritrans believes capital expenditures in 1997 for improvements to its current fleet of vessels and existing marine terminals will be approximately $4 million. No material commitments existed at December 31, 1996, for capital expenditures. Maritrans will continue to evaluate potential investments, and the related funding of those investments, consistent with its long-term strategic interests.

   On May 10, 1995, the Corporation announced a stock buy-back plan to reacquire up to 1.8 million shares of its common stock over the course of the next two years, depending on market conditions. This amount represented approximately 15 percent of the 12.5 million shares then outstanding. Maritrans intends to hold the majority of the shares as treasury stock, although some shares may be used for employee compensation plans and/or other corporate purposes. As of December 31, 1996, the Company has purchased 877,955 shares at a cost of approximately $5.1 million. Maritrans has financed and expects that additional share purchases, if made, would be financed with internally generated funds.

WORKING CAPITAL AND OTHER BALANCE SHEET CHANGES

   At December 31, 1996, current assets exceeded current liabilities by $32 million. The ratio of current assets to current liabilities at December 31, 1996, was 1.95:1. At December 31, 1995, this ratio was 2.21:1. In 1996,
Maritrans utilized available working capital to repurchase, at par, $15 million principal amount of long-term debt of a subsidiary. Working capital decreased $4.2 million from December 31, 1995, to December 31, 1996. The working capital decline was due primarily to the increases in current debt maturities and other current liabilities and decreases in investments held-to-maturity. Partially offsetting the working capital decline was an increase in trade accounts receivable based upon the timing of revenues and payments in the latter part of the fourth quarter of 1996. At December 31, 1996 and 1995, the combined balances of cash and cash equivalents and investments held-to-maturity were $33.2 million and $38.6 million, respectively.

DEBT OBLIGATIONS AND BORROWING FACILITY

   At December 31, 1996, Maritrans had $89.3 million in total outstanding debt, secured by mortgages on substantially all of the fixed assets of the subsidiaries of the Corporation. The current portion of this debt at December 31, 1996, was $10.2 million. Maritrans has a $10 million working capital facility, secured by its marine receivables and inventories, which expires June 30, 1997 and which it expects to renew. This facility was not used in 1996.

   At December 31, 1996 and 1995, total debt to total capitalization was 52 percent and 59 percent, respectively. For purposes of this calculation, total capitalization consists of long-term debt, including those portions that are current, and stockholders' equity.

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTAL DATA

                        REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Maritrans Inc.

We have audited the accompanying consolidated balance sheets of Maritrans Inc. as of December 31, 1996 and 1995, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(A). These financial statements and schedule are the responsibility of the management of Maritrans Inc. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maritrans Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                             ERNST & YOUNG LLP
Philadelphia, Pennsylvania
January 24, 1997

                                MARITRANS INC.
                         CONSOLIDATED BALANCE SHEETS

                                    ($000)

                                                                            December 31,
                                                                      ------------------------
                                                                          1996         1995
ASSETS
Current assets:
   Cash and cash equivalents .......................................    $ 33,174     $ 31,033
   Investments held-to-maturity ....................................          --        7,544
   Trade accounts receivable (net of allowance for doubtful accounts
     of $860 and $457, respectively)  ..............................      16,730       12,722
   Other accounts receivable .......................................       4,523        5,063
   Inventories .....................................................       5,823        4,586
   Deferred income tax benefit .....................................       2,234        1,203
   Prepaid expenses ................................................       3,014        3,909
                                                                       ----------   ----------
          Total current assets  ....................................      65,498       66,060
Vessels terminals and equipment  ...................................     280,231      284,161
   Less accumulated depreciation ...................................     117,741      106,169
                                                                       ----------   ----------
          Net vessels terminals and equipment  .....................     162,490      177,992
Other  .............................................................       7,233        7,909
                                                                       ----------   ----------
          Total assets  ............................................    $235,221     $251,961
                                                                       ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Debt due within one year ........................................    $ 10,213     $  8,671
   Trade accounts payable ..........................................       3,016        2,614
   Accrued interest ................................................       1,748        2,249
   Accrued shipyard costs ..........................................       5,774        5,134
   Accrued wages and benefits ......................................       3,656        5,800
   Other accrued liabilities .......................................       9,128        5,458
                                                                       ----------   ----------
          Total current liabilities  ...............................      33,535       29,926
Long-term debt  ....................................................      79,123      104,337
Deferred shipyard costs  ...........................................       8,661        7,701
Other liabilities  .................................................       5,364        5,365
Deferred income taxes  .............................................      25,944       24,757
Stockholders' equity:
   Preferred stock, $.01 par value, authorized 5,000,000 shares;
     none issued  ..................................................          --           --
   Common stock, $.01 par value, authorized 30,000,000 shares;
     issued: 1996 -- 12,837,867 shares, 1995 -- 12,558,620 shares  .         128          126
   Capital in excess of par value ..................................      75,874       74,516
   Retained earnings ...............................................      12,372       10,378
   Less: Cost of shares held in treasury
          1996 -- 877,955 shares; 1995 -- 876,485 shares ...........      (5,067)      (5,059)
          Unearned Compensation ....................................        (713)         (86)
                                                                       ----------   ----------
          Total stockholders' equity  ..............................      82,594       79,875
                                                                       ----------   ----------
          Total liabilities and stockholders' equity  ..............    $235,221     $251,961
                                                                       ==========   ==========

                            See accompanying notes.

                                MARITRANS INC.
                      CONSOLIDATED STATEMENTS OF INCOME

                       ($000 EXCEPT PER SHARE AMOUNTS)

                                                                     For the year ended December 31,
                                                               -------------------------------------------
                                                                    1996           1995           1994
                                                                ------------   ------------    ----------
Revenues  ...................................................   $   126,994    $   124,527   $   124,846
Costs and expenses:
   Operation expense ........................................        67,286         65,260        62,488
   Maintenance expense ......................................        20,289         19,879        20,355
   General and administrative ...............................         9,170          8,650         7,753
   Depreciation and amortization ............................        16,565         16,214        15,797
                                                                ------------   ------------    ----------
                                                                    113,310        110,003       106,393
                                                                ------------   ------------    ----------
Operating income  ...........................................        13,684         14,524        18,453
Interest expense (net of capitalized interest of $0, $955
   and $0, respectively) ....................................        (9,494)        (9,454)       (9,934)
Other income, net  ..........................................         4,189          3,050         1,836
                                                                ------------   ------------    ----------
Income before income taxes  .................................         8,379          8,120        10,355
   Income tax provision .....................................         3,130          3,139         3,823
                                                                ------------   ------------    ----------
Net income  .................................................   $     5,249    $     4,981   $     6,532
                                                                ============   ============    ==========
Earnings per share  .........................................   $      0.44    $      0.41   $      0.52
Average common shares outstanding  ..........................    11,828,422     12,150,380    12,524,861


                            See accompanying notes.

                                MARITRANS INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                    ($000)

                                                          For the year ended December 31,
                                                       -------------------------------------
                                                           1996         1995         1994
                                                        ----------   ----------    ----------
Cash flows from operating activities:
   Net income .......................................    $  5,249     $  4,981     $  6,532
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization  .................      16,565       16,214       15,797
     Deferred income taxes  .........................         340        2,560        3,589
     Stock compensation  ............................         347           --           --
     Changes in receivables, inventories, and
        prepaid expenses ............................      (3,810)       1,166        7,425
     Changes in current liabilities other than debt         2,067        1,403       (5,187)
     Non-current changes, net  ......................       1,063         (532)      (1,316)
     (Gain) loss on sale of equipment  ..............      (3,250)         (24)         249
                                                        ----------   ----------    ---------
Total adjustments to net income  ....................      13,322       20,787       20,557
                                                        ----------   ----------    ---------
     Net cash provided by (used in) operating
        activities ..................................      18,571       25,768       27,089
Cash flows from investing activities:
   Acquisition of investments held-to-maturity ......     (27,684)     (28,064)      (8,000)
   Maturity of investments held-to-maturity .........      35,228       28,520           --
   Cash proceeds from sale of marine vessels and
     equipment  .....................................       5,558          340        2,985
   Purchase of marine vessels, terminals and
     equipment  .....................................      (2,983)     (15,323)     (14,217)
                                                        ----------   ----------    ---------
     Net cash provided by (used in) investing
        activities ..................................      10,119      (14,527)     (19,232)
Cash flows from financing activities:
   Proceeds from issuance of long-term debt .........          --           --       10,250
   Proceeds from stock option exercises .............         378           --           --
   Payment of long-term debt ........................     (23,672)      (7,654)      (6,455)
   Purchase of treasury stock .......................          --       (5,059)          --
   Dividends declared and paid ......................      (3,255)      (1,319)        (250)
                                                        ----------   ----------    ---------
     Net cash provided by (used in) financing
        activities ..................................     (26,549)     (14,032)       3,545
Net increase (decrease) in cash and cash equivalents        2,141       (2,791)      11,402
Cash and cash equivalents at beginning of year  .....      31,033       33,824       22,422
                                                        ----------   ----------    ---------
Cash and cash equivalents at end of year  ...........    $ 33,174     $ 31,033     $ 33,824
                                                        ==========   ==========    =========
Supplemental Disclosure of Cash Flow Information:
Interest paid  ......................................    $  9,908     $ 10,353     $  9,917
Income taxes paid  ..................................    $  1,050     $     85     $    250

                           See accompanying notes.

                                MARITRANS INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                    ($000)

                                  Common        Capital in
                                Stock, $.01     excess of      Retained     Treasury        Unearned
                                 Par Value      Par Value      Earnings       Stock       Compensation      Total
                               -------------   ------------    ----------   ----------   --------------   ---------
Balance at December 31,
  1993 .....................       $125          $74,315        $   434           --            --         $74,874
Net income, January 1, 1994
  to December 31, 1994 .....                                      6,532                                      6,532
Cash dividends ($0.02 per
  share of Common Stock) ...                                       (250)                                      (250)
Stock incentives  ..........                          17                                                        17
                               -------------   ------------    ----------   ----------   --------------   ---------
Balance at December 31,
  1994 .....................        125           74,332          6,716                                     81,173
Net income January 1, 1995
  to December 31, 1995 .....                                      4,981                                      4,981
Cash dividends ($0.11 per
  share of Common Stock) ...                                     (1,319)                                    (1,319)
Purchase of treasury stock                                                   $(5,059)                       (5,059)
Stock incentives  ..........          1              184                                     $ (86)             99
                               -------------   ------------    ----------   ----------   --------------   ---------
Balance at December 31,
  1995 .....................        126           74,516         10,378       (5,059)          (86)         79,875
Net income, January 1, 1996
  to December 31, 1996 .....                                      5,249                                      5,249
Cash dividends ($0.275 per
  share of Common Stock) ...                                     (3,255)                                    (3,255)
Stock incentives  ..........          2            1,358                          (8)         (627)            725
                               -------------   ------------    ----------   ----------   --------------   ---------
Balance at December 31,
  1996 .....................       $128          $75,874        $12,372      $(5,067)        $(713)        $82,594
                               =============   ============    ==========   ==========   ==============   =========


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

 SIGNIFICANT CUSTOMERS

   During 1996, the Company derived revenues aggregating 42 percent of total revenues from 3 customers, each one representing 10 percent or more of total revenues. In 1995, revenues from 4 customers aggregated 54 percent of total revenues and in 1994, revenues from 4 customers aggregated 49 percent of total revenues. The Company does not necessarily derive 10 percent or more of its total revenues from the same group of custom-

                          NOTES TO THE CONSOLIDATED
                     FINANCIAL STATEMENTS  - (Continued)

1. Organization and Significant Accounting Policies  - (Continued)

ers each year. In 1996, approximately 79 percent of the Company's revenues were generated by 10 customers. Credit is extended to various companies in the petroleum industry in the normal course of business. This concentration of credit risk within this industry may be affected by changes in economic or other conditions and may, accordingly, affect overall credit risk of the Company.

 RELATED PARTIES

   The Company obtained protection and indemnity insurance coverage from a mutual insurance association, whose chairman is also the chairman of Maritrans Inc. The related insurance expense was $2,654,000, $2,700,000 and $2,501,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

   The Company paid $440,000 and $510,000 in 1996 and 1995, respectively to a law firm, a partner of which was elected to the Company's Board of Directors during 1995. In 1996, the amount paid represents $277,000 relating to the lease of office space and $163,000 for legal services. In 1995, the amount represents $277,000 relating to the lease of office space and $233,000 for legal services.

 EARNINGS PER COMMON SHARE

   Earnings per common share are based on the average number of common shares outstanding. The potential effect of outstanding stock options is not dilutive.

2. CASH AND CASH EQUIVALENTS

   Cash and cash equivalents at December 31, 1996, and 1995 consisted of cash and commercial paper, the carrying value of which approximates fair value. For purposes of the consolidated financial statements, short-term highly liquid debt instruments with original maturities of three months or less are considered to be cash equivalents.

3. INVESTMENTS HELD-TO-MATURITY

   Investments held-to-maturity, which consist of debt securities, are carried at cost which approximates market value. The Company has both the ability and positive intent to hold these securities until maturity. The securities all mature within one year.

4. STOCK INCENTIVE PLANS

   The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FAS Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. The effect of applying Statement No. 123's fair value method to the Company's stock-based awards results in pro forma net income and earnings per share that are not materially different from amounts reported.

   Maritrans Inc. has a stock incentive plan (the "Plan"), whereby non-employee directors may be granted stock, and officers and other key employees may be granted stock, stock options and, in certain cases, receive cash under the Plan. Any outstanding options granted under the Plan are exercisable at a price not less than market value of the shares on the date of grant. In 1996, there were 6,494 shares issued to directors. Compensation expense equal to the fair market value on the date of the grant to the directors is included in general and administrative expense in the consolidated statement of income.

   During 1996, there were 158,842 shares of restricted stock issued under the Plan. The restrictions lapse over a four year period. The shares are subject to forfeiture under certain circumstances. Unearned compensation, representing the fair market value of the shares at the date of issuance, is amortized to expense as the restrictions lapse. At December 31, 1996 and 1995, 230,467 and 570,815 remaining shares within the Plan were reserved for grant.

                          NOTES TO THE CONSOLIDATED
                     FINANCIAL STATEMENTS  - (Continued)

   Information on stock options for 1996 follows:

                                             Exercise              Number of
                                               Price                 Shares
                                           -------------           -----------
Outstanding at beginning of year            $4.00-6.00              619,643
Granted  ........................           $5.25-5.375             159,428
Exercised  ......................           $4.00-5.375              96,911
Cancelled  ......................               --                     --
Expired  ........................               --                     --
Outstanding at end of year  .....           $4.00-6.00              682,160
Exercisable at end of year  .....           $4.00-5.00              208,957


   Outstanding options are exercisable in installments over two to four years and expire beginning in 2002.


5. INCOME TAXES

   The income tax provision consists of:

                                                            1996      1995       1994
                                                          --------  --------   --------
                                                                      ($000)
Current:
     Federal...........................................    $2,788     $  576     $  123
     State ............................................         2          3        111
Deferred:
     Federal...........................................    $  272     $2,391      3,493
     State.............................................        68        169         96
                                                         --------   --------   --------
                                                           $3,130     $3,139     $3,823
                                                         ========   ========   ========

   The differences between the federal income tax rate of 35 percent in 1996, 1995 and 1994, and the effective tax rates were as follows:

                                                            1996       1995       1994
                                                          --------   --------    --------
                                                                      ($000)
Statutory federal tax provision  ......................    $2,932     $2,842     $3,624
State income taxes, net of federal income tax benefit          46        112        135
Non-deductible items  .................................       152        181         27
Other  ................................................        --          4         37
                                                          --------   --------    --------
                                                           $3,130     $3,139     $3,823
                                                          ========   ========    ========


   Principal items comprising deferred income tax liabilities and assets as of December 31, 1996 and 1995 are:

                                                  1996         1995
                                                ---------    -------
                                                       ($000)
Deferred tax liabilities:
     Tax over book depreciation  ............    $35,423     $33,153
     Prepaids  ..............................      1,828       1,897
                                                ---------    -------
                                                  37,251      35,050
                                                ---------    -------
Deferred tax assets:
     Reserves and accruals  .................      8,598       7,342
     Net operating loss and credit
        carryforwards .......................      4,943       4,154
                                                ---------    -------
                                                  13,541      11,496
                                                ---------    -------
Net deferred tax liabilities  ...............    $23,710     $23,554
                                                =========    =======

   At December 31, 1996, Maritrans Inc. has net operating loss carryforwards of approximately $28.4 million for income tax reporting purposes which expire in the year 2005 and thereafter. The Company has an Alternative Minimum Tax credit of $2.9 million at December 31, 1996 which does not expire.

                          NOTES TO THE CONSOLIDATED
                     FINANCIAL STATEMENTS  - (Continued)

6. RETIREMENT PLANS

   Most of the shoreside employees and substantially all of the seagoing supervisors participate in a qualified defined benefit retirement plan of Maritrans Inc. Net periodic pension costs were determined under the projected unit credit actuarial method. Pension benefits are primarily based on years of service and begin to vest after two years. Employees covered by collective bargaining agreements and employees of Maritrans Holdings Inc. or its subsidiaries are not eligible to participate in the qualified defined benefit retirement plan of Maritrans Inc.

   The weighted average discount rate, used to determine the actuarial present value of the projected benefit obligation, and the expected long-term rate of return on plan assets was 6.75 percent for all periods. The weighted average assumed rate of compensation increase used to determine the actuarial present value of the projected benefit obligation was 5 percent for all periods.

   Net periodic pension costs included the following components for the years ended December 31:

                                                    1996        1995         1994
                                                  ---------   ---------    ---------
                                                               ($000)
Service cost of current period  ...............    $ 1,548     $ 1,581     $ 1,568
Interest cost on projected benefit obligation        1,365       1,237       1,119
Actual (gain) loss on plan assets  ............     (2,031)     (3,094)        352
Net (amortization) and deferral  ..............        423       1,745      (1,677)
                                                  ---------   ---------    ---------
Net pension cost  .............................    $ 1,305     $ 1,469     $ 1,362
                                                  =========   =========    =========


   The following table sets forth the plan's funded status at December 31, 1996 and 1995:

                                                                  December 31,
                                                              ---------------------
                                                                1996        1995
                                                              ---------   ---------
                                                                     ($000)
Actuarial present value of benefit obligations:
     Vested benefit obligation  ...........................    $17,754     $15,986
                                                              =========   =========
     Accumulated benefit obligation  ......................    $18,679     $16,925
                                                              =========   =========
     Projected benefit obligation  ........................    $22,834     $20,904
                                                              =========   =========
Plan assets at fair value, primarily publicly traded
   stocks and bonds .......................................    $23,188     $20,475
                                                              =========   =========
Plan assets (greater) less than projected benefit
   obligation .............................................       (354)        429
Unrecognized net gain on plan's assets  ...................      3,289       2,283
Net assets being amortized over 15 years  .................      1,006       1,210
                                                              ---------   ---------
Accrued pension cost recognized in the financial
   statements .............................................    $ 3,941     $ 3,922
                                                              =========   =========


   Substantially all of the shoreside employees and seagoing supervisors also participate in a qualified defined contribution plan. Contributions under the plan are determined annually by the Board of Directors of Maritrans Inc. The cost of the plan was $0, $1,005,000 and $742,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

   Contributions to industry-wide, multi-employer seamen's pension plans, which cover substantially all seagoing personnel covered under collective bargaining agreements, were approximately $474,000, $480,000 and $399,000 for the years ended December 31, 1996, 1995 and 1994, respectively. These contributions include funding for current service costs and amortization of prior service costs of the various plans over periods of 30 to 40 years. The pension trusts and union agreements provide that contributions be made at a contractually determined rate per man-day worked. Maritrans Inc. and its subsidiaries are not administrators of the multi-employer seamen's pension plans.

                          NOTES TO THE CONSOLIDATED
                     FINANCIAL STATEMENTS  - (Continued)

7. DEBT

   At December 31, 1996, total outstanding debt of the subsidiaries of Maritrans Inc. is $89.3 million, $79.1 million of which is long-term. At December 31, 1995, total outstanding debt was $113.0 million, $104.3 million of which was long-term. The debt is secured by mortgages on substantially all of the fixed assets of those subsidiaries. At December 31, 1996, total outstanding debt consists of several series -- $8.5 million maturing through 1997, $6.6 million maturing through 1998, $9.2 million maturing through 2005, and $65.0 million maturing from 1998 through 2006. The weighted average interest rate on this indebtedness is 8.89 percent. Terms of the indebtedness require the subsidiaries to maintain their properties in a specific manner, maintain specified insurance on their properties and business, and abide by other covenants which are customary with respect to such borrowings. At December 31, 1995, the total outstanding debt consisted of several series -- $23.3 million maturing through 1997, $9.7 million maturing through 2005, and $80 million maturing from 1998 through 2007.

   The Operating Partnership has a $10 million working capital facility secured by its receivables and inventories. There were no borrowings under this facility during fiscal 1996.

   Based on the borrowing rates currently available for loans with similar terms and maturities, the fair value of long term debt was $87.7 million and $113.1 million at December 31, 1996 and 1995, respectively.

   The maturity schedule for outstanding indebtedness under existing debt agreements at December 31, 1996, is as follows:

                                                           ($000)
                                                          ---------
                 1997  .........                          $10,213
                 1998  .........                           13,958
                 1999  .........                            8,608
                 2000  .........                            8,662
                 2001  .........                            8,720
                 2002 -- 2006  .                           39,175
                                                          ---------
                                                          $89,336
                                                          =========

8. COMMITMENTS AND CONTINGENCIES

   Minimum future rental payments under noncancellable operating leases at December 31, 1996, are as follows:

                                                           ($000)
                                                          ---------
                 1997  .........                          $ 2,113
                 1998  .........                            2,030
                 1999  .........                            1,863
                 2000  .........                            2,012
                 2001  .........                            2,012
                 2002 -- 2006  .                            7,212
                                                          ---------
                                                          $17,242
                                                          =========

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

                          NOTES TO THE CONSOLIDATED
                     FINANCIAL STATEMENTS  - (Continued)

8. Commitments and Contingencies  - (Continued)

   In the ordinary course of its business, claims are filed against the Company for alleged damages in connection with its operations. Management is of the opinion that the ultimate outcome of such claims at December 31, 1996 will not have a material adverse effect on the consolidated financial statements.

9. QUARTERLY FINANCIAL DATA (UNAUDITED)

                          First         Second          Third         Fourth
                         Quarter        Quarter        Quarter       Quarter
                         ---------     ---------      ---------      ---------
                                   ($000, except per share amounts)
1996
----
Revenues  .........      $31,586        $30,959        $31,831       $32,618
Operating income  .        3,025          2,001          4,326         4,332
Net income  .......          709            215          1,511         2,814
Earnings per share       $  0.06        $  0.02        $  0.13       $  0.23

1995
----
Revenues  .........      $32,783        $30,125        $29,102       $32,517
Operating income  .        5,428          2,733          2,253         4,110
Net income  .......        2,302          1,061            366         1,252
Earnings per share       $  0.18        $  0.08        $  0.03       $  0.11

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information with respect to directors of the Registrant, and information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, is incorporated herein by reference to the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days after the close of the year ended December 31, 1996, under the captions "Information Regarding Nominees For Election As Directors And Regarding Continuing Directors" and "Section 16 Requirements."

   The individuals listed below are directors and executive officers of Maritrans Inc. or its subsidiaries.

             Name                Age(1)                              Position
             ----                ------                              --------
Stephen A. Van Dyck (4)(5)  ..     53    Chairman of the Board of Directors and Chief Executive
                                          Officer
Dr. Robert E. Boni (2)(3)(4)       69    Director
Dr. Craig E. Dorman (2)(3)  ..     56    Director
Robert J. Lichtenstein(4)(5)       49    Director
Eric H. Schless(2)(4)  .......     42    Director
Richard T. McCreary  .........     41    Vice President, Maritrans General Partner Inc.
Janice M. Smallacombe  .......     37    Vice President, Maritrans General Partner Inc.
John J. Burns  ...............     44    Vice President, Maritrans General Partner Inc.
Steven E. Welch  .............     45    Vice President, Maritrans General Partner Inc.
John C. Newcomb  .............     58    Vice President, General Counsel and Secretary
Thomas C. Deas, Jr.  .........     45    Vice President, Chief Financial Officer and Treasurer
                                          (until February, 1997)
Walter T. Bromfield  .........     41    Controller
Francis D. Bailey  ...........     44    President, Eastern Division -- Operating Partnership
                                          (until December, 1996)

------
(1) As of March 1, 1997
(2) Member of the Compensation Committee
(3) Member of the Audit Committee
(4) Member of the Finance Committee
(5) Member of the Nominating Committee

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

   Mr. Schless has been Managing Director, Investment Banking Department, Head of Transportation Group, of Schroder Wertheim & Co., New York, NY since 1994. From 1985 to 1994, Mr. Schless was a member of the Investment Banking Department, Wheat First Securities Inc., Richmond, VA, reaching the position of Managing Director. He is a member of the Company's Finance and Compensation Committees of the Board of Directors.

   Mr. McCreary is a Vice President of Maritrans General Partner Inc. and joined the Company in May 1995. Previously Mr. McCreary was Vice President, Operations and Engineering, Canal Barge Lines (1990-May 1995).

   Ms. Smallacombe is a Vice President of Maritrans General Partner Inc. and has been continuously employed by the Company or its predecessors in various capacities since 1982.

   Mr. Burns is a Vice President of Maritrans General Partner Inc. and has been continuously employed by the Company or its predecessors in various capacities since 1975.

   Mr. Welch is a Vice President of Maritrans General Partner Inc. and has been continuously employed by the Company or its predecessors in various capacities since 1977.

   Mr. Newcomb is Vice President, General Counsel and Secretary of the Company, and has been continuously employed in various capacities by Maritrans or its predecessors since 1975.

   Mr. Deas was named Vice President, Chief Financial Officer and Treasurer of the Company in March 1996. Previously, he was Assistant Treasurer (since
1988) of, or held various financial positions with, Scott Paper Company since 1978. Mr. Deas resigned his position with the Company in February 1997.

   Mr. Bromfield is Controller of the Company, and has been continously employed in various capacities by Maritrans or its predecessors since 1981.

   Mr. Bailey was named President of the Eastern Division of the Operating Partnership in June 1995. Previously, Mr. Bailey was Vice President, Sales and Marketing, ASB Meditest (August 1991 to June 1995); and President, Envirobusiness (March 1990 to May 1991). Mr. Bailey resigned his position with the Company in December 1996.

ITEMS 11, 12 AND 13.

   The information required by Item 11, Executive Compensation, by Item 12, Security Ownership of Certain Beneficial Owners and Management, and by Item 13, Certain Relationships and Related Transactions, is incorporated herein by reference to the Company's definitive Proxy Statement to be filed with the Commission not later than 120 days after the close of the fiscal year ended December 31, 1996, under the headings "Compensation of Directors and Executive Officers", "Security Ownership of Certain Beneficial Owners and Management" and "Certain Transactions".

                                   PART IV

                                                                                              Page
Item 14.     EXHIBITS, FINANCIAL STATEMENT
             SCHEDULES AND REPORTS ON FORM 8-K
(a) (1)      Financial Statements
             Report of Independent Auditors                                                    15
             Maritrans Inc. Consolidated Balance Sheets at December 31, 1996, and 1995.        16
             Maritrans Inc. Consolidated Statements of Income for the years ended              17
             December 31, 1996, 1995, and 1994.
             Maritrans Inc. Consolidated Statements of Cash Flows for the years ended          18
             December 31, 1996, 1995, and 1994.
             Maritrans Inc. Consolidated Statements of Stockholders' Equity for the years      19
             ended December 31, 1996, 1995 and 1994.
             Notes to the Consolidated Financial Statements.                                   20

    (2)      Financial Statement Schedules
             Schedule II Maritrans Inc. Valuation Account for the years ended December         33
                         31, 1996, 1995, and 1994.

             All other schedules called for under Regulation S-X are not submitted because they are not applicable, not required, or because the required information is not material, or is included in the financial statements or notes thereto.

(b)          Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended December 31, 1996.



(c) Exhibits

                                             Exhibit Index                                                 Page
                                             -------------                                                 ----
3.1#           Certificate of Incorporation of the Registrant, as amended.
3.2#           By Laws of the Registrant.
4.1            Certain instruments with respect to long-term debt of the Registrant or Maritrans
               Operating Partners L.P. or Maritrans Barge Company which relate to debt that does not exceed 10 percent of the total assets of the Registrant are omitted pursuant to Item
               601(b) (4) (iii) (A) of Regulation S-K. Maritrans hereby agrees to furnish supplementally to the Securities and Exchange Commission a copy of each such instrument upon request.
10.1*          Amended and Restated Agreement of Limited Partnership of Maritrans Operating Partners
               L.P., dated as of April 14, 1987 (Exhibit 3.2).
10.2+          Certificate of Limited Partnership of Maritrans Operating Partners L.P., dated
               January 29, 1987 (Exhibit 3.4).
10.3*          Form of Maritrans Capital Corporation Note Purchase Agreement, dated as of March 15,
               1987 (Exhibit 10.6).
10.3(a)*       Indenture of Trust and Security Agreement, dated as of March 15, 1987 from
               Maritrans Operating Partners L.P. and Maritrans Capital Corporation to The Wilmington
               Trust Company (Exhibit 10.6(a)).
10.3(b)*       Form of First Preferred Ship Mortgage, dated April 14, 1987 from Maritrans
               Operating Partners L.P., mortgagor, to The Wilmington Trust Company, mortgagee
               (Exhibit 10.6(b)).
10.3(c)*       Guaranty Agreement by Maritrans Operating Partners L.P. regarding $35,000,000 Series A
               Notes Due April 1, 1997 and $80,000,000 Series B Notes Due April 1, 2007 of Maritrans
               Capital Corporation (Exhibit 10.6(c)).
10.3(d)        Second Supplemental Indenture of Trust and Security Agreement, dated as of
               April 1, 1996 from Maritrans Operating Partners L.P. and Maritrans Capital Corporation
               to Wilmington Trust Company, as Trustee.
10.3(e)        Supplement To First Preferred Ship Mortgages, dated May 8, 1996 from Maritrans
               Operating Partners L.P., Mortgagor, to Wilmington Trust Company, as Trustee,
               Mortgagee.
               Executive Compensation Plans and Arrangements
10.4           Severance and Non-Competition Agreement, dated April 4, 1996 between Maritrans General
               Partner Inc. and John C. Newcomb.
10.5           Severance and Non-Competition Agreement, dated March 4, 1997 between Maritrans General
               Partner Inc. and John J. Burns.
10.6^          Employment Agreement, dated October 5, 1993 between Maritrans General Partner Inc. and
               Stephen A. Van Dyck.
10.7           Severance and Non-Competition Agreement, dated March 5, 1997 between Maritrans General
               Partner Inc. and Steven E. Welch.
10.8           Severance and Non-Competition Agreement, dated April 4, 1996 between Maritrans Inc.
               and Thomas C. Deas, Jr.
10.9=          Severance and Non-Competition Agreement, dated June 1, 1995 between Maritrans General
               Partner Inc. and Janice M. Smallacombe.


                                             Exhibit Index                                                 Page
                                             -------------                                                 ----
10.10=         Severance and Non-Competition Agreement, dated June 1, 1995 between Maritrans General
               Partner Inc. and Francis D. Bailey.
10.11=         Severance and Non-Competition Agreement, dated June 1, 1995 between Maritrans General
               Partner Inc. and Richard T. McCreary.
10.12          Separation Agreement and General Release, dated January 20, 1997 between Maritrans
               General Partner Inc. and Francis D. Bailey.
10.13^         Profit Sharing and Savings Plan of Maritrans Inc. as amended and restated effective
               November 1, 1993.
10.14@         Executive Award Plan of Maritrans GP Inc. (Exhibit 10.31).
10.15@         Excess Benefit Plan of Maritrans GP Inc. as amended and restated effective January 1,
               1988 (Exhibit 10.32).
10.16@         Retirement Plan of Maritrans GP Inc. as amended and restated effective January 1, 1989
               (Exhibit 10.33).
10.17^         Performance Unit Plan of Maritrans Inc. effective April 1, 1993.
10.18&         Executive Compensation Plan as amended and restated effective January 27, 1994.
11.1           Computation of Earnings Per Share.
21.1           Subsidiaries of Maritrans Inc.
27             Financial Data Schedule


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

= Incorporated by reference herein to the Exhibit of the same number filed with Maritrans Inc. Form 10-K Annual Report, dated March 29, 1996 for the fiscal year ended December 31, 1995.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          MARITRANS INC.
                                          (Registrant)



  By: /s/ Stephen A. Van Dyck                          Dated: March 28, 1997
    ---------------------------------
    Stephen A. Van Dyck
    Chairman of the Board

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 By: /s/ Stephen A. Van Dyck                   Chairman of the Board            Dated: March 28, 1997
  ------------------------------               and Chief Executive Officer
         Stephen A. Van Dyck                   (Principal Executive Officer)


By:                                            Director                         Dated: March __, 1997
  ------------------------------
        Dr. Robert E. Boni


By: /s/ Dr. Craig E. Dorman                    Director                         Dated: March 28, 1997
  ------------------------------
        Dr. Craig E. Dorman


By: /s/ Robert J. Lichtenstein                 Director                         Dated: March 28, 1997
  ------------------------------
        Robert J. Lichtenstein


By:                                            Director                         Dated: March __, 1997
  ------------------------------
        Eric Schless


By: /s/  Walter T. Bromfield                  Controller                        Dated: March 28, 1997
  ------------------------------              (Principal Financial Officer,
         Walter T. Bromfield                  Principal Accounting Officer)


                                MARITRANS INC.
                       SCHEDULE II -- VALUATION ACCOUNT

                                    ($000)

                                                    CHARGED
                                     BALANCE AT    TO COSTS                    BALANCE
                                     BEGINNING        AND                        AT END
           DESCRIPTION               OF PERIOD     EXPENSES      DEDUCTIONS     OF PERIOD
           -----------               ---------     --------      ----------     ---------
JANUARY 1 TO DECEMBER 31, 1994
Allowance for doubtful accounts        $605          $123         $275(a)         $453
                                       ====          ====         =======         ====
JANUARY 1 TO DECEMBER 31, 1995
Allowance for doubtful accounts        $453          $ 31         $ 27(a)         $457
                                       ====          ====         =======         ====
JANUARY 1 TO DECEMBER 31, 1996
Allowance for doubtful accounts        $457          $403         $   --          $860
                                       ====          ====         =======         ====


------
(a) Deductions are a result of write-offs of uncollectible accounts receivable for which allowances were previously provided.