Form 10-Q
period 1997-03-31
MARITRANS INC /DE/
filed 1997-05-14
CIK 810113

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

(Mark One)

__X__    Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 1997
                               --------------
                                  or

_____    Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the Transition Period from ____________ to __________________

Commission File Number  1-9063
                        ------


                                 MARITRANS INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                             51-0343903
-------------------------------                          -------------------
(State or other jurisdiction of                          (Identification No.
incorporation or organization)                             I.R.S. Employer)


     ONE LOGAN SQUARE, 26TH FLOOR
      PHILADELPHIA, PENNSYLVANIA                               19103
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including
area code                                                   (215) 864-1200
                                                            --------------

                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

                             Yes __X__     No _____

            Common Stock outstanding as of March 31, 1997: 11,947,448
                                           --------------  ----------

                                 MARITRANS INC.
                                      INDEX




PART I.   FINANCIAL INFORMATION                                     PAGE NUMBER
-------   ---------------------                                     -----------


ITEM 1.   Financial Statements


          Condensed Consolidated Balance Sheets..............................1


          Consolidated Statements of Income..................................2


          Condensed Consolidated Statements of Cash Flows....................3


          Notes to Condensed Consolidated Financial Statements...............4


ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations......................5


PART II.  OTHER INFORMATION
--------  -----------------


ITEM 1.   Legal Proceedings.................................................10


ITEM 6.   Exhibits and Reports on Form 8-K..................................10


Signature ..................................................................11

                          PART I: FINANCIAL INFORMATION

                                 MARITRANS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ($000)

                                            MARCH 31, 1997    DECEMBER 31, 1996
                                            --------------    -----------------
                                              (unaudited)
ASSETS
------

Current assets:
    Cash and cash equivalents                  $ 48,251          $ 33,174
    Trade accounts receivable                    13,615            16,730
    Other accounts receivable                     4,885             4,523
    Inventories                                   4,280             5,823
    Deferred income tax benefit                   3,734             2,234
    Prepaid expenses                              1,715             3,014
                                               --------          --------
         Total current assets                    76,480            65,498

Vessels, terminals and equipment                279,181           280,231
    Less accumulated depreciation               121,483           117,741
                                               --------          --------
         Net vessels, terminals and
           equipment                            157,698           162,490

Other                                             6,957             7,233
                                               --------          --------

         Total assets                          $241,135          $235,221
                                               ========          ========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Debt due within one year                   $ 15,324          $ 10,213
    Trade accounts payable                        2,240             3,016
    Accrued interest                              3,562             1,748
    Accrued shipyard costs                        6,650             5,774
    Accrued wages and benefits                    3,449             3,656
    Other accrued liabilities                     9,964             9,128
                                               --------          --------
         Total current liabilities               41,189            33,535

Long-term debt                                   73,588            79,123
Deferred shipyard costs                           9,974             8,661
Other liabilities                                 5,545             5,364
Deferred income taxes                            27,104            25,944

Stockholders' equity                             83,735            82,594
                                               --------          --------

    Total liabilities and stockholders'
         equity                                $241,135          $235,221
                                               ========          ========


                             See accompanying notes.

                                 MARITRANS INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (unaudited)

                        ($000, except per share amounts)





                                               JANUARY 1 TO    JANUARY 1 TO
                                              MARCH 31, 1997  MARCH 31, 1996
                                              --------------  --------------
Revenues                                         $31,812        $31,586

Costs and expenses:
    Operation expense                             16,152         16,848
    Maintenance expense                            4,365          5,119
    General and administrative                     2,150          2,385
    Depreciation and amortization                  3,973          4,209
                                                 -------        -------

    Total operating expenses                      26,640         28,561
                                                 -------        -------

Operating income                                   5,172          3,025

Interest expense, net                             (2,133)        (2,536)
Other income, net                                     11            598
                                                 -------        -------

Income before income taxes                         3,050          1,087

Income tax provision                               1,159            378
                                                 -------        -------

Net income                                       $ 1,891        $   709
                                                 =======        =======


Earnings per common share                        $  0.16        $  0.06


Average common shares outstanding             11,921,475     11,682,888
                                              ==========     ==========


                             See accompanying notes

                                 MARITRANS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) In Cash And Cash Equivalents
                                   (unaudited)
                                     ($000)

                                                JANUARY 1 TO     JANUARY 1 TO
                                               MARCH 31, 1997   MARCH 31, 1996
                                               --------------   --------------
Cash flows from operating activities:
    Net income                                     $  1,891       $    709

    Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
         Depreciation and amortization                3,973          4,209
         Deferred income tax provision                 (340)          (163)
         Stock compensation                             103           --
         Changes in receivables, inventories
          and prepaid expenses                        5,595          6,272
         Changes in current liabilities
          other than debt                             2,543           (846)
         Non-current changes, net                     1,673          1,417
         (Gain)/loss on sale of equipment               514           --
                                                   --------       --------

    Total adjustments to net income                  14,061         10,889
                                                   --------       --------

    Net cash provided by (used in) operating
     activities                                      15,952         11,598

Cash flows from investing activities:
    Net change in investments held-to-maturity         --           (1,253)
    Purchase of vessels, terminals and equipment     (1,230)        (1,608)
    Cash proceeds from sale of equipment              1,632           --
                                                   --------       --------

         Net cash provided by (used in)
          investing activities                          402         (2,861)
                                                   --------       --------

Cash flows from financing activities:

    Proceeds from stock option exercises                 45           --
    Dividends declared and paid                        (898)          (584)
    Payment of long-term debt                          (424)          (414)
                                                   --------       --------

         Net cash provided by (used in)
          financing activities                       (1,277)          (998)
                                                   --------       --------

Net increase in cash and cash equivalents            15,077          7,739
Cash and cash equivalents at beginning of
 period                                              33,174         31,033
                                                   --------       --------
Cash and cash equivalents at end of period         $ 48,251       $ 38,772
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

        In the opinion of management, the accompanying condensed consolidated financial statements of Maritrans Inc., which are unaudited (except for the Condensed Consolidated Balance Sheet as of December 31, 1996, which is derived from audited financial statements), include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial statements of the consolidated entities.

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        Pursuant to the rules and regulations of the Securities and Exchange Commission, the unaudited condensed consolidated financial statements do not include all of the information and notes normally included with annual financial statements prepared in accordance with generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with the consolidated historical financial statements and notes thereto included in the Company's
        Form 10-K for the period ended December 31, 1996.

2.      Earnings per Share
        ------------------

        The potential effect of outstanding stock options on earnings per common share is not dilutive.

        In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 is not expected to be material.

3.      Income Taxes
        ------------

        The Company's effective tax rate differs from the federal statutory rate due primarily to state income taxes.




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------

         This report contains, in addition to historical information, statements by the Company with regard to its expectations as to financial results and other aspects of its business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements regarding the Company's liquidity and capital resources, expected dividends, and expected capital expenditures. Such statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the statements. Factors that may cause such a difference include, but are not limited to, the continuation of federal law restricting United States point-to-point maritime shipping to U.S. vessels (the Jones Act), domestic oil consumption - particularly in Florida and the northeastern U.S., environmental laws and regulations, oil companies' operating and sourcing decisions, competition, labor and training costs, liability insurance costs, and those described under "Item 1. BUSINESS" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


         Liquidity and Capital Resources
         -------------------------------

         For the quarter ended March 31, 1997, funds provided by operating activities were sufficient to fully meet debt service obligations and loan agreement restrictions, and fund investment activities. In addition, the Company paid a dividend of $.075 per share during the quarter.

         Management believes that in 1997 funds provided by operating activities, augmented by financing and investing transactions, will be sufficient to provide the funds necessary for operations, anticipated capital expenditures, lease payments, required debt repayments, and anticipated common stock repurchases. Dividends are expected to be paid quarterly during 1997.

         On May 7, 1997 the Company authorized a one year extension to its stock buy-back program which was originally announced in May 1995. Under the program the Company is authorized to purchase up to a total of 1.8 million shares depending on market conditions, and has acquired approximately 880,000 shares to date. The Company has financed and expects that additional share purchases, if made, would be financed with internally generated funds.

         Barring changes in its current plans, management believes capital expenditures in 1997 for improvements to its current fleet of vessels and existing marine terminals will be approximately $3 million to $4 million compared to $3 million in 1996. However, the Company will continue to evaluate potential investments consistent with its long-term strategic interests, and the potential sources of funds for those potential investments.

         Liquidity and Capital Indicators
         --------------------------------

         As of March 31, 1997:

         Ratio of current assets to current liabilities                 1.86:1
         Working capital (in thousands)                                $35,291
         Ratio of total debt to the sum of total debt
          and stockholders' equity                                         .52

         Working Capital Position
         ------------------------

         Working capital increased approximately $3.3 million from December 31, 1996 to March 31, 1997. This increase was due to cash generated by operating activities, equipment sales, and an increase in the current portion of deferred income tax benefit, offset by the purchase of marine vessels and equipment, dividend payments and the repayment of long-term debt. Current liabilities primarily increased due to an increase in debt due within one year and accrued interest. The current ratio of current assets to current liabilities decreased from 1.95:1 at December 31, 1996 to 1.86:1 at March 31, 1997.

         Debt Obligations and Borrowing Facility
         ---------------------------------------

         At March 31, 1997, the Company had $88.9 million in total outstanding debt, secured by mortgages on substantially all of the fixed assets of the subsidiaries of the Company. The current portion of this debt at March 31, 1997 is $15.3 million. On April 1, 1997, the Company made a scheduled repayment of principal of $8.5 million. The Company has a $10 million working capital facility, secured by its receivables and inventories. There were no borrowings against this facility during the three months ended March 31, 1997.

         RESULTS OF OPERATIONS
         ---------------------
         Three Month Comparison
         ----------------------
         Revenues
         --------

         Revenues of $31.8 million for the three months ended March 31, 1997, increased by $0.2 million, or 0.6%, from revenues of $31.6 million for the three months ended March 31, 1996. Barrels of cargo transported of
         56.1 million for the three months ended March 31, 1997, increased 1.1 million from 55.0 million for the three months ended March 31, 1996. Although owned vessel capacity declined between the comparable periods, the small increases in barrels transported and in revenue resulted primarily from fleet redeployments made in response to shifting market conditions, particularly the closing of a portion of Delaware Valley refining capacity in the first quarter of 1996. Revenue from sources other than marine transportation decreased from 3.6% of total revenue, for the three months ended March 31, 1996 to 2.8% for the three months ended March 31, 1997.

         Results
         -------

         Operating expenses of $26.6 million for the three months ended March 31, 1997, decreased by $2.0 million, or 7.0%, from operating expenses of $28.6 million for the three months ended March 31, 1996. The decrease in operating expenses resulted primarily from reductions in owned capacity which Maritrans considered excess to its long-term business needs due to its sizes and operating characteristics, thereby reducing all major categories of operating expenses.

         For the three months ended March 31, 1997, other income, which is primarily interest income, was almost entirely offset by a loss on the sale of the Company's Baltimore terminal. March 31, 1996, other income of $0.6 million is primarily interest income.

         Net income of $1.9 million for the three months ended March 31, 1997, is $1.2 million greater than the net income of $0.7 million for the three months ended March 31, 1996. This is due primarily to the decline in operating expenses.

                           Part II: OTHER INFORMATION

ITEM 1.         Legal Proceedings
                -----------------
                None.

ITEM 6.         Exhibits and Reports on Form 8-K
                --------------------------------
(a)             Exhibits
                No. 11 - Computation of Earnings Per Common Share.

(b)             Reports on Form 8-K
                (1) No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 MARITRANS INC.
                                  (Registrant)






By:        /s/ Walter T. Bromfield
           -------------------------------------   Dated: May 14, 1997
               Walter T. Bromfield
                    Controller
     (Principal Financial and Accounting Officer)