Form 10-Q
period 1997-06-30
MARITRANS INC /DE/
filed 1997-08-13
CIK 810113

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

(Mark One)

  X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
----   Exchange Act of 1934

For the Quarterly Period ended June 30, 1997
                              ---------------

                                       or

       Transition Report Pursuant to Section 13 or 15(d) of the Securities
----   Exchange Act of 1934

For the Transition Period from                to
                              ----------------  -----------------

Commission File Number  1-9063
                      ----------

                                 MARITRANS INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


DELAWARE                                                   51-0343903
-------------------------------                        -------------------
(State or other jurisdiction of                        (Identification No.
incorporation or organization)                           I.R.S. Employer)


ONE LOGAN SQUARE, 26TH FLOOR
PHILADELPHIA, PENNSYLVANIA                                   19103
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including
area code                                                (215) 864-1200
                                                         ---------------


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

                               Yes    X     No
                                   -------     ------


            Common Stock outstanding as of June 30, 1997: 11,970,616
                                                         ------------

                                 MARITRANS INC.
                                      INDEX




PART I.    FINANCIAL INFORMATION                                   PAGE NUMBER
-------    ---------------------                                   -----------

ITEM 1.    Financial Statements


           Condensed Consolidated Balance Sheets..........................1


           Consolidated Statements of Income..............................2


           Consolidated Statements of Cash Flows..........................4


           Notes to Condensed Consolidated Financial Statements...........5


ITEM 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations..................6


PART II.   OTHER INFORMATION
--------   -----------------

ITEM 1.    Legal Proceedings.............................................12

ITEM 4.    Submission of Matters to a Vote of Security Holders...........12

ITEM 5.    Other Information.............................................12

ITEM 6.    Exhibits and Reports on Form 8-K..............................13

Signature................................................................14

Exhibit Index............................................................15

                          PART I: FINANCIAL INFORMATION

                                 MARITRANS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ($000)


                                                             JUNE 30, 1997                DECEMBER 31, 1996
                                                             -------------                -----------------
                                                              (unaudited)
ASSETS
------

Current assets:
    Cash and cash equivalents                                  $ 42,493                       $ 33,174
    Trade accounts receivable                                    13,070                         16,730
    Other accounts receivable                                     3,952                          4,523
    Inventories                                                   3,936                          5,823
    Deferred income tax benefit                                   4,735                          2,234
    Prepaid expenses                                              4,077                          3,014
                                                               --------                       --------
         Total current assets                                    72,263                         65,498

Vessels, terminals and equipment                                278,495                        280,231
    Less accumulated depreciation                               124,172                        117,741
                                                               --------                       --------
         Net vessels, terminals and equipment                   154,323                        162,490

Other                                                             6,861                          7,233
                                                               --------                       --------

         Total assets                                          $233,447                       $235,221
                                                               ========                       ========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Debt due within one year                                   $ 14,535                       $ 10,213
    Trade accounts payable                                        2,053                          3,016
    Accrued interest                                              1,738                          1,748
    Accrued shipyard costs                                        6,679                          5,774
    Accrued wages and benefits                                    3,688                          3,656
    Other accrued liabilities                                     8,441                          9,128
                                                               --------                       --------
         Total current liabilities                               37,134                         33,535

Long-term debt                                                   65,450                         79,123
Deferred shipyard costs                                          10,019                          8,661
Other liabilities                                                 5,718                          5,364
Deferred income taxes                                            29,105                         25,944

Stockholders' equity                                             86,021                         82,594
                                                               --------                       --------

    Total liabilities and stockholders'
         equity                                                $233,447                       $235,221
                                                               ========                       ========

                             See accompanying notes.

                                 MARITRANS INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (unaudited)

                        ($000, except per share amounts)

                                                 APRIL 1 TO                  APRIL 1 TO
                                                JUNE 30, 1997              JUNE 30, 1996
                                                -------------              -------------
Revenues                                        $     31,472                $     30,959

Costs and expenses:
    Operation expense                                 16,287                      17,164
    Maintenance expense                                4,182                       5,134
    General and administrative                         2,033                       2,524
    Depreciation and amortization                      4,015                       4,136
                                                ------------                ------------

    Total operating expenses                          26,517                      28,958
                                                ------------                ------------

Operating income                                       4,955                       2,001

Interest expense, net                                 (1,863)                     (2,374)
Other income, net                                      1,909                         713
                                                ------------                ------------

Income before income taxes                             5,001                         340

Income tax provision                                   2,002                         125
                                                ------------                ------------

Net income                                      $      2,999                $        215
                                                ============                ============


Earnings per common share                       $       0.25                $       0.02


Average common shares outstanding                 11,922,381                  11,796,533
                                                ============                ============

                             See accompanying notes.

                                 MARITRANS INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (unaudited)

                        ($000, except per share amounts)




                                                JANUARY 1 TO               JANUARY 1 TO
                                                JUNE 30, 1997              JUNE 30, 1996
                                                -------------              -------------
Revenues                                        $     63,284                $     62,545

Costs and expenses:
    Operation expense                                 32,439                      34,012
    Maintenance expense                                8,547                      10,253
    General and administrative                         4,183                       4,909
    Depreciation and amortization                      7,988                       8,345
                                                ------------                ------------

    Total operating expenses                          53,157                      57,519
                                                ------------                ------------

Operating income                                      10,127                       5,026

Interest expense, net                                 (3,996)                     (4,910)
Other income, net                                      1,920                       1,311
                                                ------------                ------------

Income before income taxes                             8,051                       1,427

Income tax provision                                   3,161                         503
                                                ------------                ------------

Net income                                      $      4,890                $        924
                                                ============                ============



Earnings per common share                       $       0.41                $       0.08


Average common shares outstanding                 11,921,993                  11,711,331
                                                ============                ============

                             See accompanying notes.

                                 MARITRANS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (unaudited)
                                     ($000)

                                                             JANUARY 1 TO           JANUARY 1 TO
                                                             JUNE 30, 1997          JUNE 30, 1996
                                                             -------------          -------------
Cash flows from operating activities:
    Net income                                                 $  4,890                $    924

    Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
         Depreciation and amortization                            7,988                   8,345
         Deferred income tax provision                              660                     (51)
         Stock compensation                                         206                      --
         Changes in receivables, inventories
          and prepaid expenses                                    5,055                   3,452
         Changes in current liabilities
          other than debt                                          (723)                 (2,040)
         Non-current changes, net                                 1,890                   1,550
         (Gain)/loss on sale of equipment                          (835)                     52
                                                               --------                --------

    Total adjustments to net income                              14,241                  11,308
                                                               --------                --------

         Net cash provided by (used in)
          operating activities                                   19,131                  12,232

Cash flows from investing activities:
    Net change in investments held-to-maturity                       --                  (3,448)
    Purchase of vessels, terminals and equipment                 (2,374)                 (2,156)
    Cash proceeds from sale of equipment                          3,582                     101
                                                               --------                --------

         Net cash provided by (used in)
          investing activities                                    1,208                  (5,503)
                                                               --------                --------

Cash flows from financing activities:
    Proceeds from stock option exercises                            127                      --
    Dividends declared and paid                                  (1,796)                 (1,462)
    Payment of long-term debt                                    (9,351)                 (7,831)
                                                               --------                --------

         Net cash provided by (used in)
          financing activities                                  (11,020)                 (9,293)
                                                               --------                --------

Net increase (decrease)
 in cash and cash equivalents                                     9,319                  (2,564)
Cash and cash equivalents at beginning of
 period                                                          33,174                  31,033
                                                               --------                --------

Cash and cash equivalents at end of period                     $ 42,493                $ 28,469
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

        In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 is not expected to be material.

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

        Liquidity and Capital Resources
        -------------------------------
        For the six months ended June 30, 1997, funds provided by operating activities were sufficient to fully meet debt service obligations and loan agreement restrictions, and fund investment activities. In addition, the Company paid quarterly dividends of $ 0.075 per share, totalling dividends of $0.15 per share during the six months ended June 30, 1997.

        Management believes that in 1997 funds provided by operating activities, augmented by financing and investing transactions, will be sufficient to provide the funds necessary for operations, anticipated capital expenditures, lease payments, required debt repayments and anticipated common stock repurchases. Dividends are expected to be paid quarterly during the remainder of 1997.

        On July 25, 1997 Maritrans announced plans to acquire certain marine assets from subsidiaries of Sun Company, Inc. (Sun) for approximately $30 million. In the transaction Maritrans will purchase two petroleum tankers and two tug and barge units. One tanker and the two tug and barge units will remain in Sun's service for at least the first year after closing, and the remaining tanker is expected to remain on charter to the Military Sealift Command. Maritrans expects to fund this acquisition with a combination of its cash and mortgage financing. The Company expects to finalize the transaction in the third and fourth quarters of 1997.

        Additionally, management believes capital expenditures in 1997 for improvements to its existing fleet of vessels and marine terminals will be approximately $3 million compared to $3 million in 1996. However, the Company will continue to evaluate additional potential investments consistent with its long-term strategic interests, and the potential sources of funds for those potential investments.

        Liquidity and Capital Indicators
        --------------------------------
        As of June 30, 1997:
        Ratio of current assets to current liabilities           1.95:1
        Working capital (in thousands)                          $35,129
        Ratio of total debt to the sum of total debt
          and stockholders' equity                                  .48

        Working Capital Position
        ------------------------
        Working capital increased by $3.2 million from December 31, 1996 to June 30, 1997. This increase was due to cash generated by operating activities, equipment sales, and an increase in the current portion of deferred income tax benefit, offset by the purchase of marine vessels and equipment, dividend payments and the repayment of long-term debt. Current liabilities primarily increased due to an increase in debt due within one year and accrued shipyard costs. The current ratio of current assets to current liabilities of 1.95:1 was the same at December 31, 1996 and June 30, 1997.

        Debt Obligations and Borrowing Facility
        ---------------------------------------
        At June 30, 1997, the Company had $80.0 million in total outstanding debt, secured by mortgages on substantially all of the fixed assets of the subsidiaries of the Company. The current portion of this debt at June 30, 1997 is $14.5 million. The Company has a $10 million working capital facility, secured by its receivables and inventories. There were no borrowings against this facility for the six months ended June 30, 1997.

        RESULTS OF OPERATIONS
        ---------------------
        Three Month Comparison
        ----------------------
        Revenues
        --------
        Revenues of $31.5 million for the three months ended June 30, 1997, increased by $0.5 million, or 1.6%, from revenues of $31.0 million for the three months ended June 30, 1996. Barrels of cargo transported increased by 6 million, from 53 million for the three months ended June 30, 1996 to 59 million for the three months ended June 30, 1997. While owned vessel capacity declined between the comparable periods, total barrels increased primarily due to additional barrels being transported in Maritrans' shorter-haul trades, particularly lightering, lowering the computed average revenue per barrel. Revenue from sources other than marine transportation decreased from 3.5% of total revenue, for the three months ended June 30, 1996 to 3.4% for the three months ended June 30, 1997.

        Results
        -------
        Operating expenses of $26.5 million for the three months ended June 30, 1997, decreased by $2.5 million, or 8.6%, from operating expenses of $29.0 million for the three months ended June 30, 1996. The decrease in operating expenses resulted primarily from reductions in owned capacity which Maritrans considered excess to its long-term needs (due to the equipment's size and operating characteristics). Additionally, lower general administrative expenses resulted from a decrease in professional fees related to consulting for new business opportunities that had been incurred in the comparable period in 1996.

        Other income in the three months ended June 30, 1997 increased $1.2 million from other income for the three months ended June 30, 1996 due primarily to gains on the sale of fixed assets.

        Net income of $3.0 million for the quarter ended June 30, 1997 increased by $2.8 million from $0.2 million for the quarter ended June 30, 1996 as the result of the aforementioned decrease in operating expenses, increase in other revenue and increase in revenue.

        Six Month Comparison
        --------------------
        Revenues
        --------
        Revenues of $63.3 million for the six months ended June 30, 1997 increased $0.8 million, or 1.3% from revenues of $62.5 million for the six months ended June 30, 1996. Barrels of cargo transported increased by 7 million, from 108 million at June 30, 1996 to 115 million at June 30, 1997. As noted in the three month comparison, most of the revenue and volume increase occurred in the second quarter, resulting from additional barrels transported in the Company's shorter-haul trades, particularly lightering, which lowers the computed average revenue per barrel. Revenue from sources other than marine transportation decreased from 3.5% of total revenue, for the six months ended June 30, 1996, to 3.1% for the six months ended June 30, 1997.

        Results
        -------
        Operating expenses of $53.2 million for the six months ended June 30, 1997 decreased by $4.3 million, or 7.5% from operating expenses of $57.5 million for the six months ended June 30, 1996. Consistent with the explanation for the three month period discussed above, this decrease is primarily due to the aforementioned decreases in owned capacity which Maritrans considered excess to its long-term business needs. Additionally, lower general and administrative expenses resulted from a decrease in professional fees related to consulting for new business opportunities that had been incurred in the comparable period in 1996, particularly in the second quarter of 1996.

        Other income for the six months ended June 30, 1997 of $1.9 million increased $0.6 million from $1.3 million for the six months ended June 30, 1996 primarily from net gains on the sale of fixed assets.

        Net income of $4.9 million for the six months ended June 30, 1997, increased $4.0 million from $0.9 million for the six months ended June 30, 1996. The increase is the result of a decrease in operating expenses, increase in other income and the increase in revenue.

        Competitive pressures in the markets served by Maritrans will continue to be intense, and management believes that margins in the second half of the year may not equal those earned in the first six months of 1997.

                           Part II: OTHER INFORMATION

ITEM 1.         Legal Proceedings
                -----------------
                None.

ITEM 4.         Submission of Matters to a Vote of Security Holders
                ---------------------------------------------------

                The Company held its Annual Meeting of Stockholders of the Registrant on May 7, 1997 to vote upon the election of two directors, Mr. Stephen Van Dyck and Dr. Robert E. Boni, to serve for three year terms. At the time of the meeting, 11,971,881 shares of Common Stock were issued and outstanding and entitled to vote on the aforementioned matter. At the meeting, 10,058,117 shares voted in favor of the election of Mr. Van Dyck, and 668,027 shares abstained (including broker non-votes) and 10,058,131 shares voted in favor of the election of Dr. Boni, and 668,013 shares abstained (including broker non-votes). Messrs. Lichtenstein, Dorman and Schless will continue to serve their unexpired terms as directors of the Company.

                Also at this meeting, the stockholders voted on an amendment to the Company's Equity Compensation Plan. At the meeting, 8,584,989 shares voted in favor of the amendment, 2,040,101 against the amendment, and 101,054 abstained.

ITEM 5.         Other Information
                -----------------
                On July 25, 1997 Maritrans announced plans to acquire certain marine assets from subsidiaries of Sun Company, Inc. (Sun) for approximately $30 million. In the transaction Maritrans will purchase two petroleum tankers and two tug and barge units. One tanker and the two tug and barge units will remain in Sun's service for at least the first year after closing, and the remaining tanker is expected to remain on charter to the Military Sealift Command. The Company expects to finalize the transaction in the third and fourth quarters of 1997.

ITEM 6.         Exhibits and Reports on Form 8-K
                --------------------------------
(a)             Exhibits
                No. 11 - Computation of Earnings Per Common Share. No. 27 - Financial Data Schedule.
                No. 99 - Press Release dated July 25, 1997.

(b)             Reports on Form 8-K
                (1) No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 MARITRANS INC.
                                  (Registrant)




By:  /s/ H. William Brown                        Dated:  August 8, 1997
   ------------------------------
         H. William Brown
     Chief Financial Officer
   (Principal Financial Officer)







By: /s/ Walter T. Bromfield                      Dated:  August 8, 1997
   -------------------------------
        Walter T. Bromfield
           Controller
   (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit                                                    Page Number
-------                                                    -----------

11        Computation of Earnings Per Common Share            16

27        Financial Data Schedule                             --

99        Press Release dated July 25, 1997                   18