Form 10-Q
period 1997-09-30
MARITRANS INC /DE/
filed 1997-11-12
CIK 810113

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

(Mark One)

_X_ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30,1997
                               -----------------

                                       or

___      Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the Transition Period from ______________ to _______________

Commission File Number  1-9063


                                 MARITRANS INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


DELAWARE                                                         51-0343903
--------                                                    --------------------
(State or other jurisdiction of                              (Identification No.
incorporation or organization)                                 I.R.S. Employer)


ONE LOGAN SQUARE, 26TH FLOOR
 PHILADELPHIA, PENNSYLVANIA                                         19103
----------------------------                                --------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including
area code                                                      (215) 864-1200
                                                            --------------------

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

                                 Yes _X_   No ___

          Common Stock outstanding as of September 30, 1997: 12,037,562

                                 MARITRANS INC.
                                      INDEX




PART I.     FINANCIAL INFORMATION                                    PAGE NUMBER
-------     ---------------------

ITEM 1.     Financial Statements


            Condensed Consolidated Balance Sheets...........................1


            Consolidated Statements of Income...............................2


            Consolidated Statements of Cash Flows...........................4


            Notes to Condensed Consolidated Financial Statements............5


ITEM 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations...................7


PART II.    OTHER INFORMATION
--------    -----------------

ITEM 1.     Legal Proceedings..............................................14

ITEM 6.     Exhibits and Reports on Form 8-K...............................14
Signature..................................................................15

Exhibit Index..............................................................16

                          PART I: FINANCIAL INFORMATION

                                 MARITRANS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                     ($000)


                                                 SEPTEMBER 30,      DECEMBER 31,
                                                     1997               1996
                                                 -------------      ------------
ASSETS
------
Current assets:
    Cash and cash equivalents                      $ 39,795          $ 33,174
    Trade accounts receivable                        14,470            16,730
    Other accounts receivable                         3,656             4,523
    Inventories                                       3,970             5,823
    Deferred income tax benefit                       2,234             2,234
    Prepaid expenses                                  3,927             3,014
                                                    -------           -------
         Total current assets                        68,052            65,498

Vessels, terminals and equipment                    288,266           280,231
    Less accumulated depreciation                   127,488           117,741
                                                    -------           -------
         Net vessels, terminals and equipment       160,778           162,490

Other                                                 6,926             7,233
                                                    -------           -------

         Total assets                              $235,756          $235,221
                                                    =======           =======


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Debt due within one year                       $ 14,247          $ 10,213
    Trade accounts payable                            1,236             3,016
    Accrued interest                                  3,153             1,748
    Accrued shipyard costs                            6,481             5,774
    Accrued wages and benefits                        4,890             3,656
    Other accrued liabilities                        10,566             9,128
                                                   --------           -------
         Total current liabilities                   40,573            33,535

Long-term debt                                       65,309            79,123
Deferred shipyard costs                               9,721             8,661
Other liabilities                                     5,152             5,364
Deferred income taxes                                25,944            25,944

Stockholders' equity                                 89,057            82,594
                                                    -------           -------

    Total liabilities and stockholders'
         equity                                    $235,756          $235,221
                                                    =======           =======


                             See accompanying notes.

                                 MARITRANS INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (unaudited)

                        ($000, except per share amounts)





                                              JULY 1 TO             JULY 1 TO
                                            SEPT. 30, 1997       SEPT. 30, 1996
                                            --------------       ---------------

Revenues                                     $ 33,548                $ 31,831

Costs and expenses:
    Operation expense                          16,547                  16,336
    Maintenance expense                         4,797                   4,874
    General and administrative                  2,102                   2,202
    Depreciation and amortization               4,016                   4,093
                                              -------                 -------

    Total operating expenses                   27,462                  27,505
                                              -------                 -------

Operating income                                6,086                   4,326

Interest expense, net                          (1,727)                 (2,371)
Other income, net                               1,775                     548
                                              -------                 -------

Income before income taxes                      6,134                   2,503

Income tax provision                            2,229                     992
                                              -------                 -------

Net income                                   $  3,905              $    1,511
                                              =======               =========


Earnings per common share                    $   0.32                $   0.13


Average common shares outstanding          12,224,289              11,909,921
                                           ==========              ==========








                             See accompanying notes.

                                 MARITRANS INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (unaudited)

                        ($000, except per share amounts)





                                              JANUARY 1 TO         JANUARY 1 TO
                                             SEPT. 30, 1997       SEPT. 30, 1996
                                             --------------       --------------

Revenues                                      $ 96,832                $ 94,376

Costs and expenses:
    Operation expense                           48,986                  50,348
    Maintenance expense                         13,344                  15,127
    General and administrative                   6,285                   7,111
    Depreciation and amortization               12,004                  12,438
                                              --------                --------

    Total operating expenses                    80,619                  85,024
                                               -------                 -------

Operating income                                16,213                   9,352

Interest expense, net                           (5,723)                 (7,281)
Other income, net                                3,695                   1,859
                                               -------                 -------

Income before income taxes                      14,185                   3,930

Income tax provision                             5,390                   1,495
                                               -------               ---------

Net income                                    $  8,795              $    2,435
                                               =======               =========



Earnings per common share                     $   0.72                $   0.21


Average common shares outstanding           12,172,404              11,768,589
                                            ==========              ==========


                             See accompanying notes.

                                 MARITRANS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (unaudited)
                                     ($000)

                                                    JANUARY 1 TO           JANUARY 1 TO
                                                   SEPT. 30, 1997         SEPT. 30, 1996
                                                   --------------         -------------
Cash flows from operating activities:
    Net income                                      $  8,795                 2,435

    Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
         Depreciation and amortization                12,004                12,438
         Deferred income tax provision                     -                   682
         Stock compensation                              301                     -
         Changes in receivables, inventories
          and prepaid expenses                         4,067                   (12)
         Changes in current liabilities
          other than debt                              3,004                (1,292)
         Non-current changes, net                        865                   (54)
         (Gain)/loss on sale of equipment             (2,028)                   52
                                                     -------               -------

    Total adjustments to net income                   18,213                11,814
                                                     -------               -------

         Net cash provided by (used in)
          operating activities                        27,008                14,249

Cash flows from investing activities:
    Net change in investments held-to-maturity             -                (2,325)
    Purchase of vessels, terminals and equipment     (13,022)               (2,868)
    Cash proceeds from sale of equipment               5,048                   101
                                                     -------               -------

         Net cash provided by (used in)
          investing activities                        (7,974)               (5,092)
                                                     -------               -------

Cash flows from financing activities:
    Proceeds from stock option exercises                  66                   353
    Dividends declared and paid                       (2,699)               (2,359)
    Payment of long-term debt                         (9,780)               (8,250)
                                                     --------              --------

         Net cash provided by (used in)
          financing activities                       (12,413)              (10,256)
                                                     -------              --------

Net increase (decrease)
 in cash and cash equivalents                          6,621                (1,099)
Cash and cash equivalents at beginning of
 period                                               33,174                31,033
                                                     -------               -------

Cash and cash equivalents at end of period          $ 39,795              $ 29,934
                                                     =======               =======

                             See accompanying notes.

                                 MARITRANS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.      Basis of Presentation/Organization
        ----------------------------------
        Maritrans Inc. owns Maritrans Operating Partners L.P. ("the Operating Partnership"), Maritrans General Partner Inc., Maritrans Tankers Inc., Maritrans Management Services Inc., Maritrans Barge Co., Maritrans Holdings Inc. and other Maritrans entities (collectively, the "Company"). These subsidiaries, directly and indirectly, own and operate oil tankers, tugboats, and oceangoing petroleum tank barges principally used in the transportation of oil and related products, along the Gulf and Atlantic Coasts, and own and operate petroleum storage facilities on the Atlantic Coast.

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

2.      Earnings per Common Share
        -------------------------
        Earnings per common share is based on the weighted average number of shares of common stock, and common stock equivalents outstanding during the periods.

        In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which is required to be adopted by Maritrans on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 is not expected to be material.

3.      Income Taxes
        ------------
        The Company's effective tax rate differs from the federal statutory rate due primarily to state income taxes.

4.      Vessel Acquisitions
        -------------------
        On October 14, 1997 Maritrans completed the acquisition of six vessels from subsidiaries of Sun Company, Inc. ("Sun") for $30.9 million, $10.1 million of which had been expended by September 30, 1997, and is included in the Consolidated Statement of Cash Flows under Purchases of Vessels, Terminals and Equipment. Maritrans' acquisitions of the six vessels from Sun consisted of the following:

         -The MT New York Sun (renamed the Allegiance) that was on charter to the Military Sealift Command and will remain so in accordance with the terms of the charter.

         -The MT Philadelphia Sun (renamed the Perseverance) which had been utilized in Sun's service, and Maritrans and Sun have entered into agreements whereby Maritrans will charter the Perseverance to Sun for use in its lube oil trade.

         -The tug Puerto Rico Sun and the barge Borinquen Sun (renamed the

        Republic and the Maritrans 61, respectively), and the tug Seminole Sun and the barge Caribe Sun (renamed the Declaration and the Maritrans 75, respectively). Maritrans and Sun have entered into agreements whereby Maritrans will charter these vessels to Sun for use in Sun's Puerto Rico operations.

        On October 10, 1997, Maritrans and Chevron U.S.A. Inc. (Chevron) executed agreements for Maritrans' purchase of two Chevron petroleum tankers under certain conditions. The cost to Maritrans will be approximately $29.5 million. The Chevron vessels are 40,000 deadweight ton, double-hulled oil tankers that comply with all International Maritime Organization ("IMO") and Oil Pollution Act of 1990, ("OPA 90") design criteria for future trading. Maritrans expects to fund these acquisitions with a combination of its cash and the revolving credit agreement referred to above. The Company purchased the first vessel on November 7, 1997, for $13 million and expects to purchase the second vessel during 1998, if certain conditions are met. On November 6, 1997 Maritrans borrowed $12 million from its revolving credit agreement with Mellon Bank N.A. to complete the purchase of the first vessel.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS
                -----------------------------------------------------------
                This report contains, in addition to historical information, statements by the Company with regard to its expectations as to financial results and other aspects of its business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements regarding the Company's liquidity and capital resources, expected dividends, and expected capital expenditures. Such statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the statements. Factors that may cause such a difference include, but are not limited to, the continuation of federal law restricting United States point-to-point maritime shipping to U.S. vessels (the Jones Act), domestic oil consumption - particularly in Florida and the northeastern U.S., environmental laws and regulations, oil companies' operating and sourcing decisions, competition, labor and training costs, liability insurance costs, and those described under "Item 1. BUSINESS" in the Company's Annual Report on
                Form 10-K for the year ended December 31, 1996.

                Liquidity and Capital Resources
                -------------------------------
                For the nine months ended September 30, 1997, funds provided by operating activities were sufficient to fully meet debt service obligations and loan agreement restrictions, and fund investment activities. In addition, the Company paid a quarterly dividend of $0.075 per share, for a total of $0.225 per share during this period. On November 5, 1997, Maritrans announced that it had raised the dividend to $0.09 per share, payable on December 10, 1997, to shareholders of record on November 26, 1997.

                Management believes that in 1997 funds provided by operating activities, augmented by financing and investing transactions, will be sufficient to provide the funds necessary for operations, anticipated capital expenditures, lease payments, and required debt repayments.

                On October 14, 1997 Maritrans completed the acquisition of six vessels from subsidiaries of Sun Company, Inc. ("Sun") for $30.9 million, $10.1 million of which had been expended by September 30, 1997, and is included in the Consolidated Statement of Cash Flows under Purchases of Vessels, Terminals and Equipment. In the transaction Maritrans purchased two petroleum tankers and two tug and barge units. Maritrans funded this acquisition with existing cash and cash equivalents. On October 17, 1997, Maritrans entered into a revolving credit agreement with Mellon Bank, N.A., which is collateralized by mortgages on the two acquired tankers.

                On October 10, 1997, Maritrans and Chevron U.S.A. Inc. (Chevron) executed agreements for Maritrans' purchase of two Chevron petroleum tankers under certain conditions. The cost to Maritrans will be approximately $29.5 million. The Chevron vessels are 40,000 deadweight ton, double-hulled oil tankers that comply with all IMO and OPA '90 design criteria for future trading. Maritrans expects to fund these acquisitions with a combination of its cash and the revolving credit agreement referred to above. The Company purchased the first vessel on November 7, 1997, for $13 million and expects to purchase the second vessel during 1998, if certain conditions are met. On November 6, 1997 Maritrans borrowed $12 million from its revolving credit agreement with Mellon Bank, N.A. to complete the purchase of the first vessel.

                In addition to the vessel acquisitions previously mentioned, management believes capital expenditures in 1997 for improvements to its existing fleet of vessels and marine terminals will be approximately $4 million compared to $3 million in 1996. However, the Company will continue to evaluate additional potential investments consistent with its long-term strategic interests, and the potential sources of funds for those potential investments.

                Liquidity and Capital Indicators
                --------------------------------
                As of September 30, 1997:
                Ratio of current assets to current liabilities            1.68:1
                Working capital (in thousands)                           $27,479
                Ratio of total debt to the sum of total debt
                 and stockholders' equity                                    .47

                Working Capital Position
                ------------------------

                Working capital decreased by $4.5 million from December 31, 1996 to September 30, 1997. This decrease was due to the purchase of marine vessels and equipment, the repayment of long-term debt and dividend payments, offset by cash generated by operating activities, and equipment sales. Current liabilities increased primarily due to an increase in debt due within one year and other accrued liabilities. The ratio of current assets to current liabilities declined from 1.95:1 at December 31, 1996 to 1:68:1 at September 30, 1997.

                Debt Obligations and Borrowing Facility
                ---------------------------------------
                At September 30, 1997, the Company had $79.6 million in total outstanding debt, secured by mortgages on substantially all of the fixed assets of the subsidiaries of the Company. The current portion of this debt at September 30, 1997 is $14.3 million. The Company has a $10 million working capital facility, secured by its receivables and inventories. There were no borrowings against this facility for the nine months ended September 30, 1997.

                On October 17, 1997 Maritrans entered into a multi-year revolving credit agreement for amounts up to $33 million with Mellon Bank, N.A. This agreement is collateralized by mortgages on two tankers acquired from Sun. Maritrans borrowed $12 million under this facility on November 6, 1997.

                RESULTS OF OPERATIONS
                ---------------------
                Three Month Comparison
                ----------------------
                Revenues
                --------
                Revenues of $33.5 million for the three months ended September 30, 1997 increased by $1.7 million, or 5.3%, from revenues of $31.8 million for the three months ended September 30, 1996. Barrels of cargo transported of 62 million for the three months ended September 30, 1997, increased 9 million from 53 million for the three months ended September 30, 1996. Utilization, as measured by revenue days divided by available calendar days, of 84.7% for the three months ended September 30,1997, improved from 73.3% for the three months ended September 30, 1996. Increases in both utilization and total barrels transported for the period resulted primarily from increases in Maritrans' shorter-haul route business particularly in the transportation of refined petroleum products in the northeastern U.S. Revenue from sources other than marine transportation decreased from 3.9% of total revenue for the three months ended September 30, 1996 to 2.9% for the three months ended September 30, 1997.

                Results
                -------
                Operating expenses of $27.5 million for the three months ended September 30, 1997, were essentially unchanged from the three months ended September 30, 1996. This was due to the higher utilization at which the fleet was operating for the period, which offset the expense reduction gained from lower owned vessel capacity.

                Other income in the three months ended September 30, 1997 increased $1.2 million from other income for the three months ended September 30, 1996 due primarily to gains on the sale of excess vessels.

                Net income of $3.9 million for the quarter ended September 30, 1997 increased by $2.4 million from the $1.5 million for the quarter ended September 30, 1996. This is due to the increases in revenue and other income, as well as a reduction in interest expense resulting from lower levels of principal outstanding.

                Nine Month Comparison
                ---------------------
                Revenues
                --------
                Revenues of $96.8 million for the nine months ended September 30, 1997 increased by $2.4 million or 2.5% from revenues of $94.4 million for the nine months ended September 30, 1996. Barrels of cargo transported increased 16 million from 162 million at September 30, 1996 to 178 million at September 30, 1997. This increase in volumes is primarily attributable to the improvement in the shorter-haul route business. Also, volumes in the comparable prior period were negatively impacted by the extensive shutdowns of refinery capacity in the Philadelphia area during the first part of 1996. Utilization, as measured by revenue days divided by calendar days available, totaled 81.9% for the nine months ended September 30, 1997 compared to 74.6% for the nine months ended September 30, 1996. Revenue from sources other than marine transportation was 3.0% of total revenue for the nine months ended September 30, 1997 compared to 3.6% of total revenue for the nine months ended September 30, 1996.

                Results
                -------
                Operating expenses of $80.6 million for the nine months ended September 30, 1997 decreased by $4.4 million, or 5.2% from the operating expenses of $85.0 million for the nine months ended September 30, 1996. This decrease in operating expenses resulted primarily from reductions in owned vessel capacity which Maritrans considered excess to its long-term needs due to the equipment's size and operating characteristics.

                Other income for the nine months ended September 30, 1997 of $3.7 million increased by $1.8 million from $1.9 million for the nine months ended September 30, 1996 primarily from net gains on the sale of fixed assets.

                Net income for the nine months ended September 30, 1997 totaled $8.8 million, which is an increase of $6.4 million from $2.4 million for the nine months ended September 30, 1996. The increase is a result of a decrease in operating expenses, as well as an increase in revenue and in other income, and a decrease in interest expense.

                Management believes that margins in upcoming quarters may be lower than most recently reported results due to several factors, including costs related to integrating Maritrans' vessel additions to its fleet, and by the utilization impact which may result from expected higher cyclical fleet maintenance and the related out of service time.

                           Part II: OTHER INFORMATION

ITEM 1.         Legal Proceedings
                -----------------
                In an Order dated October 29, 1997, the United States Court of Federal Claims held that, at the time Maritrans built or acquired its single-hulled tank barges, it could not have reasonably anticipated that double hulls would be required within the working lifetime of the vessels. This Order clears the way for further proceedings which will determine whether OPA 90's double-hull requirement does constitute a taking, and, if so, the amount of compensation to be paid to Maritrans.

                In Maritrans Inc., et al v. United States, Maritrans sued the United States alleging that the double hull requirement of OPA 90 which requires retirement of Maritrans' fleet of single-hulled barges, is a "taking" under the fifth amendment to the U.S. Constitution. Maritrans is seeking in excess of $250 million in compensation for this taking. A trial was held in July on the preliminary issue of whether Maritrans had a cognizable property interest that could be subject to taking.

ITEM 6.         Exhibits and Reports on Form 8-K
(a)             --------------------------------
                Exhibits
                No. 27 - Financial Data Schedule.
                No. 10 - Revolving Credit Agreement between Maritrans and Mellon Bank,N.A.:
                10.1 - Guaranty (Suretyship) Agreement
                10.2 - Credit Agreement
                10.3 - NOTE
                10.4 - Preferred Ship Mortgage-Allegiance
                10.5 - Preferred Ship Mortgage-Perseverance

(b)             Reports on Form 8-K
                (1) No reports on Form 8-K were filed during the quarter ended September 30, 1997. Maritrans did file a Form 8-K on October 28, 1997 with respect to the acquisition of the six vessels as discussed in Footnote 4 of Item 1 of this Form 10-Q.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 MARITRANS INC.
                                  (Registrant)

By:  /s/        H. William Brown          Dated: November 12, 1997
     ------------------------------------
                H. William Brown
            Chief Financial Officer
          (Principal Financial Officer)


By:  /s/        Walter T. Bromfield       Dated: November 12, 1997
     ------------------------------------
                Walter T. Bromfield
                    Controller
           (Principal Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------

Exhibit                                                    Page Number
-------                                                    -----------

27              Financial Data Schedule                          --

10 Revolving Credit Agreement between Maritrans and Mellon Bank, N.A.:

                10.1 - Guaranty (Suretyship) Agreement          17-24

                10.2 - Credit Agreement                         25-85

                10.3 - NOTE                                     86-87

                10.4 - Preferred Ship Mortgage-Allegiance       88-104

                10.5 - Preferred Ship Mortgage-Perseverance     105-121

Exh. 10.1       GUARANTY (SURETYSHIP) AGREEMENT
                -------------------------------

                  THIS GUARANTY AND SURETYSHIP AGREEMENT given as of October 17, 1997 by MARITRANS INC., a Delaware corporation with offices at One Logan Square, Philadelphia, PA 19103 ("Guarantor") to MELLON BANK, N.A., a national banking association with offices at Mellon Bank Center, 1735 Market Street, P.O. Box 7899, Philadelphia, PA 19101-7899 ("Bank").


                               W I T N E S S E T H
                               - - - - - - - - - -

                  WHEREAS, MARITRANS TANKERS INC., a Delaware corporation ("Borrower"), may request from time to time, and Bank has heretofore and may hereafter extend from time to time, up to $50,000,000.00 in principal amount of credit accommodations to or for the benefit of Borrower under a certain Credit Agreement of even date herewith (the "Credit Agreement"), or under the Initial Note or Second Note (if any) now or hereafter executed and delivered by Borrower to Bank in connection therewith (collectively, the "Loans"), to finance, inter alia Borrower's acquisition of certain oil tankers (the "Vessels").

                  WHEREAS, Guarantor is the sole ultimate shareholder of Borrower and has an interest in its business.

                  WHEREAS, all of the obligations of the Borrower to Bank, from time to time, with respect to any Loans (whether or not the Borrower is held to have an obligation to repay the same), and which are in any event limited for purposes hereof to a principal amount of $50,000,000.00 plus all interest and other sums which may accrue or become owing under the Credit Agreement or otherwise with respect to the Loans or the Vessels, are referred to herein collectively as the "Obligations".

                  WHEREAS, Bank has required, as a condition to Bank's making Loans hereafter to the Borrower, that Guarantor execute and deliver this Guaranty to Bank.

                  WHEREAS, Guarantor will benefit economically from the Loans. Accordingly, Guarantor has determined that it is in Guarantor's best interest and in the best interest of the Borrower that Guarantor execute and deliver this Guaranty to the Bank.

                  In consideration of the foregoing recitals, the Guarantor, intending to be legally bound, hereby undertakes and agrees as follows for Bank's benefit:

                            SECTION 1. INTERPRETATION
                            -------------------------

                  1.1 Captions. The section and subsection captions of this Guaranty are included for reference only. They constitute no part of this Guaranty and are not to be used in the construction of this Guaranty.

                  1.2 Severability. Any provision contained in this Guaranty which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction.

                  1.3 Construction. This Guaranty and the rights and obligations of Bank and the Guarantor under this Guaranty shall be governed and construed in accordance with the domestic, internal laws (but not the law of choice of law or the conflict of laws) of the Commonwealth of Pennsylvania.

                  1.4 Defined Terms. Capitalized terms which are not otherwise defined herein shall have the respective meanings assigned to them in the Credit Agreement.


                         SECTION 2. GUARANTY OF PAYMENT
                         ------------------------------

                  2.1 Unlimited Guaranty and Surety. The Guarantor irrevocably and unconditionally guarantees to Bank, and becomes surety to Bank for, the prompt payment when due, whether by acceleration or otherwise, of all of the Obligations, whether now existing or hereafter arising. Guarantor's obligations hereunder are unlimited in amount.

                  2.2 Continuing Guaranty. This Guaranty is and shall be construed to be an absolute, unlimited, and continuing guaranty of payment and suretyship, and shall be deemed a surety obligation of the Guarantor. All of the Obligations and the commitments of Bank to make the Loans shall be conclusively presumed to have been created in reliance hereon.

                  2.3 Invalidity, Irregularity, Unenforceability, Etc. No Defense. No invalidity, irregularity or unenforceability of, lack of prior enforcement of, delay in enforcement of, or failure to preserve or enforce, any of the Obligations or of any security for the payment of the Obligations or of rights against any other guarantor thereof (although Bank's rights have been lost) shall affect, impair or be a defense to this Guaranty. Guarantor's obligation to make payment in accordance with the terms of the Guaranty shall not be impaired, modified, changed, released, or limited in any manner whatsoever by any impairment, modification, change, release, or limitation of the liability of any of the Borrowers or any of their estates in bankruptcy resulting from the operation of any present or future provision of the Federal Bankruptcy Code or other similar statute, or from the decision of any court.

                  2.4 Waivers. The Guarantor waives:
                      -------

             --  notice of acceptance of this Guaranty,

             -- notice of the creation or release or satisfaction of any of Obligations,

             --  notice of release of any Collateral,

             -- notice of the creation, or release or satisfaction, of any obligations of any other guarantor or any charterer of the Vessel or any guarantor of a charterer's obligations to Borrower, Guarantor or Bank, or any other accommodation party,

             --  presentment,

             --  demand for payment,

             --  protest,

             --  notice of dishonor, and

             --  notice of nonpayment of any of Borrowers' Obligations.

                  2.5 Statute of Limitations. Any acknowledgment or new promise with regard to the Obligations, whether by payment of principal or interest or otherwise, and whether by the Borrower or others (including the Guarantor) shall:

        (a) toll the running of the statute of limitations in favor of the Guarantor against Bank, if the statute of limitations shall have begun to run, and

        (b) prevent the operation of the statute of limitations, if the period of such statute of limitations shall have expired.

                  2.6 Amounts Recovered From Bank. If a claim is ever made upon Bank or repayment or recovery of any amount or amounts received by Bank from any source in payment, or on account, of any of the Obligations and Bank repays all or part of such amount by reason of:

        (a) any judgment, decree, or order of any court or administrative body having jurisdiction over Bank or the Borrower or any guarantor or any of its or their property, or

        (b) any settlement or compromise of any such claim effected by Bank with any such claimant (including without limitation the Borrower);

then and in such event the Guarantor agrees that any such judgment, decree, order, settlement, or compromise shall be binding upon the Guarantor whether or not this Guaranty shall have been revoked or any note or other instrument evidencing the Obligations shall have been cancelled, and the Guarantor shall be and continue to remain liable to Bank hereunder for the amount so repaid or recovered to the same extent as if such amount had never originally been received by Bank.

                  2.7 Place, Mode of Payment. The Guarantor shall make all payments under this Guaranty to Bank, upon demand, at its office referred to above, or such other place as Bank shall designate. Payments shall be in lawful money of the United States of America in funds immediately available to Bank.

                  2.8 Incorporation of Representations and Warranties. Guarantor hereby incorporates herein, as if restated in full, and hereby adopts, as fully as if given to Bank directly by Guarantor herein, all representations and warranties given by it or the Borrower to Bank in connection with any of the Loans.

                      SECTION 3. OBLIGATIONS; BANK ACTIONS
                      ------------------------------------

                  Bank may take any or all of the following actions at any time and from time to time without notice to or consent of the Guarantor, without incurring any responsibility to the Guarantor and without impairing, releasing, reducing, deferring or extending the Guarantor's obligations under this Guaranty:

                  3.1 Loan Amounts and Payment Terms. Bank may, with or without the consent of the Borrower or Guarantor, reduce or require repayment of, all or any portion of any Loans by any amount whatever, or change the manner, place or terms of payment, and/or change or extend the time of payment of, any of the Obligations, any security for the Obligations or any obligations of any guarantor, or any liability incurred directly or indirectly in respect of the Obligations.

                  3.2 Security. When permitted by the Loan Documents, Bank may sell, exchange, release, surrender, realize upon, or otherwise deal with in any manner and in any order, the collateral offered for the Obligations, the Guarantor's obligations, liabilities of any other guarantors) or accommodation parties, or any other liabilities incurred directly or indirectly with regard to the Obligations and the Guarantor's obligations, and/or any offset there against.

                  3.3 Exercise of Rights. Bank may exercise or refrain from exercising any rights against the Borrower, the Guarantor, or others, arising out of the Obligations, or otherwise act or refrain from acting.

                  3.4 Settlements. Bank may settle or compromise any of the Obligations or any of the Guarantor's obligations hereunder, any security for the Obligations or the Guarantor's obligations hereunder, or any liability incurred directly or indirectly in respect of the Obligations or the Guarantor's obligations, and may subordinate the payment of any or all Obligations or Guarantor's obligations hereunder, or all or any part of such settlement or compromises, to the claims (whether or not then due) of any third party.

                  3.5 Application of Payments. Bank may apply any sums paid to Bank by whomsoever paid or howsoever realized to any of the Obligations regardless of which of the Borrower's Obligations remain unpaid.

                              SECTION 4. COLLATERAL
                              ---------------------

                  4.1 Duties. Bank shall not be required to take any steps necessary to preserve any rights in any collateral offered by Borrower or Guarantor or any claims against any person or entity as against third parties or parties who may be liable in connection therewith. The Guarantor, at its expense, shall take all such steps at Bank's request.

                  4.2 Permissible Actions. Bank at any time and from time to time may take any following actions without notice to Borrower, Guarantor, or any third party without incurring responsibility to the Guarantor and without impairing or releasing the Guarantor's obligations under this Guaranty or any other agreement:

        (a) Bank may take or omit to take any action for the care or preservation of the Collateral or of any rights of the Guarantor, the Borrower or Bank, in the Collateral.

        (b) Bank may demand, sue for, collect or receive any money or property at any time due, payable or receivable on account of, or in exchange for, any Collateral.


              SECTION 5. GUARANTOR'S WARRANTIES AND REPRESENTATIONS
              -----------------------------------------------------

                  5.1 Guarantor hereby warrants and represents to Bank that:

        (a) The execution and delivery of this Guaranty will not conflict with or constitute a breach of or default under any instrument to which either Guarantor is a party or by which Guarantor or any of Guarantor's property is bound.

        (b) Except as described in the opinion of Guarantor's legal counsel given to Bank this date, there is no litigation, proceeding or investigation pending or, to the knowledge of Guarantor threatened, the adverse result of which might in any material respect affect the properties or financial condition of Guarantor, or the performance by Guarantor of Guarantor's obligations hereunder.

        (c) Any financial statements or other information relating to Guarantor or Borrower heretofore given to Bank is complete and correct in all material respects, and any such financial statements fairly set forth the respective financial condition of Guarantor and the Borrower as of the date thereof; and there has been no material adverse change which has not been disclosed to Bank in the condition of the Guarantor or the Borrower, financial or otherwise, from that shown on said financial statements.

                  5.2 Guarantor will furnish Bank with Guarantor's audited financial statements and financial and other information as provided in the Credit Agreement.


                SECTION 6. EVENTS OF DEFAULT; INTERESTS; REMEDIES
                -------------------------------------------------

                  6.1 Events of Default. The following shall be deemed "Events of Default" hereunder:

        (a) The occurrence of any Event of Default with respect to any one or more of the Loans or under the Note, Credit Agreement, Preferred Ship Mortgage on any of the Vessels, or any other agreement, instrument or document evidencing or securing all or any portion of the Loans (herein, a "Loan Document").

        (b) Failure of Guarantor to pay any amount when due to Bank under this Guaranty and the continuance of such failure beyond any grace period applicable under the Credit Agreement.

                  6.2 Interest. Interest shall accrue on any sums demanded by Bank hereunder, at the "Default Rate" (as defined in the Credit Agreement) as it may change from time to time, from the date of demand until payment in full.

                  6.3 Remedies. Upon the occurrence of an Event of Default:
        (a) Bank, without notice to the Borrower, the Guarantor or any third party, may make the Obligations, whether or not then due, immediately due and payable under this Guaranty as to the Guarantor, and Bank shall be entitled to enforce the Obligations against the Guarantor as its primary obligation.

        (b) Bank, without notice to the Borrower, the Guarantor or any third party, may apply any and all Collateral against any and all of the Guarantor's obligations now or hereafter existing under this Guaranty. Bank shall promptly notify Guarantor of any such application provided that the failure of Bank to give such notice shall not affect the validity of any such application or otherwise impair or affect Bank's rights against Guarantor, Borrower or any third party.

        (c) Bank may exercise any of its rights and remedies provided under any agreement or by the laws of the United States of America, the Commonwealth of Pennsylvania, or any other jurisdiction,

        (d) To the extent permitted by law, if Bank shall be held to have acted in a commercially unreasonable manner in any respect, or if Bank's right of recovery or to a deficiency against the Borrower or Guarantor shall be reduced or impaired or affected in any way, then Bank's claims for recovery or to a deficiency against Guarantor shall not be eliminated or reduced by an amount exceeding the actual, direct, consequential damages suffered by Guarantor.

                  6.4 Bank's Expenses. The Guarantor shall pay to Bank all costs an expenses, including filing fees and reasonable attorneys' fees, incurred by Bank in connection with the custody, care, preservation or collection of any of the Collateral, or to enforce any of the Guarantor's obligations hereunder.

                  6.5 Application of Funds. Any amounts recovered by Bank hereunder may be applied by Bank to any amount or amounts owing hereunder, in such order as Bank may determine.

                  6.6 No Right to Demand Marshalling. Notwithstanding the existence of any other sources of recovery or other collateral available to Bank, Bank shall have the right to determine the order in which any or all sources of recovery, including without limitation sources of recovery against Guarantor, shall be subjected to any of Bank's remedies hereunder or under any of the Loan Documents, and to determine the order in which all or any portions of the Obligations are satisfied from any source or sources of recovery. Without limiting the foregoing, Guarantor waives any and all right to require the marshalling of assets or sources of recovery in connection with the exercise by Bank of any remedies, whether hereunder or otherwise.

                            SECTION 7. MISCELLANEOUS
                            ------------------------

                  7.1 Waivers.
                      -------

        (a) No delay by Bank in exercising, or any partial or single exercise of, any of its options, powers or rights, shall constitute a waiver of such option, power or right.

        (b) No waiver of any of Bank's rights under this Guaranty, and no amendment of this Guaranty, shall be deemed to he made by Bank unless in writing and duly signed by Bank.

        (c) Any written waiver shall apply only with respect to the specific instance involved, and shall in no way impair the rights of Bank or the obligations of the Guarantor under this Guaranty in any other respect at any other time.

                  7.2 Waiver of Rights of Subrogation, Indemnity and Contribution. GUARANTOR HEREBY IRREVOCABLY WAIVES AND RELEASES, AS AGAINST THE BORROWER, BANK, ALL INTERESTED PARTIES, AND THEIR RESPECTIVE HEIRS, PERSONAL REPRESENTATIVES, SUCCESSORS AND ASSIGNS, ANY AND ALL RIGHTS OR PRIVILEGES OF SUBROGATION, INDEMNITY, CONTRIBUTION OR THE LIKE, AND FURTHER AGREES THAT GUARANTOR'S OBLIGATIONS HEREUNDER ARE UNCONDITIONAL, ABSOLUTE AND WITHOUT ANY RIGHT OF REIMBURSEMENT, SETOFF OR RECOVERY, AT LAW OR IN EQUITY OR OTHERWISE.

                  7.3 WARRANT OF ATTORNEY TO CONFESS JUDGMENT. IF AN EVENT OF DEFAULT SHALL OCCUR AND BE CONTINUING, GUARANTOR HEREBY IRREVOCABLY AUTHORIZES AND EMPOWERS ANY ATTORNEY OR ATTORNEYS OR THE PROTHONOTARY OR CLERK OF ANY COURT OF RECORD IN THE COMMONWEALTH OF PENNSYLVANIA, OR ELSEWHERE, TO APPEAR FOR GUARANTOR IN ANY COURT IN AN APPROPRIATE ACTION THERE BROUGHT OR TO BE BROUGHT AGAINST GUARANTOR AT THE SUIT OF BANK OR ANY

BENEFICIARY OF THIS GUARANTY, AND THEREIN TO CONFESS JUDGMENT AGAINST GUARANTOR FOR ALL SUMS DUE HEREUNDER TOGETHER WITH COSTS OF SUIT AND AN ATTORNEY'S FEE FOR COLLECTION AS AFORESAID; AND FOR SO DOING THIS GUARANTY OR A COPY HEREOF VERIFIED BY AFFIDAVIT SHALL BE A SUFFICIENT WARRANT. THIS WARRANT OF ATTORNEY SHALL NOT BE EXHAUSTED BY ANY EXERCISE THEREOF, BUT JUDGMENT MAY BE CONFESSED REPEATEDLY SO LONG AS ANY OBLIGATIONS REMAIN OWING BY GUARANTOR UNDER THIS GUARANTY.

                  7.4 Notices. All notices, requests and demands to or upon the parties shall be deemed to have been given or made when delivered as required in the Credit Agreement.

                  7.5 Legal Effect.
                      ------------
        (a) This Guaranty shall be binding upon the Guarantor and its successors and assigns; provided, however, the Guarantor shall not assign its rights or delegate its duties under this Guaranty, by operation of law or otherwise, and any such attempted assignment shall or delegation be void.

        (b) This Guaranty shall be binding upon, and shall inure to the benefit of, Bank, its participants, successors and assigns.

    IN WITNESS WHEREOF, and intending to be legally bound hereby, the Guarantor has executed this Guaranty the day and year first above written.

Attest:                                                       MARITRANS INC.


/s/ Walter T. Bromfield                            By:/s/ John C. Newcomb (SEAL)
-----------------------                               -------------------
Assistant Secretary                                   Vice President