Form 10-K
period 1997-12-31
MARITRANS INC /DE/
filed 1998-03-30
CIK 810113

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                             ---------------------
                                   FORM 10-K


(Mark One)
/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 1997
                                      or
/ / Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the Transition Period from _______ to _______

Commission File Number 1-9063
                            ---------------------
                                MARITRANS INC.
            (Exact name of registrant as specified in its charter)



                        DELAWARE                               51-0343903
               (State or other jurisdiction of             (I.R.S. Employer.
               incorporation or organization)             Identification No.)
                      ONE LOGAN SQUARE
               PHILADELPHIA, PENNSYLVANIA                        19103
       (Address of principal executive offices)               (Zip Code)

 Registrant's telephone number, including area code          (215) 864-1200

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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /


As of March 23, 1998, the aggregate market value of the common stock held by non-affiliates of the registrant was $138,427,799. As of March 23, 1998, Maritrans Inc. had 12,102,977 shares of common stock outstanding.


                      Documents Incorporated By Reference

Part III incorporates information by reference from the registrant's Proxy Statement for Annual Meeting of Stockholders to be held on May 19, 1998.


                      Exhibit Index is located on page 33.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K

                                MARITRANS INC.
                               TABLE OF CONTENTS


                                    PART I



                                                                                                 Page
                                                                                                -----
Item 1.        Business .....................................................................     1
Item 2.        Properties ...................................................................     8
Item 3.        Legal Proceedings ............................................................     9
Item 4.        Submission of Matters to a Vote of Security Holders ..........................    10
                                                 PART II
Item 5.        Market for the Registrant's Common Equity and Related Stockholder Matters ....    11
Item 6.        Selected Financial Data ......................................................    12
Item 7.        Management's Discussion and Analysis of Financial Condition and Results of
               Operations ...................................................................    12
Item 8.        Financial Statements and Supplemental Data ...................................    17
Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial
               Disclosure ...................................................................    30
                                                 PART III
Item 10.       Directors and Executive Officers of the Registrant ...........................    30
Item 11.       Executive Compensation .......................................................    31
Item 12.       Security Ownership of Certain Beneficial Owners and Management ...............    31
Item 13.       Certain Relationships and Related Transactions ...............................    31
                                                 PART IV
Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K ..............    32
Signatures      .............................................................................    35

     In this Report the statements contained or incorporated by reference that are not historical facts or statements of current condition are forward-looking statements. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "forecasts," "will," or "anticipates," or the negative thereof or other variations thereon or comparable terminology; or by discussion of strategy or intentions. These forward-looking statements, such as statements regarding present or anticipated utilization, certification of safety programs, future revenues and customer relationships, capital expenditures, future financings, and other statements regarding matters that are not historical facts, involve predictions. Maritrans Inc.'s (the "Company") actual results, performance, or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect the Company's actual results, performance, or achievements include, but are not limited to, the factors outlined in this report and general financial, economic, environmental and regulatory conditions affecting the oil and marine transportation industry in general. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such foward-looking statements. Furthermore, the Company disclaims any obligation or intent to update any such factors or forward-looking statements to reflect future events or developments.

                                    PART I


Item 1. BUSINESS


General


     Maritrans Inc. (the "Corporation" or the "Registrant"), together with its predecessor, Maritrans Partners L.P. (the "Partnership"), herein called "Maritrans," has historically served the petroleum and petroleum product industry by using tugs, barges and marine terminal facilities to provide marine transportation and terminalling services along the East and Gulf Coasts of the United States. This year, Maritrans expanded its services by adding three oil tankers to its fleet. Maritrans also began serving the Caribbean by acquiring two tug/barge units based in Puerto Rico.


Structure


     Current. The Corporation is a Delaware corporation whose common stock, par value $.01 per share ("Common Stock"), is publicly traded. The Corporation conducts most of its marine transportation business activities through operating divisions of Maritrans Operating Partners L.P. (the "Operating Partnership") and its managing general partner, Maritrans General Partner Inc., wholly owned subsidiaries of the Corporation. Most of the Corporation's terminalling and distribution services are conducted through subsidiaries of Maritrans Holdings Inc., a wholly owned subsidiary of the Corporation.


     Historical. Founded in the 1850's and incorporated in 1928 under the name Interstate Oil Transport Company, Maritrans' predecessor was one of the first tank barge operators in the United States, with a fleet which increased in size and capacity as United States consumption of petroleum products increased. On December 31, 1980, Maritrans' predecessor operations and its tugboat and barge affiliates were acquired by Sonat Inc. ("Sonat"). On April 14, 1987, the Partnership acquired the tug and barge business and related assets from Sonat. On March 31, 1993, the limited partners of the Partnership voted on a proposal to convert the Partnership to corporate form (the "Conversion"). The proposal was approved, and on April 1, 1993, Maritrans Inc., then a newly-formed Delaware corporation, succeeded to all assets and liabilities of the Partnership. The holders of general and limited partnership interests in the Partnership and in the Operating Partnership were issued shares of Common Stock representing substantially the same percentage equity interest in the Corporation as they had in the Partnership, directly or indirectly, in exchange for their partnership interest. Each previously held Unit of Limited Partnership Interest in the Partnership was exchanged for one share of Common Stock of the Corporation. For financial accounting purposes, the conversion to corporate form has been treated as a reorganization of affiliated entities, with the assets and liabilities recorded at their historical costs. In addition, the Partnership recognized a net deferred income tax liability for temporary differences in accordance with Statement of Financial Accounting Standard ("FAS") No. 109, "Accounting for Income Taxes," which resulted in a one-time charge to earnings of $16.6 million in the first quarter of 1993.


     Overview. Since 1981, Maritrans and its predecessors have transported annually over 200 million barrels of crude oil and refined petroleum products. Based on its internal research regarding competition, Maritrans believes that it is one of the largest United States marine transporters of petroleum and petroleum products in the United States coastwise Jones Act trade (i.e. from point-to-point within the United States), excluding affiliates of integrated oil companies, and that it owns one of the largest domestic fleets of U.S. flag oceangoing tank barges in terms of cargo-carrying capacity. This year, Maritrans expanded its services by adding three product tankers to its fleet. Maritrans also began serving the Caribbean by acquiring two tug/barge units based in Puerto Rico.


     Maritrans operates a fleet of oil tankers, tank barges and tugboats and two terminal facilities. In 1997, Maritrans acquired three oil tankers that have a total capacity of approximately 0.7 million barrels. Its largest barge has a capacity of approximately 400,000 barrels, and its current operating cargo fleet capacity aggregates approximately 4.9 million barrels. Aggregate capacity at Maritrans' terminal facilities totals approximately 1.2 million barrels at December 31, 1997.

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


     In 1997, Maritrans functionally organized into a matrix organization to better allow resources to be focused on different tasks regardless of where they are needed. This also allows for standards to be applied consistently across the companies regardless of the operation or location. The main matrix groups are operations, marketing and business services.


     The Gulf of Mexico operations, headquartered in Tampa, Florida, provides marine transportation services for petroleum products from refineries located in Texas, Louisiana and Mississippi to distribution points along the Gulf and Atlantic Coasts generally south of Cape Hatteras, North Carolina and particularly into Florida. The East Coast operations, supported by a major fleet center in Philadelphia, Pennsylvania, transports petroleum products from East Coast refineries (primarily located in and near Philadelphia) and pipeline terminals located in the New York Harbor area to distribution terminals primarily located along the Eastern Seaboard between the Canadian Maritime Provinces and Norfolk, Virginia and transports petroleum products between refineries and distribution points along the Delaware River and in the Chesapeake Bay. Maritrans also provides, as part of its East Coast operations, lightering services for large tankers (a process of off-loading crude oil or petroleum products from an inbound tanker into smaller tankers and/or barges, thereby enabling the tanker to navigate draft-restricted rivers and ports to discharge cargo at a refinery or storage and distribution terminal). As part of its tanker acquisition, Maritrans also acquired two small tug/barge units and an operations office in Yabucoa, Puerto Rico. These units transport petroleum products largely within the island of Puerto Rico.


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


     Maritrans does business on a term contract basis, a spot market basis and, to a minimal extent, on a product exchange basis. Maritrans strives to maintain an appropriate mix of contracted business, based on current market conditions.


     In light of the potential liabilities of oil companies and other shippers of petroleum products under the Oil Pollution Act of 1990 ("OPA") and analogous state laws, management believes that some shippers have begun to select transporters in larger measure than in the past on the basis of a demonstrated record of safe operations. Maritrans believes that the measures it has implemented in the last seven years to promote higher quality operations and its longstanding commitment to safe transportation of petroleum products benefit its marketing efforts with these shippers.


     In 1997, approximately 77 percent of Maritrans revenues were generated from 10 customers. In 1997, contracts with Sun Oil Company, Marathon Oil and Star Enterprise, accounted for approximately 24 percent, 15 percent, and 12 percent, respectively, of Maritrans revenue. During 1997, contracts were renewed with some of Maritrans' larger customers. While several of these contracts result in lower revenue per barrel transported,

Maritrans has gained either higher vessel utilization or higher volume commitments with those customers. There could be a material effect on Maritrans if any of these customers were to cancel or terminate their various agreements with Maritrans. Management believes that cancellation or termination of all its business with any of its larger customers is unlikely.


Competition and Competitive Factors


     Overview. The maritime petroleum transportation industry is highly competitive. The Jones Act, a federal law, restricts United States point-to-point maritime shipping to vessels built in the United States, owned by U.S. citizens and manned by U.S. crews. In Maritrans' market areas, its primary direct competitors are the operators of U.S. flag oceangoing barges and U.S. flag tankers. In the Gulf market, management believes the primary competitors are the fleets of both other independent petroleum transporters and integrated oil companies. In the Eastern market, management believes that Maritrans competes primarily with other independent oceangoing barge operators and with the captive fleets of integrated oil companies and, in lightering operations, competes with foreign-flag operators which lighter offshore. Some of the integrated oil company fleets with which Maritrans competes are larger than Maritrans' fleet. Additionally, in certain geographic areas and in certain business activities, Maritrans competes with the operators of petroleum product pipelines. Competitive factors which also affect Maritrans include the output of United States refineries and the importation of refined petroleum products.


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


     Maritrans is engaged in several different market activities. A significant portion of its revenues in 1997 was generated in the coastal transportation of petroleum products from refineries or pipeline terminals in the Gulf of Mexico to ports which are not served by pipelines. Management believes that the optimal vessel size suited to serve these ports is between 20,000 deadweight tons ("DWT") (approximately 160,000 barrels) and 40,000 DWT (approximately 320,000 barrels). Maritrans currently operates seven barges in this size range in this market, which comprises a significant number of the vessels able to compete in this market. The relatively large size of Maritrans' fleet generally provides greater flexibility in meeting customers' needs.


     Maritrans competes with operators of generally smaller vessels in its Eastern transportation activities. In this activity Maritrans is competing primarily with other barge operators. This is a diverse market allowing a broader size range of vessels to participate than in the Gulf of Mexico.


     Management believes that, based on the Corporations' fleet size, maintenance and training programs, and spill record, Maritrans' independent competitors do not provide the same level of service, quality performance, or attention to safe operations as Maritrans.


     General Agreement on Trade in Services ("GATS") and North American Free Trade Agreement ("NAFTA").


     The possible inclusion of maritime services within the scope of the GATS and the NAFTA was the subject of discussion in the Uruguay Round of GATS negotiations and NAFTA negotiations. Maritime services were not included in GATS until at least the year 2000. If maritime services were deemed to include cabotage (vessel trade or marine transportation between two points within the same country) and were included in any multi-national trade agreements, the result would be to open the Jones Act trade (i.e., transportation of maritime cargo between U.S. ports in which Maritrans and other U.S. vessel owners operate) to foreign-flag vessels which would operate at lower costs. While cabotage will not be included in the GATS and the NAFTA in the immediate future, the possibility exists that cabotage could be included in the GATS, NAFTA or other international trade agreements in the future. In the meantime, Maritrans and the maritime industry will continue to resist vigorously the inclusion of cabotage in the GATS, NAFTA and any other international trade agreements.

     Refined Product Pipelines. Existing refined product pipelines generally are the lowest incremental cost method for the long-haul movement of petroleum and refined petroleum products. Other than the Colonial Pipeline system, which originates in Texas and terminates at New York Harbor, the Plantation Pipeline, which originates in Louisiana and terminates in Washington D.C., and smaller regional pipelines between Philadelphia and New York, there are no pipelines carrying refined petroleum products to the major storage and distribution facilities currently served by Maritrans. While the Colonial Pipeline system reduces the amount of refined product transported into the New York area by ship, it provides an origination point for Maritrans' business of transporting such products from New York Harbor to New England ports. Management believes that high capital costs, tariff regulation and environmental considerations make it unlikely that a new refined product pipeline system which would have a material adverse effect on Maritrans' business will be built in its market areas in the near future. It is possible, however, that new pipeline segments (including pipeline segments that connect with existing pipeline systems) could be built or that existing pipelines could be converted to carry refined petroleum products, either of which could have a competitive effect on Maritrans in particular locations.

     Imported Refined Petroleum Products. A significant factor affecting the level of Maritrans' business operations is the level of refined petroleum product imports, particularly in Florida and New England. Imported refined petroleum products may be transported on foreign-flag vessels, which are generally less costly to operate than U.S. flag vessels. To the extent that there is an increase in the importation of refined petroleum products to any of the markets served by Maritrans, there could be a decrease in the demand for the transportation of refined products from United States refineries, which would likely have an adverse impact upon Maritrans. One possible outcome of the Clean Air Act Amendments of 1990 could be the importing of more refined product from outside the United States in order to avoid the expense of upgrading United States refineries to comply with such Act. In this case, while there would still be a need for marine petroleum transportation, the demand would decrease, thereby possibly materially adversely affecting the coastwise business of Maritrans and its competitors.

     Delaware River Channel Deepening. Legislation approved by the United States Congress in 1992 authorizes the U.S. Army Corps of Engineers to deepen the channel of the Delaware River between the river's mouth and Philadelphia from forty to forty-five feet. If further legislation appropriating the funds for this project should become law and this project is implemented and used by vessels calling on the Delaware Valley refineries, it would have a material adverse effect on Maritrans' lightering business which currently transports crude oil which is off-loaded from deeply laden tankers from the mouth of the Delaware Bay up the Delaware River to the Delaware Valley refineries.


Employees and Employee Relations

     At December 31, 1997, Maritrans and its subsidiaries employed a total of 587 persons. Of these employees, 86 are employed at the Philadelphia, Pennsylvania headquarters of the Corporation or at the Philadelphia and Tampa fleet centers, 366 are seagoing employees who work aboard the tugs and barges, 122 are seagoing employees who work aboard the tank ships, and 13 are employed in Maritrans' terminal facilities. Maritrans and its predecessors have had collective bargaining agreements with the Seafarers' International Union of North America, Atlantic, Gulf and Inland District, AFL-CIO ("SIU"), and with American Maritime Officers ("AMO"), formerly District 2 Marine Engineers Beneficial Association, Associated Maritime Officers, AFL-CIO, for approximately 40 years. Approximately one-half of the total number of seagoing employees employed are supervisors and, hence, as part of management, are not represented by maritime unions. The collective bargaining agreement with the SIU covers approximately 218 employees and expires on May 31, 1999. The collective bargaining agreement with the AMO covers approximately 77 employees and expires on October 8, 2007. None of the shore-based employees are covered by any collective bargaining agreement.


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


Regulation


     Marine Transportation -- General. The Interstate Commerce Act exempts from economic regulation the water transportation of petroleum cargos in bulk. Accordingly, Maritrans' transportation rates, which are negotiated with its customers, are not subject to special rate regulation under the provisions of such act or otherwise. The operation of tank ships, tugboats and barges is subject to regulation under various federal laws and international conventions, as interpreted and implemented by the United States Coast Guard, as well as certain state and local laws. Tank ships, tugboats and barges are required to meet construction and repair standards established by the American Bureau of Shipping, a private organization, and/or the United States Coast Guard and to meet operational and safety standards presently established by the United States Coast Guard. Maritrans' seagoing supervisory personnel are licensed by the United States Coast Guard. Seamen and tankermen are certificated by the United States Coast Guard.


     Jones Act. The Jones Act, a federal law, restricts maritime transportation between United States points to vessels built and registered in the United States and owned by United States citizens. The entities in the Maritrans organizational structure engaged in maritime transportation between United States points are subject to the provisions of the law. Therefore, it is the responsibility of Maritrans to monitor ownership of these entities and take any remedial action necessary to insure that no violation of the Jones Act ownership restrictions occurs. In addition, the Jones Act requires that all United States flag vessels be manned by United States citizens, which requirement significantly increases the labor and certain other operating costs of United States flag vessel operations compared to foreign-flag vessel operations. Foreign-flag seamen generally receive lower wages and benefits than those received by United States citizen seamen. In addition, a significant number of foreign governments subsidize, at least to some extent, the wages and/or benefits received by the seamen of those nations. Furthermore, certain of these foreign governments subsidize those nations' shipyards, resulting in lower shipyard costs both for new vessels and repairs than those paid by United States-flag vessel owners such as Maritrans to United States shipyards. Finally, the United States Coast Guard and American Bureau of Shipping maintain the most stringent regime of vessel inspection in the world, which tends to result in higher regulatory compliance costs for United States-flag operators than those paid by owners of vessels registered under foreign flags of convenience. Because Maritrans transports petroleum and petroleum products between United States ports, most of its business depends upon the Jones Act remaining in effect. There have been various unsuccessful attempts in the past by foreign governments and companies to gain access to the Jones Act trade, as well as by interests within the United States to limit or do away with the Jones Act. Legislation to this effect was introduced in the last session of Congress. Management expects that efforts of this type will continue.


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

     Marine Storage Terminal Regulation. Maritrans marine terminal subsidiaries are subject to various federal, state and local environmental laws and regulations, particularly with respect to air quality, the handling of materials removed from the tanks of vessels which are cleaned, and any spillage of petroleum products on or adjoining marine terminal premises. Management believes that this regulatory scheme will become progressively stricter in the future, resulting in greater capital expenditures by Maritrans for environmentally related equipment. Also, there are significant fines and penalties for any violations of this scheme. Management intends to reflect any such additional expenditures, to the extent possible, in the rates which are charged to customers from time to time for services.

     Oil Pollution Legislation. Many of the states in which Maritrans does business have enacted laws providing for strict, unlimited liability for vessel owners in the event of an oil spill. In addition, certain states have enacted or are considering legislation or regulations involving at least some of the following provisions: tank- vessel-free zones, contingency planning, state inspection of vessels, additional operating, maintenance and safety requirements, and state financial responsibility requirements. As a result of this legislation and regulation, Maritrans has limited its carriage of persistent oils, primarily crude and #6 oil, to or through portions of several of these states. Persistent oils are those which continue to exist longer in the water when spilled than do more highly refined products, such as gasoline, thus making them more difficult to clean up.

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

     OPA requires all vessels to maintain a certificate of financial responsibility for oil pollution in an amount equal to the greater of $1,200 per gross ton per vessel, or $10 million per vessel in conformance with U.S. Coast Guard regulations. Additional financial responsibility in the amount of $300 per gross ton is required under U.S. Coast Guard regulations under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), the federal Superfund law. Owners of more than one tank vessel, such as Maritrans, however, are only required to demonstrate financial responsibility in an amount sufficient to cover the vessel having the greatest maximum liability (approximately $40 million in Maritrans' case). Maritrans has acquired such certificates through filing required financial information with the U.S. Coast Guard.

     OPA will require the retirement of, or retrofitting with double hulls, all single-hulled petroleum tankers and barges operating in U.S. waters, including most of Maritrans' existing barges. The first of Maritrans' affected barges will have to be retired or retrofitted by 2003. However, most of Maritrans' large oceangoing, single-hulled barges will be affected January 1, 2005. Maritrans' barges under 5,000 gross registered tons are not scheduled for retirement until 2015. The two single-hulled tankers purchased in 1997 are affected in 2005 and 2006, respectively, at which time they will be required to comply with OPA or be operated outside U.S. waters. Approximately 19 percent of Maritrans' operating capacity has been qualified by the United States Coast Guard as meeting the double-hull requirements and, therefore, is allowed to continue operating without modification and without a legislatively determined retirement date. If Maritrans were to replace its entire single-hulled oil-carrying vessel capacity with newly built double hulls, the estimated cost would be approximately $500 million, based on an estimated replacement cost of $125 per barrel of capacity. This estimate could be higher as shipyard costs increase.

     During 1997, Maritrans announced plans for a pilot double-hull rebuild project to convert one of its existing single-hulled 190,000-barrel class barges to a double-hull design configuration. Recently Maritrans awarded a shipyard contract to carry out the double-hull rebuilding and coating of the tanks for the barge to be used in the pilot project, the OCEAN 192, for a total cost of approximately $10 million. The results of this initial rebuild project, including subsequent performance of the vessel, will be evaluated in order to determine whether Maritrans enters into a multi-vessel rebuilding program for other single-hulled vessels of similar size. Maritrans believes that eight of its additional barges may be suitable candidates for the double-hull design and related construction methodology of the pilot project. If Maritrans were to double-hull these nine vessels, it would represent approximately 40 percent of Maritrans' operating capacity.

     In 1996, Maritrans filed suit against the United States government under the Fifth Amendment to the U.S. Constitution for "taking" 37 of Maritrans' tank barges without just compensation by passage of OPA. See "Item 3--Legal Proceedings."

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

     The following table sets forth Maritrans' quantifiable cargo oil spill record for the period January 1, 1993 through December 31, 1997:



                                                                            Gallons Spilled
                                 No. of        No. of         No. of          Per Million
          Period             Gals. Carried     Spills     Gals. Spilled      Gals. Carried
-------------------------   ---------------   --------   ---------------   ----------------
                                 (000)                        (000)
1/1/1993 -- 12/31/1993*        10,433,000        2             .01                .001
1/1/1994 -- 12/31/1994          9,954,000        2             .02                .002
1/1/1995 -- 12/31/1995          9,450,000        1           16.80               1.780
1/1/1996 -- 12/31/1996          9,160,000        3             .08                .009
1/1/1997 -- 12/31/1997         10,136,000        1             .05                .005

------------
* Results for 1993 exclude the product lost, mostly burned, in the collision of Maritrans' barge, the OCEAN 255, with vessels owned by others off the coast of Florida in August 1993. Management believes that Maritrans was not at fault in this incident.

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


     Air Pollution Regulations. The 1990 amendments to the Clean Air Act give the EPA and the states the authority to regulate emissions of volatile organic compounds ("VOCs") and any other air pollutant from tank vessels in all ports served by Maritrans and storage terminals. Several states with ports served by Maritrans already have established regulations to require the installation of vapor recovery equipment on petroleum-carrying vessels to reduce the emissions of VOCs. Compliance with these federal and state regulations has required material capital expenditures for the retrofitting of Maritrans' barges and has increased operating costs. Similarly, various states require vapor recovery equipment at storage terminals for the loading of petroleum into vessels and tank trucks. Maritrans' terminal facilities are equipped with vapor recovery capabilities for the loading of tank trucks. They do not currently load petroleum into vessels and therefore have not acquired vapor recovery capabilities for that activity. The EPA also has the authority to regulate emissions from marine vessel engines; however, with the possible exception of the use of low sulfur fuels, direct regulation of marine engine emissions is not likely in the near future in ports served by Maritrans. However, it is possible that the EPA and/or various state environmental agencies ultimately may require that additional air pollution abatement equipment be installed in tugboats or tank ships, including those owned by Maritrans. Such a requirement could result in a material expenditure by Maritrans, which could have an adverse effect on Maritrans' profitability if it is not able to recoup these costs through increased charter rates. Also, the application of various air quality rules in connection with the operation of Maritrans' facilities may require significant additional expenditures which may not be recovered through increased rates.


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


Item 2. PROPERTIES


     Vessels. The Corporation's subsidiaries owned, at December 31, 1997, a fleet of 55 vessels, of which 3 are oil tankers, 29 are barges and 23 are tugboats.


     In the second half of 1997 Maritrans purchased a variety of marine assets, which increased the size of its fleet. Maritrans acquired three oil tankers, two tugboats and two barges. The acquired vessels were renamed and placed in Maritrans' service immediately. The oil tankers consisted of two 230,000-barrel petroleum tankers and one 260,000-barrel double-hull petroleum tanker. Under the purchase agreement with Chevron U.S.A. Inc., Maritrans will acquire one additional 260,000-barrel double-hull petroleum tanker in 1998. Maritrans also purchased two 3800 hp tugs, along with a 64,165-bbl barge and a 72,693 bbl barge.


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

     The tugboat fleet is comprised of one 11,000 horsepower class vessel, eleven 5,600 horsepower class vessels (two of which are chartered), five 4,000 horsepower class vessels, four 3,200 horsepower class vessels, three 2,200 horsepower class vessels, one pusher class vessel and one chartered 15,000 horsepower class vessel. The year of construction or substantial renovation of these vessels ranges from 1962 to 1990 with the bulk of the tugboats having been constructed sometime between 1967 and 1981.


     Substantially all of the vessels in the fleet are subject to first preferred ship mortgages. These mortgages require the Operating Partnership to maintain the vessels at a high standard and to continue a life-extension program for certain of its larger barges. At December 31, 1997, Maritrans is in compliance with the Operating Partnership's mortgage covenants.

     Marine Terminals. At December 31, 1997, Maritank Philadelphia Inc. ("MPI") owns 35 acres on the west bank of the Schuylkill River in Philadelphia where twelve storage tanks with a total capacity of 1,040,000 barrels, truck loading racks, office space and related equipment used in MPI's marine terminal and tank cleaning operations are located. In early 1993, Maritank Maryland Inc. ("MMI") acquired 25 acres on the Wicomico River in Salisbury, Maryland where fourteen storage tanks with a total capacity of 170,000 barrels, truck loading racks, office space and related equipment used in MMI's marine terminal operations are located. In March 1997, MMI sold 20 acres in Baltimore, Maryland with ten storage tanks with a total capacity of 530,000 barrels, truck loading racks and related equipment.

     Other Real Property. The Corporation's operations are headquartered in Philadelphia, Pennsylvania, where it leases office space, expiring in 1998. East Coast operations are located on the west bank of the Schuylkill River in Philadelphia, Pennsylvania where the Operating Partnership owns approximately six acres of improved land. In addition, the Operating Partnership also leases a bulkhead of approximately 430 feet from the federal government for purposes of mooring vessels adjacent to the owned land. This lease was renewed in 1993 and expires in 1998 and is expected to be renewed. The Operating Partnership also leases four acres of Port Authority land in Tampa, Florida for use as its Gulf fleet center. The lease expires in 2004, with three renewal options of ten years each. Maritrans also leases a limited amount of office space in Wilmington, Delaware for itself and its affiliated entities.


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

     Maritrans has been sued by 58 individuals alleging unspecified damages for exposure to asbestos and, in at least 47 such cases, for exposure to tobacco smoke. Although Maritrans believes these claims are without merit, it is impossible at this time to express a definitive opinion on the final outcome of any such suit. Management believes that any liability would not have a material adverse effect as it would be adequately covered by applicable insurance.


     During 1993, one of Maritrans' tug/barge units was involved in a collision off the coast of Florida. Claims resulting from this incident have been covered by insurance and remaining claims are expected to be covered by insurance. In 1993, Maritrans received insurance proceeds in excess of the barge's net book value for the constructive total loss of the barge.


     In 1996, Maritrans filed suit against the United States government under the Fifth Amendment to the U.S. Constitution for "taking" 37 of Maritrans' tank barges without just compensation. Maritrans asserts that the vessels were taken with the passage of Section 4115 of OPA and that this taking was done in contravention of the

Fifth Amendment, which specifically prohibits the United States government from taking private property for public use without just compensation. Maritrans is seeking compensation based on the fact that Maritrans has been deprived of its reasonable investment-backed expectation in the continued use of its barges by
Section 4115 of OPA, which prohibits all existing single-hull tank vessels from operating in U.S. waters under a retirement schedule which began January 1, 1995, and ends on January 1, 2015. Under this OPA provision, Maritrans' single-hull tank barges will be forced from service commencing on January 1, 2003, with a significant portion of the economic lives remaining, or be required to be retrofitted.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Corporation's security holders, through the solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 1997.

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



QUARTERS ENDED IN 1997:        HIGH            LOW
-------------------------    --------        -------
March 31, 1997               $  7.125        $ 5.875
June 30, 1997                   7.875          5.750
September 30, 1997              9.813          7.750
December 31, 1997               9.875          8.313

QUARTERS ENDED IN 1996:        HIGH            LOW
-------------------------    --------        -------
March 31, 1996               $  6.250        $ 5.000
June 30, 1996                   6.250          5.125
September 30, 1996              7.000          5.875
December 31, 1996               6.500          6.000

     As of January 31, 1998, the Registrant had 12,055,261 Common Shares outstanding and approximately 1,004 stockholders of record.

     Dividends

     For the years ended December 31, 1997 and 1996, Maritrans Inc. paid the following cash dividends to stockholders:



       PAYMENTS IN 1997:      PER SHARE
---------------------------   -------------
       March 12, 1997         $ .075
       June 11, 1997          $ .075
       September 10, 1997     $ .075
       December 10, 1997      $ .090
                              ------
        Total                 $ .315
                              ======

       PAYMENTS IN 1996:      PER SHARE
---------------------------   -------------
       March 13, 1996         $ .050
       June 12, 1996          $ .075
       September 11, 1996     $ .075
       December 11, 1996      $ .075
                              ------
        Total                 $ .275
                              ======


     While dividend policy is determined at the discretion of the Board of Directors of Maritrans Inc., management believes that it is likely Maritrans will pay quarterly cash dividends during 1998.

        Item 6. SELECTED FINANCIAL DATA ($000 except per share amounts)



                                                                              MARITRANS INC.
                                            ----------------------------------------------------------------------------------
                                                                         January 1 to December 31
                                                 1997            1996            1995            1994              1993
                                            -------------   -------------   -------------   -------------   ------------------
CONSOLIDATED INCOME STATEMENT DATA:
 Revenues ...............................     $ 135,781       $ 126,994       $ 124,527       $ 124,846        $  132,539
 Operating income before depreciation and
   amortization .........................        38,339          30,249          30,738          34,250            24,509
 Depreciation and amortization ..........        16,943          16,565          16,214          15,797            15,868
 Operating income .......................        21,396          13,684          14,524          18,453             8,641
 Interest expense, net ..................         7,565           9,494           9,454           9,934            10,373
 Income before income taxes .............        18,157           8,379           8,120          10,355             5,186
 Provision for income taxes .............         6,696           3,130           3,139           3,823            16,975(1)
 Net income (loss) ......................        11,461           5,249           4,981           6,532           (11,789)(1)
 Basic earnings per share ...............     $    0.95       $    0.44       $    0.41       $    0.52                --
 Diluted earnings per share .............     $    0.94       $    0.44       $    0.41       $    0.52                --
 Pro forma (loss) per share .............            --              --              --              --        $     (.94)(1)
 Cash dividends per share ...............     $   0.315       $   0.275       $    0.11       $    0.02                --
CONSOLIDATED BALANCE SHEET DATA
 (at period end):
 Total assets ...........................     $ 251,023       $ 235,221       $ 251,961       $ 257,609        $  253,038
 Long-term debt .........................        75,365          79,123         104,337         113,008           110,556
 Stockholders' equity ...................        90,795          82,594          79,875          81,173            74,874

------------
(1) On April 1, 1993, Maritrans Partners L.P. converted from partnership to corporate form, and Maritrans Inc. succeeded to all assets and liabilities of Maritrans Partners L.P. In the first quarter of 1993 Maritrans Partners L.P. recognized a net deferred income tax liability for temporary differences in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes," which resulted in a one-time charge to earnings of $16.6 million.

     In this annual report the statements contained or incorporated by reference that are not historical facts or statements of current condtion are forward-looking statements. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "forecasts," "will," or "anticipates," or the negative thereof or other variations thereon or comparable terminology, or by discussion of strategy or intentions. These forward-looking statements, such as statements regarding present or anticipated utilization, certification of safety programs, future revenues and customer relationships, capital expenditures, future financings, and other statements regarding matters that are not historical facts, involve predictions. The Company's actual results, performance, or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect the Company's actual results, performance, or achievements include, but are not limited to, the factors outlined in the Company's Form 10-K filed with the Securities Exchange Commission, and general financial, economic, environmental and regulatory conditions affecting the oil and marine transportation industry in general. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. Furthermore, the Company disclaims any obligation or intent to update any such factors or forward-looking statements to reflect future events or developments.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the consolidated financial condition and results of operations of Maritrans Inc. (the "Corporation"), and, together with its subsidiaries and its predecessor, Maritrans Partners L.P. (the "Partnership"), herein called "Maritrans" or the "Company."

Overview

     Historically, Maritrans has served the petroleum and petroleum product distribution industry by using tugs, barges and marine terminal facilities to provide marine transportation and terminalling services along the East and Gulf Coasts of the United States. Between 1993 and 1997, Maritrans has transported at least 218 million barrels annually. The high was 248 million barrels in 1993, and the low was 218 million barrels in 1996. Many factors affect the number of barrels transported and will affect future results for Maritrans, including its vessel and fleet size and average trip lengths, the continuation of federal law restricting United States point-to-point maritime shipping to U.S. vessels (the Jones Act), domestic oil consumption -- particularly in Florida and the northeastern U.S., environmental laws and regulations, oil companies' operating and sourcing decisions, competition, labor and training costs and liability insurance costs. Overall U.S. oil consumption during 1993-1997 fluctuated between 17.2 million and 18.6 million barrels a day.

     Since 1990, Maritrans has taken steps to modify the mix of operating characteristics of its fleet. Maritrans has increased its vessel capacity with the placing in service of its two largest oceangoing, double-hulled petroleum tank barges, the OCEAN 400 and MARITRANS 300, with capacities of approximately 400,000 and 300,000 barrels, respectively. In 1997, Maritrans made additional modifications to its fleet by acquiring three oil tankers varying between 230,000 and 260,000 barrels of capacity. Maritrans will be acquiring an additional 260,000-barrel oil tanker in 1998. Additionally, Maritrans has announced a pilot project to rebuild one of its existing, single-hulled, 190,000-barrel class barges with a double-hull design configuration to comply with the provisions of the Oil Pollution Act of 1990 ("OPA"). Should the one-barge pilot project prove successful, the Company intends to apply the same methodology to up to eight more of its existing large, oceangoing, single-hulled barges. Over this period, Maritrans has also made reductions in owned capacity, disposing of vessels which, due to their sizes and operating characteristics, Maritrans considered excess to its long-term business needs.

Legislation

     The enactment of OPA significantly increased the liability exposure of marine transporters of petroleum in the event of an oil spill. In addition, several states in which Maritrans operates have enacted legislation increasing the liability for oil spills in their waters. Maritrans currently maintains oil pollution liability insurance of $900 million on each of its vessels. There can be no assurance that such insurance will be adequate to cover potential liabilities in the event of a catastrophic spill, that additional premium costs will be recoverable through increased vessel charter rates, or that such insurance will continue to be available in satisfactory amounts.

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

     OPA will require the retirement of, or retrofitting with double hulls, all single-hulled petroleum tankers and barges operating in U.S. waters, including most of Maritrans' existing barges. The first of Maritrans' affected barges will have to be retired or retrofitted by 2003. However, most of Maritrans' large oceangoing, single-hulled barges will be affected January 1, 2005. Maritrans' barges under 5,000 gross registered tons are not scheduled for retirement until 2015. The two single-hulled tankers purchased in 1997 are affected in 2005 and 2006, respectively, at which time they will be required to comply with OPA or be operated outside U.S. waters. Approximately 19 percent of Maritrans' operating capacity has been qualified by the United States Coast Guard as meeting the double-hull requirements and, therefore, is allowed to continue operating without modification and without a legislatively determined retirement date. If Maritrans were to replace its entire single-hulled oil-carrying vessel capacity with newly built double hulls, the estimated cost would be approximately $500 million, based on an estimated replacement cost of $125 per barrel of capacity. This estimate could be higher as shipyard costs increase.

     During 1997, Maritrans announced plans for a pilot double-hull rebuild project to convert one of its existing, single-hulled 190,000-barrel class barges to a double-hull design configuration. Recently Maritrans awarded a shipyard contract to carry out the double-hull rebuilding and coating of the tanks for the barge to be used in the pilot project, the OCEAN 192, for a total cost of approximately $10 million. The results of this initial rebuild project, including subsequent performance of the vessel, will be evaluated in order to determine whether Maritrans enters into a multi-vessel rebuilding program for other single-hulled vessels of similar size. Maritrans believes that eight of its additional barges may be suitable candidates for the double-hull design and related construction methodology of the pilot project. If Maritrans were to double-hull these nine vessels, it would represent approximately 40 percent of Maritrans' operating capacity.


Results of Operations


 Year Ended December 31, 1997 Compared With Year Ended December 31, 1996


     Revenue for 1997 totalled $135.8 million compared with $127.0 million in 1996, an increase of $8.8 million or 6.9 percent. Barrels of cargo transported increased by 23.2 million, from 218.1 million to 241.3 million or 10.6 percent. Volumes in the comparable prior period were negatively impacted by the shutdowns of refinery capacity in the Delaware Valley area during the first part of 1996. The increase in volumes in 1997 is attributable to improvements in Maritrans' shorter-haul route business as those refineries were placed back in service. Several of the vessels that were reassigned to other geographic areas last year have been moved back into Delaware Valley-based trades. Utilization, as measured by revenue days divided by calendar days available, totaled 82.2 percent for 1997 compared to 75.7 percent in 1996. During 1997, contracts were renewed with some of Maritrans' larger customers. While a number of these contracts will result in lower revenue per barrel transported, Maritrans has gained either higher vessel utilization or higher volume commitments with those customers, and decreased its exposure to the spot market. The markets within which Maritrans operates continue to experience severe price competition for oil transportation services, which is expected to continue. Management believes, however, that the level of contractually committed utilization will partially insulate Maritrans from these pressures. Revenues from sources other than marine transportation decreased from 3.6 percent of total revenues in 1996 to 3.0 percent in 1997.


     Operating expenses of $114.4 million increased by $1.1 million or 0.9 percent from $113.3 million in 1996. The increase was due to the addition of two tug/barge units and three tankers in the fourth quarter, which increased vessel operating costs. Prior to the fourth quarter, operating costs had decreased primarily from earlier reductions in owned vessel capacity that Maritrans considered excess to its long-term needs due to the equipment's size and operating characteristics, and reduced general and administrative expenses.



     Interest expense decreased by $1.9 million from $9.5 million in 1996 to $7.6 million in 1997 due to lower levels of principal outstanding. Other income in 1997 increased by $0.1 million from $4.2 million in 1996 to $4.3 million in 1997 due primarily to greater interest earned on short-term investments.


     Net income for 1997 increased by $6.3 million to $11.5 million as a result of the aforementioned increased revenues and other income more than offsetting the increase in operating costs.


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


Liquidity and Capital Resources

     In 1997, existing cash and cash equivalents, augmented by operating activities and financing transactions, were sufficient to fully meet debt service obligations (including $10.2 million in required long-term debt repayments), to meet loan agreement restrictions, to make capital acquisitions and improvements, and to allow Maritrans to pay a dividend of $0.075 per common share in each of the first three quarters and $0.09 per common share in the last quarter. Maritrans believes that in 1998, funds provided by operating activities, augmented by financing transactions and investing activities, will be sufficient to finance operations, anticipated capital expenditures, lease payments and required debt repayments. Dividend payments are expected to continue quarterly in 1998.

     In October 1997, Maritrans completed the acquisition of six vessels from subsidiaries of Sun Company, Inc., ("Sun") for $30.9 million. In the transaction Maritrans purchased two petroleum tankers and two tug and barge units. Maritrans funded this acquisition with existing cash and cash equivalents. On October 17, 1997, Maritrans entered into a revolving credit facility for $33 million with Mellon Bank, N.A., which is collateralized by mortgages on acquired tankers.

     On October 10, 1997, Maritrans and Chevron U.S.A. Inc. ("Chevron") executed agreements for Maritrans' purchase of two Chevron petroleum tankers under certain conditions. The total cost to Maritrans is approximately $29.5 million. The Chevron vessels are 40,000 deadweight ton, double-hulled oil tankers that comply with all International Maritime Organization ("IMO") and OPA design criteria for future trading. The Company purchased the first vessel on November 7, 1997, for $13 million and expects to purchase the second vessel during 1998, if certain conditions are met. On November 6, 1997, Maritrans borrowed $12 million from its revolving credit facility with Mellon Bank, N.A. to complete the purchase of the first vessel. Maritrans expects to fund the second Chevron vessel acquisition with a combination of its cash and the revolving credit facility referred to above.

     In addition to the vessel acquisitions previously mentioned, capital expenditures in 1997 for improvements to its existing fleet of vessels and marine terminals were approximately $4 million compared to $3 million in 1996. Additionally, the Company advanced nearly $2 million (of an expected total cost of approximately $10 million) to a shipyard to begin work on prefabrication of a steel structure to be used in the Company's pilot project to rebuild and to coat the tanks of its single-hulled barge, the OCEAN 192, as a double-hulled barge. Total capital expenditure commitments at December 31, 1997, for the second Chevron vessel mentioned above and the OCEAN 192 double-hulling project totaled approximately $24 million.

     On May 7, 1997, the Company announced a year's extension to its previously announced stock buy-back plan to reacquire up to 1.8 million shares of its common stock, depending on market conditions. This amount represented approximately 15 percent of the 12.5 million shares outstanding at the beginning of the program. Maritrans intends to hold the majority of the shares as treasury stock, although some shares may be used for employee compensation plans and/or other corporate purposes. As of December 31, 1996, the Company had purchased 877,955 shares at a cost of approximately $5.1 million. No open market purchases were made in 1997. Maritrans has financed and expects that additional share purchases, if made, would be financed with internally generated funds.

Working Capital and Other Balance Sheet Changes


     In 1997, working capital was generated by operating activities, equipment sales, and proceeds under a revolving credit facility established in 1997. Current liabilities increased primarily due to an increase in costs accrued in advance of upcoming shipyard activities related to maintenance of vessels. The ratio of current assets to current liabilities declined from 1.95:1 at December 31, 1996 to 1.27:1 at December 31, 1997. Maritrans utilized available working capital to purchase marine vessels and equipment, repay scheduled long-term debt obligations, and make dividend payments.


Debt Obligations and Borrowing Facility


     At December 31, 1997, Maritrans had $85.1 million in total outstanding debt, secured by mortgages on substantially all of the fixed assets of the subsidiaries of the Corporation. The current portion of this debt at December 31, 1997, was $9.7 million. Maritrans has a $10 million working capital facility, secured by receivables and inventories of a subsidiary, which expires June 30, 1998, and which it expects to renew. This facility was not used in 1997. On October 17, 1997, Maritrans entered into a multi-year revolving credit facility for amounts up to $33 million with Mellon Bank, N.A. This facility is collateralized by mortgages on tankers acquired in 1997. Maritrans initially borrowed $12 million under this facility on November 6, 1997, and had $6 million remaining outstanding at December 31, 1997.


     At December 31, 1997 and 1996, total debt to total capitalization was 48 percent and 52 percent, respectively. For purposes of this calculation, total capitalization consists of long-term debt, including those portions that are current, and stockholders' equity.


Impact of Year 2000


     Some of the Company's older computer programs were written using two digits rather than four digits to define the applicable year. As a result, those programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. If left unchanged, this could cause a system failure or miscalculations causing disruptions in operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in normal similar business activities.


     The Company completed an assessment of its computing systems within the last few years and has begun rewriting software programs and replacing systems to take advantage of newer technology. As a result of this initiative over the past few years, the Company's operating systems will be Year 2000 compliant upon completion of these upgrades, which are scheduled to occur by December 31, 1998. This date is prior to any anticipated impact on its operating systems. The Company believes that with the conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company. The total remaining cost of this initiative is approximately $0.6 million, of which most is for the purchase of new software and which will be capitalized. The costs of the project and the date on which the Company believes it will complete the Year 2000 conversions are based on management's best estimates, which were derived utilizing certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to upgrade all relevant operating systems, and similar uncertainties.


Earnings per Common Share


     In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of outstanding stock options. Because of the Company's capital structure, diluted earnings per share is very similar to the previously reported earnings per share. Earnings per common share amounts for all periods have been presented, and where appropriate, restated to conform to Statement 128 requirements.

Impact of Recent Accounting Pronouncements

     In June, 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income and Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, both of which are required to be adopted on January 1, 1998. Statement 130 requires financial statement reporting of all non-owner related changes in equity for the periods being presented. Statement 131 requires disclosure of revenue, earnings and other financial information pertaining to business segments by which a company is managed, as well as factors used by management to determine segments. The Company believes adoption of Statement 130 will have no effect on its financial reporting and is currently evaluating the requirements of Statement 131 to determine the impact it will have on financial statement disclosures.


Item 8. FINANCIAL STATEMENTS & SUPPLEMENTAL DATA


                        Report of Independent Auditors

Stockholders and Board of Directors
Maritrans Inc.

We have audited the accompanying consolidated balance sheets of Maritrans Inc. as of December 31, 1997 and 1996, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(A). These financial statements and schedule are the responsibility of the management of Maritrans Inc. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maritrans Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                             ERNST & YOUNG LLP


Philadelphia, Pennsylvania
January 23, 1998

                                MARITRANS INC.
                          CONSOLIDATED BALANCE SHEETS

                                    ($000)



                                                                                   December 31,
                                                                            ---------------------------
                                                                                1997           1996
                                                                            ------------   ------------
ASSETS
Current assets:
 Cash and cash equivalents ..............................................     $ 13,312       $ 33,174
 Trade accounts receivable (net of allowance for doubtful accounts of
   $1,258 and $860, respectively) .......................................       18,073         16,730
 Other accounts receivable ..............................................        4,447          4,523
 Inventories ............................................................        5,066          5,823
 Deferred income tax benefit ............................................        3,491          2,234
 Prepaid expenses .......................................................        3,257          3,014
                                                                              --------       --------
      Total current assets ..............................................       47,646         65,498
Vessels, terminals and equipment ........................................      329,032        280,231
 Less accumulated depreciation ..........................................      132,316        117,741
                                                                              --------       --------
      Net vessels, terminals and equipment ..............................      196,716        162,490
Other ...................................................................        6,661          7,233
                                                                              --------       --------
      Total assets ......................................................     $251,023       $235,221
                                                                              ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Debt due within one year ...............................................     $  9,758       $ 10,213
 Trade accounts payable .................................................        2,390          3,016
 Accrued interest .......................................................        1,563          1,748
 Accrued shipyard costs .................................................        8,723          5,774
 Accrued wages and benefits .............................................        5,208          3,656
 Other accrued liabilities ..............................................        9,825          9,128
                                                                              --------       --------
      Total current liabilities .........................................       37,467         33,535
Long-term debt ..........................................................       75,365         79,123
Deferred shipyard costs .................................................       13,085          8,661
Other liabilities .......................................................        5,326          5,364
Deferred income taxes ...................................................       28,985         25,944
Stockholders' equity:
 Preferred stock, $.01 par value, authorized 5,000,000 shares; none
   issued ...............................................................           --             --
 Common stock, $.01 par value, authorized 30,000,000 shares;
   issued: 1997 -- 12,996,157 shares; 1996 -- 12,837,867 shares .........          130            128
 Capital in excess of par value .........................................       76,881         75,874
 Retained earnings ......................................................       20,049         12,372
 Less: Cost of shares held in treasury
      1997 -- 940,896 shares; 1996 -- 877,955 shares ....................       (5,433)        (5,067)
   Unearned Compensation ................................................         (832)          (713)
                                                                              --------       --------
      Total stockholders' equity ........................................       90,795         82,594
                                                                              --------       --------
      Total liabilities and stockholders' equity ........................     $251,023       $235,221
                                                                              ========       ========

                            See accompanying notes.

                                MARITRANS INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                        ($000 except per share amounts)



                                                                  For the year ended December 31,
                                                              ---------------------------------------
                                                                  1997          1996          1995
                                                              -----------   -----------   -----------
Revenues ..................................................    $135,781      $126,994      $124,527
Costs and expenses:
 Operation expense ........................................      69,290        67,286        65,260
 Maintenance expense ......................................      19,699        20,289        19,879
 General and administrative ...............................       8,453         9,170         8,650
 Depreciation and amortization ............................      16,943        16,565        16,214
                                                               --------      --------      --------
                                                                114,385       113,310       110,003
                                                               --------      --------      --------
Operating income ..........................................      21,396        13,684        14,524
Interest expense (net of capitalized interest of $0, $0 and
 $955, respectively) ......................................      (7,565)       (9,494)       (9,454)
Other income, net .........................................       4,326         4,189         3,050
                                                               --------      --------      --------
Income before income taxes ................................      18,157         8,379         8,120
Income tax provision ......................................       6,696         3,130         3,139
                                                               --------      --------      --------
Net income ................................................    $ 11,461      $  5,249      $  4,981
                                                               ========      ========      ========
Basic earnings per share ..................................    $   0.95      $   0.44      $   0.41
Diluted earnings per share ................................    $   0.94      $   0.44      $   0.41

                            See accompanying notes.

                                MARITRANS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               Increase (Decrease) in Cash and Cash Equivalents

                                    ($000)



                                                                        For the year ended December 31,
                                                                   -----------------------------------------
                                                                       1997           1996          1995
                                                                   ------------   -----------   ------------
Cash flows from operating activities:
 Net income ....................................................    $  11,461      $   5,249     $   4,981
 Adjustments to reconcile net income to net cash pro-
   vided by (used in) operating activities:
   Depreciation and amortization ...............................       16,943         16,565        16,214
   Deferred income taxes .......................................        1,729            340         2,560
   Stock compensation ..........................................          381            347            --
   Changes in receivables, inventories, and prepaid
    expenses ...................................................         (753)        (3,810)        1,166
   Changes in current liabilities other than debt ..............        3,387          2,067         1,403
   Non-current changes, net ....................................        3,125          1,063          (532)
   (Gain) loss on sale of equipment ............................       (2,049)        (3,250)          (24)
                                                                    ---------      ---------     ---------
Total adjustments to net income ................................       22,763         13,322        20,787
                                                                    ---------      ---------     ---------
   Net cash provided by (used in) operating activities .........       34,224         18,571        25,768
Cash flows from investing activities:
 Acquisition of investments held-to-maturity ...................           --        (27,684)      (28,064)
 Maturity of investments held-to-maturity ......................           --         35,228        28,520
 Cash proceeds from sale of marine vessels, terminals
   and equipment ...............................................        5,066          5,558           340
 Purchase of marine vessels, terminals and equipment ...........      (51,298)        (2,983)      (15,323)
                                                                    ---------      ---------     ---------
   Net cash provided by (used in) investing activities .........      (46,232)        10,119       (14,527)
Cash flows from financing activities:
 Proceeds from stock option exercises ..........................          143            378            --
 Payment of long-term debt .....................................      (10,213)       (23,672)       (7,654)
 New borrowings under revolving credit facility ................       12,000             --            --
 Repayments of borrowings under revolving credit
   facility ....................................................       (6,000)            --            --
 Purchase of treasury stock ....................................           --             --        (5,059)
 Dividends declared and paid ...................................       (3,784)        (3,255)       (1,319)
                                                                    ---------      ---------     ---------
   Net cash provided by (used in) financing activities .........       (7,854)       (26,549)      (14,032)
Net increase (decrease) in cash and cash equivalents ...........      (19,862)         2,141        (2,791)
Cash and cash equivalents at beginning of year .................       33,174         31,033        33,824
                                                                    ---------      ---------     ---------
Cash and cash equivalents at end of year .......................    $  13,312      $  33,174     $  31,033
                                                                    =========      =========     =========
Supplemental Disclosure of Cash Flow Information:
Interest paid ..................................................    $   7,661      $   9,908     $  10,353
Income taxes paid ..............................................    $   4,500      $   1,050     $      85

                            See accompanying notes.

                                MARITRANS INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                     ($000)




                                       Common       Capital in
                                    Stock, $.01      excess of     Retained       Treasury         Unearned
                                     Par Value       Par Value     Earnings         Stock        Compensation       Total
                                   -------------   ------------   ----------   --------------   --------------   ----------
Balance at January 1, 1995 .....        $125          $74,332      $  6,716            --               --        $ 81,173
Net income January 1, 1995
 to December 31, 1995 ..........                                      4,981                                          4,981
Cash dividends ($0.11 per
 share of Common Stock).........                                     (1,319)                                        (1,319)
Purchase of treasury stock .....                                                  $(5,059)                          (5,059)
Stock incentives ...............           1              184                                       $  (86)             99
                                        ----          -------      --------       --------          ------        --------
Balance at December 31, 1995 ...         126           74,516        10,378        (5,059)             (86)         79,875
Net income, January 1, 1996
 to December 31, 1996 ..........                                      5,249                                          5,249
Cash dividends ($0.275 per
 share of Common Stock).........                                     (3,255)                                        (3,255)
Stock incentives ...............           2            1,358                            (8)          (627)            725
                                        ----          -------      --------       --------          ------        --------
Balance at December 31, 1996 ...         128           75,874        12,372        (5,067)            (713)         82,594
Net income January 1, 1997
 to December 31, 1997 ..........                                     11,461                                         11,461
Cash dividends ($0.315 per
 share of Common Stock).........                                     (3,784)                                        (3,784)
Stock incentives ...............           2            1,007                        (366)            (119)            524
                                        ----          -------      --------       --------          ------        --------
Balance at December 31, 1997 ...        $130          $76,881      $ 20,049       $(5,433)          $ (832)       $ 90,795
                                        ====          =======      ========       =========         ======        ========

                            See accompanying notes.

                           NOTES TO THE CONSOLIDATED

                             FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies

 Organization

     Maritrans Inc. owns Maritrans Operating Partners L.P. (the "Operating Partnership"), Maritrans General Partner Inc., Maritrans Tankers Inc., Maritrans Barge Co., Maritrans Holdings Inc. and other Maritrans entities (collectively, the "Company"). These subsidiaries, directly and indirectly, own and operate oil tankers, tugboats, and oceangoing petroleum tank barges principally used in the transportation of oil and related products along the Gulf and Atlantic Coasts, and own and operate petroleum storage facilities on the Atlantic Coast.

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

 Vessels, Terminals and Equipment

     Equipment, which is carried at cost, is depreciated using the straight-line method. Vessels are depreciated over a period of up to 30 years. Certain electronic equipment is depreciated over periods of 7 to 10 years. Petroleum storage tanks are depreciated over periods of up to 25 years. Other equipment is depreciated over periods ranging from 2 to 20 years. Gains or losses on dispositions of fixed assets are included in other income in the accompanying consolidated statements of income.

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

 Significant Customers

     During 1997, the Company derived revenues aggregating 50 percent of total revenues from 3 customers, each one representing 10 percent or more of total revenues. In 1996, revenues from 3 customers aggregated 42 percent of total revenues and in 1995, revenues from 4 customers aggregated 54 percent of total revenues. The

                           NOTES TO THE CONSOLIDATED

1. Organization and Significant Accounting Policies  -- (Continued)

Company does not necessarily derive 10 percent or more of its total revenues from the same group of customers each year. In 1997, approximately 77 percent of the Company's revenues were generated by 10 customers. Credit is extended to various companies in the petroleum industry in the normal course of business. This concentration of credit risk within this industry may be affected by changes in economic or other conditions and may, accordingly, affect overall credit risk of the Company.

 Related Parties

     The Company obtained protection and indemnity insurance coverage from a mutual insurance association, whose chairman is also the chairman of Maritrans Inc. The related insurance expense was $2,536,000, $2,654,000 and $2,700,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

     In 1997, 1996 and 1995 the Company paid amounts for the lease of office space and for legal services to a law firm, a partner of which serves on the Company's Board of Directors.



                                          1997      1996       1995
                                         ------   --------   -------
                                                   ($000)
       Lease of office space .........    $228      $277      $277
       Legal services ................     232       163       233
                                          ----      ----      ----
       Total .........................    $460      $440      $510
                                          ====      ====      ====

 Earnings per Common Share

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of outstanding stock options. Because of the Company's capital structure, diluted earnings per share is very similar to the previously reported earnings per share. Earnings per common share amounts for all periods have been presented, and where appropriate, restated to conform to Statement 128 requirements.

 Impact of Recent Accounting Pronouncements

     In June, 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income and Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, both of which are required to be adopted on January 1, 1998. Statement 130 requires financial statement reporting of all non-owner related changes in equity for the periods being presented. Statement 131 requires disclosure of revenue, earnings and other financial information pertaining to business segments by which a company is managed, as well as factors used by management to determine segments. The Company believes adoption of Statement 130 will have no effect on its financial reporting and is currently evaluating the requirements of Statement 131 to determine the impact it will have on financial statement disclosures.

2. Earnings per Common Share

     The following data show the amounts used in computing earnings per share
(EPS) and the effect on income and the weighted average number of shares of dilutive potential common stock.



                                                     1997           1996          1995
                                                  ----------   -------------   ---------
                                                                (thousands)
       Income available to common stockholders
        used in basic EPS .....................    $11,461        $ 5,249       $ 4,981
       Weighted average number of common
        shares used in basic EPS ..............     12,003         11,828        12,150
       Effect of dilutive securities:
         Stock options ........................        177            107           110
       Weighted number of common shares and
        dilutive potential common stock used in
        diluted EPS ...........................     12,180         11,935        12,260


                           NOTES TO THE CONSOLIDATED

3. Shareholder Rights Plan

     In 1993, Maritrans Inc. adopted a Shareholder Rights Plan (the "Plan") in connection with the conversion from partnership to corporate form. Under the Plan, each share of Common Stock has attached thereto a Right (a "Right") which entitles the registered holder to purchase from the Company one one-hundredth of a share (a "Preferred Share Fraction") of Series A Junior Participating Preferred Shares, par value $.01 per share, of the Company ("Preferred Shares"), or a combination of securities and assets of equivalent value, at a Purchase Price of $40, subject to adjustment. Each Preferred Share Fraction carries voting and dividend rights that are intended to produce the equivalent of one share of Common Stock. The Rights are not exercisable for a Preferred Share Fraction until the earlier of (each, a "Distribution Date") (i) 10 days following a public announcement that a person or group has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the outstanding shares of Common Stock or (ii) the close of business on a date fixed by the Board of Directors following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 20% or more of the outstanding shares of Common Stock.

     The Rights may be exercised for Common Stock if a "Flip-in" or "Flip-over" event occurs. If a "Flip-in" event occurs and the Distribution Date has passed, the holder of each Right, with the exeception of the acquiror, is entitled to purchase $40 worth of Common Stock for $20. The Rights will no longer be exercisable into Preferred Shares at that time. "Flip-in" events are events relating to 20% stockholders, including without limitation, a person or group acquiring 20% or more of the Common Stock, other than in a tender offer that, in the view of the Board of Directors, provides fair value to all of the Company's shareholders. If a "Flip-over" event occurs, the holder of each Right is entitlted to purchase $40 worth of the acquiror's stock for $20. A "Flip-over" event occurs if the Company is acquired or merged and no outstanding shares remain or if 50% of the Company's assets or earning power is sold or transferred. The Plan prohibits the Company from entering into this sort of transaction unless the acquiror agrees to comply with the "Flip-over" provisions of the Plan.

     The Rights can be redeemed by the Company for $.01 per Right until up to ten days after the public announcement that someone has acquired 20% or more of the Company's Common Stock (unless the redemption period is extended by the Board in its discretion). If the Rights are not redeemed or substituted by the Company, they will expire on August 1, 2002.


4. Cash and Cash Equivalents

     Cash and cash equivalents at December 31, 1997, and 1996 consisted of cash and commercial paper, the carrying value of which approximates fair value. For purposes of the consolidated financial statements, short-term highly liquid debt instruments with original maturities of three months or less are considered to be cash equivalents.


5. Stock Incentive Plans

     The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FAS Statement No. 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options. The effect of applying Statement No. 123's fair value method to the Company's stock-based awards results in pro forma net income that is not materially different from amounts reported and earnings per share that are the same as the amounts reported.

     Maritrans Inc. has a stock incentive plan (the "Plan"), whereby non-employee directors, officers and other key employees may be granted stock, stock options and, in certain cases, receive cash under the Plan. Any outstanding options granted under the Plan are exercisable at a price not less than market value of the shares on the date of grant. Amendments were made to the Plan and approved by the stockholders in 1997. The amendments included increasing the aggregate number of shares available for issuance under the Plan from 1,250,000 shares

                           NOTES TO THE CONSOLIDATED
to 1,750,000 shares. Additionally, the amendments provide for the automatic grant of non-qualified stock options to non-employee directors, on a formulaic biannual basis, of options to purchase shares equal to two multiplied by the aggregate number of shares distributed to such non-employee director under the Plan during the preceding calendar year. In 1997, there were 9,986 options and 5,963 shares issued to non-employee directors. Compensation expense equal to the fair market value on the date of the grant to the directors is included in general and administrative expense in the consolidated statement of income.

     During 1997, there were 90,667 shares of restricted stock issued under the Plan. The restrictions lapse over a five year period. The shares are subject to forfeiture under certain circumstances. Unearned compensation, representing the fair market value of the shares at the date of issuance, is amortized to expense as the restrictions lapse. At December 31, 1997 and 1996, 744,252 and 230,467 remaining shares within the Plan were reserved for grant.

     Information on stock options follows:


                                                                    Weighted Average
                                     Number of       Exercise           Exercise
                                      Options          Price             Price
                                    -----------   --------------   -----------------
Outstanding at 12/31/94 .........     568,817       4.00-5.00             4.28
 Granted ........................     115,133       5.63-6.00             5.77
 Exercised ......................      11,331           4.00              4.00
 Cancelled or forfeited .........      52,976       4.00-5.00             4.59
 Expired ........................          --             --               --
                                      -------     -----------            -----
Outstanding at 12/31/95 .........     619,643       4.00-6.00             4.54
 Granted ........................     159,428       5.25-5.375            5.32
 Exercised ......................      96,911       4.00-5.375            4.10
 Cancelled or forfeited .........          --             --               --
 Expired ........................          --             --               --
                                      -------     ------------           -----
Outstanding at 12/31/96 .........     682,160       4.00-6.00             4.79
 Granted ........................      76,939      5.875-7.937            7.33
 Exercised ......................      71,264       4.00-5.625            4.60
 Cancelled or forfeited .........     140,637       5.25-6.25             5.45
 Expired ........................          --             --              --
                                      -------     ------------           -----
Outstanding at 12/31/97 .........     547,198       4.00-7.937            5.01
                                      -------     ------------           -----
Exercisable
   December 31, 1995 ............     178,609       4.00-5.00             4.10
   December 31, 1996 ............     208,957       4.00-5.00             4.20
   December 31, 1997 ............     362,575       4.00-6.00             4.44

     Outstanding options are exercisable in installments over two to four years and expire beginning in 2002.

6. Income Taxes
     The income tax provision consists of:


                              1997        1996        1995
                           ---------   ---------   ---------
                                        ($000)
    Current:
       Federal .........    $4,553      $2,788      $  576
       State ...........       414           2           3
    Deferred:
       Federal .........    $1,753      $  272      $2,391
       State ...........       (24)         68         169
                            ------      ------      ------
                            $6,696      $3,130      $3,139
                            ======      ======      ======

                           NOTES TO THE CONSOLIDATED

6. Income Taxes  -- (Continued)

     The differences between the federal income tax rate of 35 percent in 1997, 1996 and 1995, and the effective tax rates were as follows:


                                                                         1997        1996        1995
                                                                      ---------   ---------   ---------
                                                                                   ($000)
    Statutory federal tax provision ...............................    $6,355      $2,932      $2,842
    State income taxes, net of federal income tax benefit .........       253          46         112
    Non-deductible items ..........................................        88         152         181
    Other .........................................................        --          --           4
                                                                       ------      ------      ------
                                                                       $6,696      $3,130      $3,139
                                                                       ======      ======      ======


     Principal items comprising deferred income tax liabilities and assets as of December 31, 1997 and 1996 are:


                                                                  1997         1996
                                                               ----------   ----------
                                                                       ($000)
    Deferred tax liabilities:
       Depreciation ........................................    $38,293      $35,423
       Prepaid expenses ....................................      1,660        1,828
                                                                -------      -------
                                                                 39,953       37,251
                                                                -------      -------
    Deferred tax assets:
       Reserves and accruals ...............................     10,531        8,598
       Net operating loss and credit carryforwards .........      3,928        4,943
                                                                -------      -------
                                                                 14,459       13,541
                                                                -------      -------
    Net deferred tax liabilities ...........................    $25,494      $23,710
                                                                =======      =======


     At December 31, 1997, Maritrans Inc. has net operating loss carryforwards of approximately $14.1 million for income tax reporting purposes which expire in the year 2005 and thereafter. The Company has an Alternative Minimum Tax credit of $6.0 million at December 31, 1997 which does not expire.

7. Retirement Plans
     Most of the shoreside employees and substantially all of the seagoing supervisors participate in a qualified defined benefit retirement plan of Maritrans Inc. Net periodic pension costs were determined under the projected unit credit actuarial method. Pension benefits are primarily based on years of service and begin to vest after two years. Employees who are members of unions participating in Maritrans' collective bargaining agreements are not eligible to participate in the qualified defined benefit retirement plan of Maritrans Inc.
     The weighted average discount rate, used to determine the actuarial present value of the projected benefit obligation, and the expected long-term rate of return on plan assets was 6.75 percent for all periods. The weighted average assumed rate of compensation increase used to determine the actuarial present value of the projected benefit obligation was 5 percent for all periods.
     Net periodic pension costs included the following components for the years ended December 31:



                                                              1997          1996          1995
                                                          -----------   -----------   -----------
                                                                          ($000)
Service cost of current period ........................    $  1,440      $  1,548      $  1,581
Interest cost on projected benefit obligation .........       1,451         1,365         1,237
Actual (gain) loss on plan assets .....................      (3,572)       (2,031)       (3,094)
Net (amortization) and deferral .......................       1,787           423         1,745
                                                           --------      --------      --------
Net pension cost ......................................    $  1,106      $  1,305      $  1,469
                                                           ========      ========      ========

                           NOTES TO THE CONSOLIDATED

     7. Retirement Plans  -- (Continued)

     The following table sets forth the plan's funded status at December 31, 1997 and 1996:



                                                                 1997         1996
                                                              ----------   ----------
                                                                      ($000)
Actuarial present value of benefit obligations:
   Vested benefit obligation ..............................    $ 19,091     $17,754
                                                               ========     =======
   Accumulated benefit obligation .........................    $ 19,991     $18,679
                                                               ========     =======
   Projected benefit obligation ...........................    $ 24,044     $22,834
                                                               ========     =======
Plan assets at fair value, primarily publicly traded stocks
 and bonds ................................................    $ 27,256     $23,188
                                                               ========     =======
Plan assets (greater) less than projected benefit obliga-
 tion .....................................................      (3,212)       (354)
Unrecognized net gain on plan's assets ....................       6,280       3,289
Net assets being amortized over 15 years ..................         803       1,006
                                                               --------     -------
Accrued pension cost recognized in the financial state-
 ments ....................................................    $  3,871     $ 3,941
                                                               ========     =======

     Substantially all of the shoreside employees and seagoing supervisors also participate in a qualified defined contribution plan. Contributions under the plan are determined annually by the Board of Directors of Maritrans Inc. The cost of the plan was $779,000, $0 and $1,005,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

     Contributions to industry-wide, multi-employer seamen's pension plans, which cover substantially all seagoing personnel covered under collective bargaining agreements, were approximately $479,000, $474,000 and $480,000 for the years ended December 31, 1997, 1996 and 1995, respectively. These contributions include funding for current service costs and amortization of prior service costs of the various plans over periods of 30 to 40 years. The pension trusts and union agreements provide that contributions be made at a contractually determined rate per man-day worked. Maritrans Inc. and its subsidiaries are not administrators of the multi-employer seamen's pension plans.


8. Debt
     At December 31, 1997, total outstanding debt of the subsidiaries of Maritrans Inc. is $85.1 million, $75.4 million of which is long-term. At December 31, 1996, total outstanding debt was $89.3 million, $79.1 million of which was long-term. The debt is secured by mortgages on substantially all of the fixed assets of those subsidiaries. At December 31, 1997, total outstanding debt consists of several series -- $6.0 million maturing through 2000, $5.4 million maturing through 2002, $8.7 million maturing through 2005, and $65.0 million maturing through 2006. The weighted average interest rate on this indebtedness is 8.83 percent. Terms of the indebtedness require the subsidiaries to maintain their properties in a specific manner, maintain specified insurance on their properties and business, and abide by other covenants which are customary with respect to such borrowings. At December 31, 1996, the total outstanding debt consisted of several series -- $8.5 million maturing through 1997, $6.6 million maturing through 1998, $9.2 million maturing through 2005 and $65.0 million maturing from 1998 through 2006.
     In 1997, Maritrans entered into a multi-year revolving credit facility for amounts up to $33 million with Mellon Bank, N.A. This facility is collateralized by mortgages on tankers acquired in 1997. Maritrans initially borrowed $12 million under this facility on November 6, 1997, and had $6 million remaining outstanding at December 31, 1997.
     The Operating Partnership has a $10 million working capital facility secured by its receivables and inventories. There were no borrowings under this facility during fiscal 1997.

                           NOTES TO THE CONSOLIDATED

8. Debt  -- (Continued)

     Based on the borrowing rates currently available for loans with similar terms and maturities, the fair value of long term debt was $85.9 million and $87.7 million at December 31, 1997 and 1996, respectively.
     The maturity schedule for outstanding indebtedness under existing debt agreements at December 31, 1997, is as follows:



                                       ($000)
                                     ---------
  1998 ...........................    $ 9,758
  1999 ...........................      9,808
  2000 ...........................     15,862
  2001 ...........................      9,920
  2002 ...........................      9,384
  2003 -- 2007 ...................     30,391
                                      -------
                                      $85,123
                                      =======


9. Commitments and Contingencies

     Minimum future rental payments under noncancellable operating leases at December 31, 1997, are as follows:



                                       ($000)
                                     ---------
  1998 ...........................    $ 1,995
  1999 ...........................      1,854
  2000 ...........................      2,012
  2001 ...........................      2,012
  2002 ...........................      2,012
  2003 -- 2007 ...................      5,201
                                      -------
                                      $15,086
                                      =======


     The indenture governing the Operating Partnership's long-term debt permits cash distributions by Maritrans Operating Partners L.P. to Maritrans Inc., so long as no default exists under the indenture and provided that such distributions do not exceed contractually prescribed amounts.


     Total capital expenditure commitments at December 31, 1997, are approximately $24 million.


     In the ordinary course of its business, claims are filed against the Company for alleged damages in connection with its operations. Management is of the opinion that the ultimate outcome of such claims at December 31, 1997 will not have a material adverse effect on the consolidated financial statements.



10. Quarterly Financial Data (Unaudited)



                                           First         Second          Third         Fourth
                                          Quarter        Quarter        Quarter        Quarter
                                       ------------   ------------   ------------   ------------
                                                   ($000, except per share amounts)
1997
----
Revenues ...........................     $ 31,812       $ 31,472       $ 33,548       $ 38,949
Operating income ...................        5,172          4,955          6,086          5,183
Net income .........................        1,891          2,999          3,905          2,666
Basic earnings per share ...........     $   0.16       $   0.25       $   0.33       $   0.22
Diluted earnings per share .........     $   0.16       $   0.25       $   0.32       $   0.22

                           NOTES TO THE CONSOLIDATED

10. Quarterly Financial Data (Unaudited)  -- (Continued)


                                           First         Second          Third         Fourth
                                          Quarter        Quarter        Quarter        Quarter
                                       ------------   ------------   ------------   ------------
                                                   ($000, except per share amounts)
1996
----
Revenues ...........................     $ 31,586       $ 30,959       $ 31,831       $ 32,618
Operating income ...................        3,025          2,001          4,326          4,332
Net income .........................          709            215          1,511          2,814
Basic earnings per share ...........     $   0.06       $   0.02       $   0.13       $   0.23
Diluted earnings per share .........     $   0.06       $   0.02       $   0.13       $   0.23

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.


                                   PART III


Item 10. Directors and Executive Officers of the Registrant

     Information with respect to directors of the Registrant, and information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, is incorporated herein by reference to the Corporation's definitive Proxy Statement (the "Proxy Statement") to be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days after the close of the year ended December 31, 1997, under the captions "Information Regarding Nominees For Election As Directors And Regarding Continuing Directors" and "Section 16(A) Beneficial Ownership Reporting Compliance."

     The individuals listed below are directors and executive officers of Maritrans Inc. or its subsidiaries.



                  Name                     Age(1)                                Position
---------------------------------------   --------   ---------------------------------------------------------------
Stephen A. Van Dyck (4)(5) ............     54       Chairman of the Board of Directors and Chief Executive Officer
Dr. Robert E. Boni (2)(3)(4) ..........     70       Director
Dr. Craig E. Dorman (2)(3) ............     57       Director
Robert J. Lichtenstein(4)(5) ..........     50       Director
Eric H. Schless(2)(4) .................     43       Director
H. William Brown ......................     59       Chief Financial Officer
Janice M. Smallacombe .................     38       President, Maritrans Management Services Inc.
John J. Burns .........................     45       President, Maritrans Operating Partners L.P.
Steven E. Welch .......................     46       President, Maritrans Marketing Inc.
Walter T. Bromfield ...................     42       Treasurer and Controller

------------
(1) As of March 1, 1998
(2) Member of the Compensation Committee
(3) Member of the Audit Committee
(4) Member of the Finance Committee
(5) Member of the Nominating Committee

     Mr. Van Dyck has been Chairman of the Board and Chief Executive Officer of the Company and its predecessor since April 1987. For the previous year, he was a Senior Vice President -- Oil Services, of Sonat Inc. and Chairman of the Boards of the Sonat Marine Group, another predecessor, and Sonat Offshore Drilling Inc. For more than five years prior to April 1986, Mr. Van Dyck was the President and a director of the Sonat Marine Group and Vice President of Sonat Inc. Mr. Van Dyck is a member of the Board of Directors of Amerigas Propane, Inc. Mr. Van Dyck is also the Chairman of the Board and a director of the West of England Ship Owners Mutual Insurance Association (Luxembourg), a mutual insurance association. He is a member of the Company's Finance (Chairman) and Nominating Committees of the Board of Directors. See "Certain Transactions" in the Proxy Statement.

     Mr. Brown was named Chief Financial Officer of the Company in June 1997. Previously, Mr. Brown was Chief Financial Officer of Conrail Inc., where he had been employed since 1986. Mr. Brown is also a member of the Board of Directors of XTRA Corporation.

     Ms. Smallacombe is President of Maritrans Management Services Inc. and has been continuously employed by the Company or its predecessors in various capacities since 1982.

     Mr. Burns is President of Maritrans Operating Partners L.P. and has been continuously employed by the Company or its predecessors in various capacities since 1975.

     Mr. Welch is President of Maritrans Marketing Inc. and has been continuously employed by the Company or its predecessors in various capacities since 1977.

     Mr. Bromfield is Treasurer and Controller of the Company, and has been continously employed in various capacities by Maritrans or its predecessors since 1981.


Items 11, 12 and 13.

     The information required by Item 11, Executive Compensation, by Item 12, Security Ownership of Certain Beneficial Owners and Management, and by Item 13, Certain Relationships and Related Transactions, is incorporated herein by reference to the Proxy Statement under the headings "Compensation of Directors and Executive Officers", "Security Ownership of Certain Beneficial Owners and Management" and "Certain Transactions".

                                    PART IV



                                                                                                       Page
                                                                                                      -----
Item 14.            EXHIBITS, FINANCIAL STATEMENT
                    SCHEDULES AND REPORTS ON FORM 8-K
       (a) (1)      Financial Statements

                    Report of Independent Auditors                                                     17
                    Maritrans Inc. Consolidated Balance Sheets at December 31, 1997, and 1996.         18
                    Maritrans Inc. Consolidated Statements of Income for the years ended               19
                    December 31, 1997, 1996, and 1995.
                    Maritrans Inc. Consolidated Statements of Cash Flows for the years ended           20
                    December 31, 1997, 1996, and 1995.
                    Maritrans Inc. Consolidated Statements of Stockholders' Equity for the years       21
                    ended December 31, 1997, 1996 and 1995.
                    Notes to the Consolidated Financial Statements.                                    22
       (2)          Financial Statement Schedules
                    Schedule II Maritrans Inc. Valuation Account for the years ended December 31,      36
                    1997, 1996, and 1995.
                    All other schedules called for under Regulation S-X are not submitted because they are not applicable, not required, or because the required information is not material, or is included in the financial statements or notes thereto.
       (b)          Reports on Form 8-K
                    One report on Form 8-K was filed on October 28, 1997, pertaining to Maritrans Inc.'s acquisition of six marine vessels from subsidiaries of Sun Company, Inc. The purchase was completed by subsidiaries of Maritrans Inc.

(c) Exhibits



                                               Exhibit Index                                                   Page
-----------------------------------------------------------------------------------------------------------   -----
     3.1#           Certificate of Incorporation of the Registrant, as amended.
     3.2#           By Laws of the Registrant.
     4.1            Certain instruments with respect to long-term debt of the Registrant or Maritrans
                    Operating Partners L.P., Maritrans Philadelphia Inc. or Maritrans Barge Company
                    which relate to debt that does not exceed 10 percent of the total assets of the Regis-
                    trant are omitted pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K. Maritrans
                    hereby agrees to furnish supplementally to the Securities and Exchange Commission a copy of each such instrument upon request.
    10.1*           Amended and Restated Agreement of Limited Partnership of Maritrans Operating
                    Partners L.P., dated as of April 14, 1987 (Exhibit 3.2).
    10.2+           Certificate of Limited Partnership of Maritrans Operating Partners L.P., dated
                    January 29, 1987 (Exhibit 3.4).
    10.3*           Form of Maritrans Capital Corporation Note Purchase Agreement, dated as of March
                    15, 1987 (Exhibit 10.6).
    10.3(a)*        Indenture of Trust and Security Agreement, dated as of March 15, 1987 from
                    Maritrans Operating Partners L.P. and Maritrans Capital Corporation to The Wilm-
                    ington Trust Company (Exhibit 10.6(a)).
    10.3(b)*        Form of First Preferred Ship Mortgage, dated April 14, 1987 from Maritrans
                    Operating Partners L.P., mortgagor, to The Wilmington Trust Company, mortgagee
                    (Exhibit 10.6(b)).
    10.3(c)*        Guaranty Agreement by Maritrans Operating Partners L.P. regarding $35,000,000
                    Series A Notes Due April 1, 1997 and $80,000,000 Series B Notes Due April 1,
                    2007 of Maritrans Capital Corporation (Exhibit 10.6(c)).
    10.3(d)=        Second Supplemental Indenture of Trust and Security Agreement, dated as of
                    April 1, 1996 from Maritrans Operating Partners L.P. and Maritrans Capital Corpo-
                    ration to Wilmington Trust Company, as Trustee.
    10.3(e)=        Supplement To First Preferred Ship Mortgages, dated May 8, 1996 from Maritrans
                    Operating Partners L.P., Mortgagor, to Wilmington Trust Company, as Trustee,
                    Mortgagee.
    10.4-           Credit Agreement of October 17, 1997, by and among Maritrans Tankers Inc., Mari-
                    trans Inc., and Mellon Bank, N.A. for a revolving credit facility up to $33,000,000
                    (Exhibit 10.2).
    10.4(a)-        Guaranty (Suretyship) Agreement of October 17, 1997, by Maritrans Inc. regarding up to $50,000,000 in principal amount of credit accomodations to Maritrans Tankers
                    Inc. by Mellon Bank, N.A. (Exhibit 10.1).
    10.4(b)-        Note of Maritrans Tankers Inc. to Mellon Bank, N.A., dated October 17, 1997
                    (Exhibit 10.3).
    10.4(c)-        First Preferred Ship Mortgage, dated October 17, 1997, by Maritrans Tankers Inc., mortgagor, to Mellon Bank, N.A., mortgagee, on the vessel ALLEGIANCE (Exhibit
                    10.4).
    10.4(d)-        First Preferred Ship Mortgage, dated October 17, 1997, by Maritrans Tankers Inc., mortgagor, to Mellon Bank, N.A., mortgagee, on the vessel PERSEVERANCE
                    (Exhibit 10.5).

                                          Exhibit Index                                             Page
-------------------------------------------------------------------------------------------------   -----
            Executive Compensation Plans and Arrangements
 10.5       Severance and Non-Competition Agreement, as amended and restated effective July
            7, 1997, between Maritrans General Partner Inc. and John C. Newcomb.
 10.6       Severance and Non-Competition Agreement, as amended and restated effective July
            7, 1997, between Maritrans General Partner Inc. and John J. Burns.
 10.7-      Employment Agreement, dated October 5, 1993 between Maritrans General Partner
            Inc. and Stephen A. Van Dyck (Exhibit 10.6).
 10.8       Severance and Non-Competition Agreement, as amended and restated effective July
            7, 1997, between Maritrans General Partner Inc. and Steven E. Welch.
 10.9       Severance and Non-Competition Agreement, as amended and restated effective July
            7, 1997, between Maritrans General Partner Inc. and Janice M. Smallacombe.
 10.10-     Profit Sharing and Savings Plan of Maritrans Inc. as amended and restated effective
            November 1, 1993 (Exhibit 10.13).
 10.11@     Executive Award Plan of Maritrans GP Inc. (Exhibit 10.31).
 10.12@     Excess Benefit Plan of Maritrans GP Inc. as amended and restated effective January
            1, 1988 (Exhibit 10.32).
 10.13@     Retirement Plan of Maritrans GP Inc. as amended and restated effective January 1,
            1989 (Exhibit 10.33).
 10.14-     Performance Unit Plan of Maritrans Inc. effective April 1, 1993 (Exhibit 10.17).
 10.15&     Executive Compensation Plan as amended and restated effective March 18, 1997.
 21.1       Subsidiaries of Maritrans Inc.
 23.1       Consent of Independent Auditors to incorporate by reference their report dated Janu-
            ary 23, 1998, with respect to the consolidated financial statements and schedule of
            Maritrans Inc. for the year ended December 31, 1997, into the Form S-8 Registra-
            tion Statement No. 333-33765 dated August 15, 1997.
   27       Financial Data Schedule

 * Incorporated by reference herein to the Exhibit number in parentheses filed on March 24, 1988 with Amendment No. 1 to Maritrans Partners L. P. Form 10-K Annual Report, dated March 3, 1988, for the fiscal year ended December 31, 1987.

 + Incorporated by reference herein to the Exhibit number in parentheses filed with Maritrans Partners L. P. Form S-1 Registration Statement No. 33-11652 dated January 30, 1987 or Amendment No. 1 thereto dated March 20, 1987.

 # Incorporated by reference herein to the Exhibit of the same number filed with the Corporation's Post-Effective Amendment No. 1 to Form S-4 Registration Statement No. 33-57378 dated January 26, 1993.

 & Incorporated by reference herein to Exhibit A of the Registrant's definitive
   Proxy Statement filed on March 31, 1997.

 @ Incorporated by reference herein to the Exhibit number in parentheses filed with Maritrans Partners L. P. Annual Report on Form 10-K, dated March 29, 1993 for the fiscal year ended December 31, 1992.

 - Incorporated by reference herein to the Exhibit number in parentheses filed with Maritrans Inc. Annual Report on Form 10-K, dated March 30, 1994 for the fiscal year ended December 31, 1993.

 = Incorporated by reference herein to the Exhibit of the same number filed with Maritrans Inc. Annual Report on Form 10-K, dated March 31, 1997 for the fiscal year ended December 31, 1996.

 - Incorporated by reference herein to the Exhibit number in parentheses filed with Maritrans Inc. quarterly report on Form 10-Q, dated November 12, 1997 for the quarter ended September 30, 1997.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MARITRANS INC.
                                        (Registrant)

                                        By: /s/ Stephen A. Van Dyck
                                          -------------------------------
                                          Stephen A. Van Dyck
                                          Chairman of the Board


                                          Dated: March 27, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



    /s/ Stephen A. Van Dyck
By: ---------------------------      Chairman of the Board              Dated: March 27, 1998
        Stephen A. Van Dyck          and Chief Executive Officer
                                     (Principal Executive Officer)


    /s/ Dr. Robert E. Boni           Director                           Dated: March 27, 1998
By: ---------------------------
        Dr. Robert E. Boni


    /s/ Dr. Craig E. Dorman          Director                           Dated: March 27, 1998
By: ---------------------------
        Dr. Craig E. Dorman


    /s/ Robert J. Lichtenstein       Director                           Dated: March 27, 1998
By: ---------------------------
        Robert J. Lichtenstein


    /s/ Eric Schless                 Director                           Dated: March 27, 1998
By: ---------------------------
        Eric Schless


    /s/ H. William Brown            Chief Financial Officer             Dated: March 27, 1998
By: ---------------------------     (Principal Financial Officer)
        H. William Brown


    /s/ Walter T. Bromfield         Treasurer and Controller            Dated: March 27, 1998
By: ---------------------------     (Principal Accounting Officer)
        Walter T. Bromfield

                                MARITRANS INC.
                       SCHEDULE II -- VALUATION ACCOUNT

                                    ($000)





                                                             CHARGED
                                             BALANCE AT     TO COSTS                     BALANCE
                                              BEGINNING        AND                       AT END
               DESCRIPTION                    OF PERIOD     EXPENSES     DEDUCTIONS     OF PERIOD
-----------------------------------------   ------------   ----------   ------------   ----------
JANUARY 1 TO DECEMBER 31, 1995
Allowance for doubtful accounts .........       $ 453         $ 31         $  27(a)      $  457
                                                =====         ====         =====         ======
JANUARY 1 TO DECEMBER 31, 1996
Allowance for doubtful accounts .........       $ 457         $403         $  --         $  860
                                                =====         ====         =====         ======
JANUARY 1 TO DECEMBER 31, 1997
Allowance for doubtful accounts .........       $ 860         $410         $  12(a)      $1,258
                                                =====         ====         =====         ======

------------
(a) Deductions are a result of write-offs of uncollectible accounts receivable for which allowances were previously provided.