Form 10-Q
period 1998-03-31
MARITRANS INC /DE/
filed 1998-05-14
CIK 810113

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)

 X       Quarterly Report Pursuant to Section 13 or 15(d) of the
---      Securities Exchange Act of 1934


For the Quarterly Period ended March 31, 1998
                               --------------

                                       or

        Transition Report Pursuant to Section 13 or 15(d) of the
---     Securities Exchange Act of 1934

For the Transition Period from            to
                              ----------    -----------

Commission File Number  1-9063
                        ------


                                 MARITRANS INC.
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                           51-0343903
-------------------------------                          ------------------
(State or other jurisdiction of                          (Identification No.
 incorporation or organization)                            I.R.S. Employer)


     ONE LOGAN SQUARE, 26TH FLOOR
      PHILADELPHIA, PENNSYLVANIA                                   19103
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including
area code                                                       (215) 864-1200
                                                                --------------

                                 Not Applicable
         -------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

                                            Yes    X       No
                                                ---------     -----------

            Common Stock outstanding as of March 31, 1998: 12,100,919
                                           --------------  ----------

                                 MARITRANS INC.
                                      INDEX




PART I.       FINANCIAL INFORMATION                                 PAGE NUMBER
-------       ---------------------

ITEM 1.       Financial Statements


              Condensed Consolidated Balance Sheets.......................1


              Consolidated Statements of Income...........................2


              Consolidated Statements of Cash Flows.......................3


              Notes to Condensed Consolidated Financial Statements........4


ITEM 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations...............5


PART II.      OTHER INFORMATION
--------      -----------------

ITEM 1.       Legal Proceedings...........................................9

ITEM 6.       Exhibits and Reports on Form 8-K............................9

Signature................................................................10

                          PART I: FINANCIAL INFORMATION

                                 MARITRANS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                     ($000)

                                                        MARCH 31,         DECEMBER 31,
                                                          1998                1997
                                                        --------          ------------
ASSETS
------
Current assets:
    Cash and cash equivalents                           $ 20,360           $ 13,312
    Trade accounts receivable                             15,601             18,073
    Other accounts receivable                              5,153              4,447
    Inventories                                            3,697              5,066
    Deferred income tax benefit                            3,994              3,491
    Prepaid expenses                                       1,988              3,257
                                                        --------           --------
         Total current assets                             50,793             47,646

Vessels, terminals and equipment                         330,638            329,032
    Less accumulated depreciation                        136,852            132,316
                                                        --------           --------
         Net vessels, terminals and equipment            193,786            196,716

Other                                                      6,455              6,661
                                                        --------           --------

         Total assets                                   $251,034           $251,023
                                                        ========           ========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Debt due within one year                            $  8,270           $  9,758
    Trade accounts payable                                 1,666              2,390
    Accrued interest                                       3,065              1,563
    Accrued shipyard costs                                 9,444              8,723
    Accrued wages and benefits                             4,173              5,208
    Other accrued liabilities                              8,731              9,825
                                                        --------           --------
         Total current liabilities                        35,349             37,467

Long-term debt                                            76,418             75,365
Deferred shipyard costs                                   14,166             13,085
Other liabilities                                          5,509              5,326
Deferred income taxes                                     28,985             28,985

Stockholders' equity                                      90,607             90,795
                                                        --------           --------

    Total liabilities and stockholders'
         equity                                         $251,034           $251,023
                                                        ========           ========



                             See accompanying notes.

                                 MARITRANS INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (unaudited)

                        ($000, except per share amounts)





                                            JANUARY 1 TO          JANUARY 1 TO
                                           MARCH 31, 1998        MARCH 31, 1997
                                           --------------        --------------

Revenues                                    $     35,830         $     31,812

Costs and expenses:
    Operation expense                             19,652               16,152
    Maintenance expense                            6,416                4,365
    General and administrative                     2,389                2,150
    Depreciation and amortization                  4,633                3,973
                                            ------------         ------------

    Total operating expenses                      33,090               26,640
                                            ------------         ------------

Operating income                                   2,740                5,172

Interest expense, net                             (1,895)              (2,133)
Other income, net                                    307                   11
                                            ------------         ------------

Income before income taxes                         1,152                3,050

Income tax provision                                 432                1,159
                                            ------------         ------------

Net income                                  $        720         $      1,891
                                            ============         ============


Basic earnings per share                    $       0.06         $       0.16
Diluted earnings per share                  $       0.06         $       0.16


Average common shares outstanding             12,062,047           11,921,475
                                            ============         ============


                            See accompanying notes.

                                 MARITRANS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (unaudited)
                                     ($000)

                                                         JANUARY 1 TO       JANUARY 1 TO
                                                        MARCH 31, 1998     MARCH 31, 1997
                                                        --------------     --------------
Cash flows from operating activities:
    Net income                                             $    720            $  1,891

    Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
         Depreciation and amortization                        4,633               3,973
         Deferred income tax provision                         (503)               (340)
         Stock compensation                                     182                 103
         Changes in receivables, inventories
          and prepaid expenses                                4,404               5,595
         Changes in current liabilities
          other than debt                                      (630)              2,543
         Non-current changes, net                             1,373               1,673
         (Gain)/loss on sale of equipment                      --                   514
                                                           --------            --------

    Total adjustments to net income                           9,459              14,061
                                                           --------            --------
         Net cash provided by (used in)
          operating activities                               10,179              15,952

Cash flows from investing activities:
    Proceeds from litigation settlement                       1,025                --
    Cash proceeds from sale of equipment                       --                 1,632
    Purchase of vessels, terminals and equipment             (2,631)             (1,230)
                                                           --------            --------
         Net cash provided by (used in)
          investing activities                               (1,606)                402
                                                           --------            --------

Cash flows from financing activities:
    Proceeds from stock option exercises                       --                    45
    Payment of long-term debt                                  (435)               (424)
    Dividends declared and paid                              (1,090)               (898)
                                                           --------            --------
         Net cash provided by (used in)
          financing activities                               (1,525)             (1,277)
                                                           --------            --------

Net increase (decrease)
 in cash and cash equivalents                                 7,048              15,077
Cash and cash equivalents at beginning of
 period                                                      13,312              33,174
                                                           --------            --------

Cash and cash equivalents at end of period                 $ 20,360            $ 48,251
                                                           ========            ========

                             See accompanying notes.

                                 MARITRANS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.      Basis of Presentation/Organization
        ----------------------------------
        Maritrans Inc. owns Maritrans Operating Partners L.P. ("the Operating Partnership"), Maritrans General Partner Inc., Maritrans Tankers Inc., Maritrans Barge Co., Maritrans Holdings Inc. and other Maritrans entities (collectively, the "Company"). These subsidiaries, directly and indirectly, own and operate oil tankers, tugboats, and oceangoing petroleum tank barges principally used in the transportation of oil and related products, along the Gulf and Atlantic Coasts, and own and operate petroleum storage facilities on the Atlantic Coast.

        In the opinion of management, the accompanying condensed consolidated financial statements of Maritrans Inc., which are unaudited (except for the Condensed Consolidated Balance Sheet as of December 31, 1997, which is derived from audited financial statements), include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial statements of the consolidated entities.

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        Pursuant to the rules and regulations of the Securities and Exchange Commission, the unaudited condensed consolidated financial statements do not include all of the information and notes normally included with annual financial statements prepared in accordance with generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with the consolidated historical financial statements and notes thereto included in the Company's Form 10-K for the period ended December 31, 1997.

2.      Earnings per Common Share
        -------------------------
        The following data show the amounts used in computing earnings per share ("EPS") and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                            1998          1997
                                                            ----          ----
                                                               (thousands)
              Income available to common stockholders
                  used in basic EPS                        $ 720        $1,891
               Weighted average number of common
                  shares used in basic EPS                12,062        11,921
              Effect of dilutive securities:
                  Stock options                              252           127
              Weighted number of common shares
                  and dilutive potential common
                  stock used in diluted EPS               12,314        12,048

3.      Income Taxes
        ------------
        The Company's effective tax rate differs from the federal statutory rate due primarily to state income taxes.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ---------------------------------------------
This report contains, in addition to historical information, statements by the Company with regard to its expectations as to financial results and other aspects of its business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform act of 1995. These statements include statements regarding the Company's liquidity and capital resources, expected dividends and expected capital expenditures. Such statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the statements. Factors that may cause such a difference include, but are not limited to, the continuation of federal law restricting United States point-to-point maritime shipping to U.S. vessels (the Jones Act), domestic oil consumption - particularly in Florida and the northeastern U.S., environmental laws and regulations, oil companies' operating and sourcing decisions, competition, labor and training costs, liability insurance costs, and those described under "Item 1. BUSINESS" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Liquidity and Capital Resources
-------------------------------
For the three months ended March 31, 1998, funds provided by operating activities were sufficient to meet debt service obligations and loan agreement restrictions, to make capital acquisitions and improvements and to allow Maritrans to pay a dividend of $0.09 per common share in the current quarter. Dividend payments are expected to continue quarterly in 1998.

Management believes that in 1998 funds provided by operating activities, augmented by financing and investing transactions, will be sufficient to provide funds necessary for operations, anticipated capital expenditures, lease payments, dividend payments and required debt repayments.

In the first quarter, the Company began a pilot project to rebuild and to coat the tanks of its single-hull barge, the OCEAN 192, as a double-hulled barge. In the current quarter, the Company had expenditures for this project of approximately $1.2 million. The total expenditures to date on this project are $3.2 million. Additionally, the Company has a purchase commitment in 1998 on the previously announced acquisition of a second 40,000 deadweight ton, double-hull oil tanker from Chevron USA, Inc. which complies with all International Maritime Organization ("IMO") and Oil Pollution Act of 1990 ("OPA") design criteria for future oil trading.

The Company expects total expenditures for these projects will be approximately $24 million. Management believes that total capital expenditures in 1998 will be approximately $28 million compared to approximately $50 million in 1997. Additionally, the Company will continue to evaluate additional potential investments consistent with its long-term strategic interests, and the potential sources of funds for those potential investments.


Liquidity and Capital Indicators
--------------------------------
As of March 31, 1998:
Ratio of current assets to current liabilities                   1.44:1
Working Capital (in Thousands)                                  $15,444
Ratio of total debt to the sum of total debt
   and stockholders' equity                                         .48

Working Capital Position
------------------------
Working capital increased by $5.3 million from December 31, 1997 to March 31, 1998. This was due to cash generated from operating activities reduced by capital expenditures and dividend payments. The ratio of current assets to current liabilities increased from 1.27:1 at December 31, 1997 to 1.44:1 at March 31, 1998.

Debt Obligations and Borrowing Facility
---------------------------------------
At March 31, 1998, the Company had $84.7 million in total outstanding debt, secured by mortgages on substantially all of the fixed assets of the subsidiaries of the Company. The current portion of this debt at March 31, 1998 was $8.3 million. The Company has a $10 million working capital facility, secured by its receivables and inventories. There were no borrowings against this facility for the three months ended March 31, 1998.

On October 17, 1997, Maritrans entered into a multi-year revolving credit facility for amounts up to $33 million with Mellon Bank, N.A. This agreement is collateralized by mortgages on tankers acquired in 1997. At March 31, 1998, $6 million was outstanding under this facility.

Results of Operations
---------------------
Three Month Comparison
----------------------
Revenues
--------
Revenues for the first quarter totaled $35.8 million compared with $31.8 million in the first quarter of 1997, an increase of $4.0 million or 12.6 percent. Barrels of cargo transported increased by 5.9 million, from 56.1 million to 62.0 million or 10.5 percent. Volumes in the current quarter as compared to the same quarter in 1997 were positively impacted by the addition of three tankers and two tug/barge units to the fleet. Utilization, as measured by revenue days divided by calendar days available, totaled 81.2 percent compared to 79.7 percent in the first quarter of 1997. Utilization for the fleet, excluding the new vessels, decreased by one percentage point to 78.8 percent. In the first quarter of 1998 the fleet was impacted by heavier than normal weather delays in its two largest market areas of the Gulf of Mexico and the northeastern United States. Revenues from sources other than marine transportation decreased from
2.8 percent of revenues in the first quarter of 1997 to 2.6 percent in the current quarter.

Results
-------
Operating expenses of $33.1 million increased by $6.4 million or 24.0 percent from $26.7 million in the first quarter of 1997. This increase was due to the addition of three tankers and two tug/barge units to the fleet. Expenses excluding the new vessels decreased reflecting lower utilization, which impacts certain vessel operating expenses and reductions in owned capacity. General and administrative expenses increased as a result of higher professional fees and shoreside training and staffing expenses.

Interest expense decreased from $2.1 million in the first quarter of 1997 to $1.9 million in the first quarter of 1998. The reduction was due to lower levels of principal outstanding. Other income increased by $0.3 million to $0.3 million in the current quarter. The first quarter of 1997 included a $0.5 million loss on the disposal of certain assets that offset interest income in that quarter. Interest income in the current quarter decreased to $0.3 million as the Company had less cash equivalents on hand due to asset acquisitions late in 1997.

Net income for the first quarter decreased by $1.2 million from $1.9 million in the first quarter of 1997 to $0.7 million in the first quarter of 1998 as a result of aforementioned changes in revenues and operating expenses.

Maritrans expects that margins in upcoming quarters will continue to be negatively impacted by several factors, including costs related to integrating Maritrans' vessel additions to its fleet, and by the utilization impact which may result from expected higher cyclical fleet maintenance and the related out of service time. Included in the out of service time is the OCEAN 192 double-hull rebuild project, discussed more fully in the "Liquidity and Capital Resources" section of this report.

                           Part II: OTHER INFORMATION

ITEM 1.         Legal Proceedings
                -----------------
                In Maritrans Inc., et al v. United States, Maritrans sued the United States in 1996 alleging that the double hull requirement of OPA which requires retirement of Maritrans' fleet of single-hulled barges, is a "taking" under the fifth amendment to the U.S. Constitution. Maritrans is seeking in excess of $250 million in compensation for this taking. A trial was held in July 1997 on the preliminary issue of whether Maritrans had a cognizable property interest that could be subject to taking.

                In an Order dated October 29, 1997, the United States Court of Federal Claims held that, at the time Maritrans built or acquired its single-hulled tank barges, it could not have reasonably anticipated that double hulls would be required within the working lifetime of the vessels. This Order clears the way for further proceedings which will determine whether OPA's double-hull requirement does constitute a taking, and, if so, the amount of compensation to be paid to Maritrans. The written opinion of this Order was handed down on April 24, 1998.

ITEM 6.         Exhibits and Reports on Form 8-K
                --------------------------------
(a)             Exhibits
                No. 27 - Financial Data Schedule.

(b)             Reports on Form 8-K
                (1) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       MARITRANS INC.
                                       (Registrant)




By:   /s/      H. William Brown                 Dated: May 14, 1998
      ----------------------------------
               H. William Brown
            Chief Financial Officer
          (Principal Financial Officer)







By:   /s/      Walter T. Bromfield             Dated: May 14, 1998
      ----------------------------------
               Walter T. Bromfield
             Treasurer and Controller
          (Principal Accounting Officer)