Form 10-Q
period 1998-08-11
MARITRANS INC /DE/
filed 1998-08-14
CIK 810113

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

(Mark One)

 X       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934

For the Quarterly Period ended June 30, 1998
                               -------------

                                      or

___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from ____________  to _____________

Commission File Number  1-9063
                        ------

                                MARITRANS INC.
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)

           DELAWARE                                       51-0343903
 ------------------------------              ----------------------------------
(State or other jurisdiction of             (Identification No. I.R.S. Employer)
incorporation or organization)

 1818 MARKET STREET, SUITE 3540
   PHILADELPHIA, PENNSYLVANIA                                19103
--------------------------------             ----------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including
area code                                               (215) 864-1200
                                             ----------------------------------

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

                                 Yes  X      No
                                     ---        ---

            Class                      Shares Outstanding as of June 30, 1998
            -----                      --------------------------------------
Common Stock, par value $.01                         12,109,233

                                MARITRANS INC.
                                     INDEX




PART I.    FINANCIAL INFORMATION                                   PAGE NUMBER
-------    ---------------------                                   -----------


ITEM 1.    Financial Statements


           Condensed Consolidated Balance Sheets............................1


           Consolidated Statements of Income................................2


           Consolidated Statements of Cash Flows............................4


           Notes to Condensed Consolidated Financial Statements.............5


ITEM 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations....................6


PART II.   OTHER INFORMATION


ITEM 1.    Legal Proceedings...............................................13

ITEM 6.    Exhibits and Reports on Form 8-K................................13

Signature..................................................................14

                         PART I: FINANCIAL INFORMATION

                                MARITRANS INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                    ($000)

                                                       JUNE 30, 1998     DECEMBER 31, 1997
                                                       -------------     -----------------

ASSETS
------
Current assets:
    Cash and cash equivalents                            $  8,358            $ 13,312
    Trade accounts receivable                              16,221              18,073
    Other accounts receivable                               6,178               4,447
    Inventories                                             3,832               5,066
    Deferred income tax benefit                             4,825               3,491
    Prepaid expenses                                        6,826               3,257
                                                         --------            --------
         Total current assets                              46,240              47,646

Vessels, terminals and equipment                          333,845             329,032
    Less accumulated depreciation                         141,623             132,316
                                                         --------            --------
         Net vessels, terminals and equipment             192,222             196,716

Other                                                       6,410               6,661
                                                         --------            --------

         Total assets                                    $244,872            $251,023
                                                         ========            ========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Debt due within one year                             $  7,700            $  9,758
    Trade accounts payable                                  1,455               2,390
    Accrued interest                                        1,351               1,563
    Accrued shipyard costs                                  8,961               8,723
    Accrued wages and benefits                              5,182               5,208
    Other accrued liabilities                               9,521               9,825
                                                         --------            --------
         Total current liabilities                         34,170              37,467

Long-term debt                                             71,600              75,365
Deferred shipyard costs                                    13,442              13,085
Other liabilities                                           5,705               5,326
Deferred income taxes                                      28,985              28,985

Stockholders' equity                                       90,970              90,795
                                                         --------            --------

    Total liabilities and stockholders'
         equity                                          $244,872            $251,023
                                                         ========            ========

                           See accompanying notes.

                                MARITRANS INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                       ($000, except per share amounts)

                                               APRIL 1 TO              APRIL 1 TO
                                             JUNE 30, 1998           JUNE 30, 1997
                                             -------------           -------------
Revenues                                     $     38,137             $     31,472

Costs and expenses:
    Operation expense                              21,426                   16,287
    Maintenance expense                             6,036                    4,182
    General and administrative                      2,295                    2,033
    Depreciation and amortization                   4,868                    4,015
                                             ------------             ------------

    Total operating expenses                       34,625                   26,517
                                             ------------             ------------

Operating income                                    3,512                    4,955

Interest expense, net                              (1,623)                  (1,863)
Other income, net                                     231                    1,909
                                             ------------             ------------

Income before income taxes                          2,120                    5,001

Income tax provision                                  795                    2,002
                                             ------------             ------------

Net income                                   $      1,325             $      2,999
                                             ============             ============


Basic earnings per share                     $       0.11             $       0.25
Diluted earnings per share                   $       0.11             $       0.25


                           See accompanying notes.

                                MARITRANS INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                       ($000, except per share amounts)

                                                 JANUARY 1 TO                JANUARY 1 TO
                                                JUNE 30, 1998               JUNE 30, 1997
                                                -------------               -------------
Revenues                                        $     73,967                $     63,284

Costs and expenses:
    Operation expense                                 41,078                      32,439
    Maintenance expense                               12,452                       8,547
    General and administrative                         4,684                       4,183
    Depreciation and amortization                      9,501                       7,988
                                                ------------                ------------

    Total operating expenses                          67,715                      53,157
                                                ------------                ------------

Operating income                                       6,252                      10,127

Interest expense, net                                 (3,518)                     (3,996)
Other income, net                                        538                       1,920
                                                ------------                ------------

Income before income taxes                             3,272                       8,051

Income tax provision                                   1,227                       3,161
                                                ------------                ------------

Net income                                      $      2,045                $      4,890
                                                ============                ============


Basic earnings per share                        $       0.17                $       0.41
Diluted earnings per share                      $       0.17                $       0.41




                           See accompanying notes.

                                MARITRANS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               Increase (Decrease) in Cash and Cash Equivalents
                                  (Unaudited)
                                    ($000)

                                                              JANUARY 1 TO            JANUARY 1 TO
                                                             JUNE 30, 1998           JUNE 30, 1997
                                                             -------------           -------------
Cash flows from operating activities:
    Net income                                                 $  2,045                $  4,890
    Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
         Depreciation and amortization                            9,501                   7,988
         Deferred income tax provision                           (1,334)                    660
         Stock compensation                                         308                     206
         Changes in receivables, inventories
          and prepaid expenses                                   (2,214)                  5,055
         Changes in current liabilities
          other than debt                                        (1,239)                   (723)
         Non-current changes, net                                   794                   1,890
         (Gain)/loss on sale of equipment                            --                    (835)
                                                               --------                --------

    Total adjustments to net income                               5,816                  14,241
                                                               --------                --------
         Net cash provided by (used in)
          operating activities                                    7,861                  19,131

Cash flows from investing activities:
    Proceeds from litigation settlement                           1,025                      --
    Cash proceeds from sale of equipment                             --                   3,582
    Purchase of vessels, terminals and equipment                 (5,838)                 (2,374)
                                                               --------                --------
         Net cash provided by (used in)
          investing activities                                   (4,813)                  1,208
                                                               --------                --------

Cash flows from financing activities:
    Proceeds from stock option exercises                             --                     127
    Payment of long-term debt                                   (15,823)                 (9,351)
    New revolver borrowings                                      10,000                      --
    Dividends declared and paid                                  (2,179)                 (1,796)
                                                               --------                --------
         Net cash provided by (used in)
          financing activities                                   (8,002)                (11,020)
                                                               --------                --------

Net increase (decrease)
 in cash and cash equivalents                                    (4,954)                  9,319
Cash and cash equivalents at beginning of
 period                                                          13,312                  33,174
                                                               --------                --------

Cash and cash equivalents at end of period                     $  8,358                $ 42,493
                                                               ========                ========

                           See accompanying notes.

                                MARITRANS INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      Basis of Presentation/Organization
        ----------------------------------
        Maritrans Inc. owns Maritrans Operating Partners L.P. ("the Operating Partnership"), Maritrans General Partner Inc., Maritrans Tankers Inc., Maritrans Barge Co., Maritrans Holdings Inc. and other Maritrans entities (collectively, the "Company" or "Maritrans"). These subsidiaries, directly and indirectly, own and operate oil tankers, tugboats, and oceangoing petroleum tank barges principally used in the transportation of oil and related products, along the Gulf and Atlantic Coasts, and own and operate petroleum storage facilities on the Atlantic Coast.

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

        Pursuant to the rules and regulations of the Securities and Exchange Commission, the unaudited condensed consolidated financial statements do not include all of the information and notes normally included with annual financial statements prepared in accordance with generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with the consolidated historical financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1997.

2.      Earnings per Common Share
        -------------------------
        The following data show the amounts used in computing earnings per share ("EPS") and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                                Three Months Ended                     Six Months Ended
                                                                     June 30,                              June 30,
                                                             1998                1997              1998                1997
                                                             ----                ----              ----                ----
                                                                    (thousands)                            (thousands)
              Income available to common
                  stockholders used in basic EPS           $ 1,325              $ 2,999          $ 2,045             $ 4,890
              Weighted average number of common
                  shares used in basic EPS                  12,105               11,922           12,075              11,922
              Effect of dilutive securities:
                  Stock options                                244                  145              250                 136
              Weighted number of common shares
                  and dilutive potential common
                  stock used in diluted EPS                 12,349               12,067           12,325              12,058

3.      Income Taxes
        ------------
        The Company's effective tax rate differs from the federal statutory rate due primarily to state income taxes.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------

This report contains, in addition to historical information, statements by the Company with regard to its expectations as to financial results and other aspects of its business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements regarding the Company's liquidity and capital resources, expected dividends and expected capital expenditures. Such statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the statements. Factors that may cause such a difference include, but are not limited to, the continuation of federal law restricting United States point-to-point maritime shipping to U.S. vessels (the Jones Act), domestic oil consumption - particularly in Florida and the northeastern U.S., environmental laws and regulations, oil companies' operating and sourcing decisions, competition, labor and training costs, liability insurance costs, and those described under "Item 1. BUSINESS" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

Liquidity and Capital Resources
-------------------------------
For the six months ended June 30, 1998, funds provided by operating activities, augmented by financing and investing transactions, were sufficient to meet debt service obligations and loan agreement restrictions, to make capital acquisitions and improvements and to allow Maritrans to pay a dividend of $0.09 per common share in each of the first two quarters of 1998. Management expects quarterly dividends to continue for the remainder of 1998.

In the first quarter of 1998, the Company began a pilot project to rebuild and to coat the tanks of its single-hulled barge, the OCEAN 192, as a double-hulled barge. In the current quarter, the Company had expenditures for this project of approximately $1.5 million. The total expenditures through June 30, 1998, on this project are approximately $4.7 million. Additionally, on August 12, 1998, Maritrans completed the acquisition of a second 40,000 deadweight ton, double-hull oil tanker from Chevron USA, Inc. for approximately $14.3 million. The vessel complies with all International Maritime Organization ("IMO") and Oil Pollution Act of 1990 ("OPA") design criteria for future oil trading. The Company funded this acquisition by borrowing $12.4 million from its revolving credit facility with Mellon Bank, N.A. and the remainder from internally generated funds.

The Company expects that the total expenditures for these projects will be approximately $29 million. Management believes that total capital expenditures in 1998 will be approximately $33 million compared to approximately $50 million in 1997. However, the Company will continue to evaluate additional potential investments consistent with its long-term strategic interests and the relative costs of alternative sources of funds needed to finance such investments.

Management believes that 1998 revenue from operating activities, augmented by financing and investing transactions, will be sufficient to fund the Company's 1998 operations, anticipated capital expenditures, lease payments, and required debt repayments.

Liquidity and Capital Indicators
--------------------------------
As of June 30, 1998
Ratio of current assets to current liabilities                 1.35:1
Working capital (in thousands)                                $12,070
Ratio of total debt to the sum of total debt
   and stockholders' equity                                       .47

Working Capital Position
------------------------
Working capital increased by $1.9 million from December 31, 1997 to June 30, 1998. The increase was due to cash generated from operating activities and new borrowings reduced by capital expenditures and dividend payments. The ratio of current assets to current liabilities increased from 1.27:1 at December 31, 1997 to 1.35:1 at June 30, 1998.

Debt Obligations and Borrowing Facility
---------------------------------------
At June 30, 1998, the Company had $79.3 million in total outstanding debt, secured by mortgages on substantially all of the fixed assets of the subsidiaries of the Company. The current portion of this debt at June 30, 1998 was $7.7 million. The Company has a $10 million working capital facility, secured by its receivables and inventories. There were no borrowings against this facility for the six months ended June 30, 1998.

On October 17, 1997, Maritrans entered into a multi-year revolving credit facility for amounts up to $33 million with Mellon Bank, N.A. This agreement is collateralized by mortgages on tankers acquired in 1997. At June 30, 1998, $16 million was outstanding under this facility. Maritrans borrowed an additional $12.4 million under this facility on August 12, 1998 to complete the purchase of a second 40,000 deadweight ton, double-hull oil tanker from Chevron USA, Inc.

Impact of Year 2000
-------------------
Some of the Company's older computer programs were written using two digits rather than four digits to define the applicable year. As a result, those programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. If left unchanged, this could cause a system failure or miscalculations causing disruptions in operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in normal similar business activities.

The Company completed an assessment of its computing systems within the last few years and has begun rewriting software programs and replacing systems to take advantage of newer technology. As a result of this initiative, the Company's operating systems will be year 2000 compliant upon completion of these upgrades, which are scheduled to be complete no later than the first quarter of 1999. This date is prior to any anticipated impact on its operating systems. The Company believes that with the conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such conversions are not made, or are not completed timely, the Year 2000 issue could have a material adverse impact on the operations of the Company. For the Company's commercial off-the-shelf systems and embedded components, the Company is working closely with the manufacturers to verify compliance and proceeding with corrective actions. The Company is collaborating with its key service providers and customers to ensure their year 2000 efforts will identify and address common risks as well as developing contingency plans where necessary. The total remaining cost of this initiative is approximately $0.4 million, of which most is for the purchase of new software and which will be capitalized. The amount is expected to be financed from internally generated funds. The costs of the project and the date on which the Company believes it will complete the Year 2000 conversions are based on management's best estimates, which were derived utilizing certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to upgrade all relevant operating systems, and similar uncertainties.

Results of Operations
---------------------
Three Month Comparison
----------------------
Revenues
--------
Revenues for the three months ended June 30, 1998, were $38.1 million compared with $31.5 million for the corresponding period in 1997, an increase of $6.7 million or 21.2 percent. Barrels of cargo transported increased by 7.5 million, from 59.1 million to 66.6 million or 12.6 percent. Volumes in the current quarter were positively impacted by the additions of three tankers and two tug/barge units to the fleet. Utilization, as measured by revenue days divided by calendar days available, totaled 80.2 percent compared to 81.4 percent in the second quarter of 1997. Utilization for the fleet, excluding the new vessels, decreased to 79.7 percent. In the current quarter, utilization was impacted by a heavier than normal maintenance schedule. Also affecting out of service time this quarter was the beginning of the OCEAN 192 double-hull rebuild project which will continue through the third quarter. Revenues from sources other than marine transportation decreased from 3.4 percent of revenues in the second quarter of 1997 to 2.4 percent of revenues in the current quarter.

Results
-------
Operating expenses for the three months ended June 30, 1998, of $34.6 million increased by $8.1 million or 30.6 percent from $26.5 million for the three months ended June 30, 1997. Expenses increased primarily due to the addition to the fleet of three tankers and two tug/barge units. Expenses excluding the new vessels increased as the Company had to charter in outside tonnage, due to an extensive maintenance schedule in the quarter, to cover contractual commitments to its customers. Other variable operating expenses decreased reflecting the increased out of service time. General and administrative expenses increased reflecting higher staffing levels, professional fees and shoreside training.

Interest expense decreased from $1.9 million for the three months ended June 30, 1997, to $1.6 million for the three months ended June 30, 1998. The reduction was due to lower levels of principal outstanding and capitalized interest in the amount of $0.1 million for the OCEAN 192 double-hull rebuild project. Other income decreased by $1.7 million to $0.2 million in the current quarter. The second quarter of 1997 included a $1.3 million gain on the disposal of certain assets. Interest income in the current quarter decreased by $0.3 million reflecting lower levels of cash equivalents on hand due to asset acquisitions in late 1997.

Net income for the three months ended June 30, 1998, was $1.3 million, a decrease of $1.7 million from $3.0 million for the three months ended June 30, 1997. The decrease was a result of the aforementioned changes in revenues and operating expenses.

Six Month Comparison
--------------------
Revenues
--------
Revenues of $74.0 million for the six months ended June 30, 1998, increased by $10.7 million or 16.9 percent from revenues of $63.3 million for the six months ended June 30, 1997. Barrels of cargo transported totaled 128.6 million for the six months ended June 30, 1998, compared to 115.2 million in the same period of 1997. Barrels increased by 13.4 million or 11.6 percent. Volumes in the current period were positively impacted by the addition of three tankers and two tug/barge units to the fleet late in 1997. Utilization, as measured by revenues days divided by calendar days available, increased to 80.7 percent compared to 80.5 percent for the six months ended June 30, 1997. Utilization for the fleet, excluding the new vessels, decreased to 79.3 percent. In the first three months of this year the fleet had been impacted by heavier than normal weather delays in its two largest market areas of the Gulf of Mexico and the northeastern United States. In addition, the fleet capacity was negatively affected by an unusually large out of service time due to scheduled maintenance and the beginning of the OCEAN 192 double-hull rebuild project. Revenues from sources other than marine transportation decreased from 3.1 percent of revenues for the first six months of 1997 to 2.5 percent of revenues for the six months ended June 30, 1998.

Results
-------
Operating expenses for the six months ended June 30, 1998, of $67.7 million increased by $14.6 million or 27.4 percent from $53.2 million for the first six months of 1997. Consistent with the explanation for the three month period, this increase was largely due to the addition of three tankers and two tug/barge units late in 1997. Additionally, the Company had to charter in outside tonnage, due to an extensive maintenance schedule in the period, to cover contractual commitments to its customers. Expenses excluding the new vessels decreased reflecting lower utilization due to maintenance and heavier weather delays. General and administrative expenses increased reflecting higher staffing levels, shoreside training and professional fees.

Interest expense decreased from $4.0 million for the six months ended June 30, 1997, to $3.5 million for the six months ended June 30, 1998. The reduction is due to lower levels of principal outstanding and capitalized interest in the amount of $0.1 million for the OCEAN 192 double-hull rebuild project. Other income decreased from $2.0 million in the first six months of 1997 to $0.5 million for the six months ended June 30, 1998. The first six months of 1997 included a net gain of $0.8 million on the disposal of certain assets.
Interest income decreased to $0.3 million as the Company had less cash and cash equivalents on hand due to asset acquisitions late in 1997.

Net income for the six months ended June 30, 1998, decreased to $2.0 million from $4.9 million for the six months ended June 30, 1997, due to the aforementioned changes in revenues and expenses.

Maritrans expects that margins in the upcoming quarters will remain negatively impacted by several factors, including the costs related to integrating Maritrans' vessel additions to its fleet, and by the utilization impact which will result from expected higher cyclical fleet maintenance and the related out of service time. Maritrans expects this out of service time, which peaked in the second quarter, to continue to impact the fleet capacity in the upcoming quarters, albeit to a lesser extent. As the OCEAN 192 double-hull rebuild project is completed and the vessel returns to service early in the fourth quarter, fleet out of service time will decline.

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

                In an Order dated October 29, 1997, the United States Court of Federal Claims (the "Court") held that, at the time Maritrans built or acquired its single-hulled tank barges, it could not have reasonably anticipated that double hulls would be required within the working lifetime of the vessels. This Order clears the way for further proceedings which will determine whether OPA's double hull requirement does constitute a taking, and, if so, the amount of compensation to be paid to Maritrans. The written opinion of this Order was handed down on April 24, 1998.

                In May the United States filed a Motion for Reconsideration which was denied by the Court some weeks later. Subsequently, also in May, the United States filed a further Motion for Summary Judgment, which is now under consideration by the Court.

ITEM 6.         Exhibits and Reports on Form 8-K
                --------------------------------
(a)             Exhibits
                No. 27 - Financial Data Schedule.

(b)             Reports on Form 8-K
                (1) No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of

1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                MARITRANS INC.
                                 (Registrant)




By:   /s/     H. William Brown          Dated: August 13, 1998
      ---------------------------------
              H. William Brown
          Chief Financial Officer
       (Principal Financial Officer)







By:   /s/    Walter T. Bromfield        Dated: August 13, 1998
      ----------------------------------
             Walter T. Bromfield
          Treasurer and Controller
        (Principal Accounting Officer)

                                 EXHIBIT INDEX


Exhibit                                                    Page Number

27              Financial Data Schedule                          --