Form 10-Q
period 1998-09-30
MARITRANS INC /DE/
filed 1998-11-16
CIK 810113

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)

 X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934

For the Quarterly Period ended September 30, 1998
                               ------------------
                                       or

    Transition Report Pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

For the Transition Period from            to
                               ----------    ----------

Commission File Number  1-9063
                       --------

                                 MARITRANS INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                               51-0343903
           --------                               ----------
(State or other jurisdiction of               (Identification No.
incorporation or organization)                  I.R.S. Employer)


 1818 MARKET STREET, SUITE 3540
   PHILADELPHIA, PENNSYLVANIA                          19103
--------------------------------                    ----------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including
area code                                         (215) 864-1200
                                                ------------------

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

                            Yes  X      No
                                ---        ---

            Class                  Shares Outstanding as of September 30, 1998
            -----                  -------------------------------------------
Common Stock, par value $.01                       12,078,829

                                 MARITRANS INC.
                                      INDEX




PART I.    FINANCIAL INFORMATION                                     PAGE NUMBER
-------    ---------------------                                     -----------

ITEM 1.    Financial Statements


           Condensed Consolidated Balance Sheets...............................1


           Consolidated Statements of Income...................................2


           Consolidated Statements of Cash Flows...............................4


           Notes to Condensed Consolidated Financial Statements................5


ITEM 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.......................6


PART II.   OTHER INFORMATION
--------   -----------------

ITEM 1.    Legal Proceedings..................................................14

ITEM 6.    Exhibits and Reports on Form 8-K...................................14

Signature.....................................................................15

                          PART I: FINANCIAL INFORMATION

                                 MARITRANS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                     ($000)

                                                                                  SEPTEMBER 30, 1998           DECEMBER 31, 1997
                                                                                  ------------------           -----------------

ASSETS
------
Current assets:
    Cash and cash equivalents                                                         $  1,812                       $ 13,312
    Trade accounts receivable                                                           17,636                         18,073
    Other accounts receivable                                                            6,861                          4,447
    Inventories                                                                          4,055                          5,066
    Deferred income tax benefit                                                          4,825                          3,491
    Prepaid expenses                                                                     5,642                          3,257
                                                                                       -------                        -------
         Total current assets                                                           40,831                         47,646

Vessels, terminals and equipment                                                       353,560                        329,032
    Less accumulated depreciation                                                      146,371                        132,316
                                                                                       -------                        -------
         Net vessels, terminals and equipment                                          207,189                        196,716

Other                                                                                    6,975                          6,661
                                                                                       -------                        -------

         Total assets                                                                 $254,995                       $251,023
                                                                                       =======                        =======


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Debt due within one year                                                          $  9,385                       $  9,758
    Trade accounts payable                                                               1,541                          2,390
    Accrued interest                                                                     2,704                          1,563
    Accrued shipyard costs                                                               7,201                          8,723
    Accrued wages and benefits                                                           5,192                          5,208
    Other accrued liabilities                                                            9,938                          9,825
                                                                                       -------                        -------
         Total current liabilities                                                      35,961                         37,467

Long-term debt                                                                          83,700                         75,365
Deferred shipyard costs                                                                 10,802                         13,085
Other liabilities                                                                        5,109                          5,326
Deferred income taxes                                                                   28,985                         28,985

Stockholders' equity                                                                    90,438                         90,795
                                                                                       -------                        -------

    Total liabilities and stockholders'
         equity                                                                       $254,995                       $251,023
                                                                                       =======                        =======

                             See accompanying notes.

                                 MARITRANS INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                        ($000, except per share amounts)





                                                                                         JULY 1 TO                  JULY 1 TO
                                                                                        SEPT. 30, 1998             SEPT. 30, 1997
                                                                                        --------------             --------------

Revenues                                                                                 $ 38,389                      $ 33,548

Costs and expenses:
    Operation expense                                                                      23,044                        16,547
    Maintenance expense                                                                     6,316                         4,797
    General and administrative                                                              2,113                         2,102
    Depreciation and amortization                                                           4,845                         4,016
                                                                                          -------                       -------

    Total operating expenses                                                               36,318                        27,462
                                                                                          -------                       -------

Operating income                                                                            2,071                         6,086

Interest expense, net                                                                      (1,604)                       (1,727)
Other income, net                                                                             464                         1,775
                                                                                          -------                       -------

Income before income taxes                                                                    931                         6,134

Income tax provision                                                                          349                         2,229
                                                                                          -------                       -------

Net income                                                                               $    582                      $  3,905
                                                                                          =======                       =======


Basic earnings per share                                                                 $   0.05                      $   0.33
Diluted earnings per share                                                               $   0.05                      $   0.32

                             See accompanying notes.

                                 MARITRANS INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                        ($000, except per share amounts)





                                                                                         JANUARY 1 TO               JANUARY 1 TO
                                                                                        SEPT. 30, 1998             SEPT. 30, 1997
                                                                                        --------------             --------------

Revenues                                                                                 $112,356                      $ 96,832

Costs and expenses:
    Operation expense                                                                      64,122                        48,986
    Maintenance expense                                                                    18,768                        13,344
    General and administrative                                                              6,797                         6,285
    Depreciation and amortization                                                          14,346                        12,004
                                                                                          -------                       -------

    Total operating expenses                                                              104,033                        80,619
                                                                                          -------                       -------

Operating income                                                                            8,323                        16,213

Interest expense, net                                                                      (5,122)                       (5,723)
Other income, net                                                                           1,002                         3,695
                                                                                          -------                       -------

Income before income taxes                                                                  4,203                        14,185

Income tax provision                                                                        1,576                         5,390
                                                                                          -------                       -------

Net income                                                                               $  2,627                      $  8,795
                                                                                          =======                       =======


Basic earnings per share                                                                 $   0.22                      $   0.74
Diluted earnings per share                                                               $   0.21                      $   0.73

                             See accompanying notes.

                                 MARITRANS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                     ($000)

                                                                                         JANUARY 1 TO                JANUARY 1 TO
                                                                                        SEPT. 30, 1998              SEPT. 30, 1997
                                                                                        --------------              --------------
Cash flows from operating activities:
    Net income                                                                          $   2,627                     $   8,795
    Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
         Depreciation and amortization                                                     14,346                        12,004
         Deferred income tax provision                                                     (1,334)                            -
         Stock compensation                                                                   282                           301
         Changes in receivables, inventories
          and prepaid expenses                                                             (3,351)                        4,067
         Changes in current liabilities
          other than debt                                                                  (1,133)                        3,004
         Non-current changes, net                                                          (3,105)                          865
         (Gain)/loss on sale of equipment                                                       -                        (2,028)
                                                                                          -------                       -------

    Total adjustments to net income                                                         5,705                        18,213
                                                                                          -------                       -------
         Net cash provided by (used in)
          operating activities                                                              8,332                        27,008

Cash flows from investing activities:
    Proceeds from litigation settlement                                                     1,025                             -
    Cash proceeds from sale of equipment                                                        -                         5,048
    Purchase of vessels, terminals and equipment                                          (25,553)                      (13,022)
                                                                                          -------                       -------
         Net cash provided by (used in)
          investing activities                                                            (24,528)                       (7,974)
                                                                                          -------                       -------

Cash flows from financing activities:
    Proceeds from stock option exercises                                                        -                            66
    Payment of long-term debt                                                             (16,123)                       (9,780)
    New revolver and working capital borrowings                                            25,950                             -
    New revolver and working capital payments                                              (1,865)                            -
    Dividends declared and paid                                                            (3,266)                       (2,699)
                                                                                          -------                       -------
         Net cash provided by (used in)
          financing activities                                                              4,696                       (12,413)
                                                                                          -------                       -------

Net increase (decrease)
 in cash and cash equivalents                                                             (11,500)                        6,621
Cash and cash equivalents at beginning of
 period                                                                                    13,312                        33,174
                                                                                          -------                       -------

Cash and cash equivalents at end of period                                               $  1,812                      $ 39,795
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

                                                                          Three Months Ended                 Nine Months Ended
                                                                               Sept. 30,                          Sept. 30,
                                                                         1998            1997               1998             1997
                                                                         ----            ----               ----             ----
                                                                              (thousands)                        (thousands)
         Income available to common
              stockholders used in basic
              and diluted EPS                                          $   582         $ 3,905             $ 2,627         $ 8,795
         Weighted average number of common
              shares used in basic EPS                                  12,098          11,992              12,085          11,940
         Effect of dilutive securities:
              Stock options                                                212             202                 240             159
         Weighted number of common shares
              and dilutive potential common
              stock used in diluted EPS                                 12,310          12,194              12,325          12,099

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

Liquidity and Capital Resources
-------------------------------
For the nine months ended September 30, 1998, funds provided by operating activities, augmented by financing and investing transactions, were sufficient to meet debt service obligations and loan agreement restrictions, to make capital acquisitions and improvements and to allow Maritrans to pay a dividend of $0.09 per common share in each of the first three quarters of 1998. Management expects quarterly dividends to continue for the remainder of 1998 and for all of 1999.

In the first quarter of 1998, the Company began a pilot project to rebuild and coat the tanks of its single-hulled barge, the OCEAN 192, as a double-hulled barge. In the current quarter, the Company had expenditures for this project of approximately $3.5 million. The total expenditures through September 30, 1998, on this project were approximately $8.2 million. The vessel was completed and re-entered service in the fourth quarter, after being renamed the MARITRANS 192.

Additionally, on August 12, 1998, Maritrans completed the acquisition of a second 40,000 deadweight ton, double-hull oil tanker from Chevron USA, Inc. for approximately $14.3 million. The vessel complies with all International Maritime Organization ("IMO") and Oil Pollution Act of 1990 ("OPA") design criteria for future oil trading. The vessel immediately entered a shipyard for maintenance and modifications to be prepared for both the Company's refined product and crude oil transportation requirements. The ship will enter the Company's service in the fourth quarter of 1998. The Company funded this acquisition by borrowing $12.4 million from its revolving credit facility with Mellon Bank, N.A. and the remainder from internally generated funds.

The Company expects that the total expenditures related to these assets and their improvements will be approximately $29 million. Management believes that total capital expenditures in 1998 will be approximately $33 million compared to approximately $50 million in 1997. However, the Company will continue to evaluate additional potential investments consistent with its long-term strategic interests and the relative costs of alternative sources of funds needed to finance such investments.

Management believes that 1998 revenue from operating activities, augmented by financing and investing transactions, will be sufficient to fund the Company's 1998 operations, anticipated capital expenditures, lease payments, dividend payments and required debt repayments.

Liquidity and Capital Indicators
--------------------------------
As of September 30, 1998
Ratio of current assets to current liabilities                 1.14:1
Working capital (in thousands)                                 $4,870
Ratio of total debt to the sum of total debt
   and stockholders' equity                                       .51

Working Capital Position
------------------------
Working capital decreased by $7.2 million from June 30, 1998 to September 30, 1998. The decrease resulted from the cash utilized for capital expenditures and dividend payments exceeding the cash generated from operating activities and new borrowings. The ratio of current assets to current liabilities decreased from 1.35:1 at June 30, 1998 to 1.14:1 at September 30, 1998.

Debt Obligations and Borrowing Facility
---------------------------------------
At September 30, 1998, the Company had $93.1 million in total outstanding debt, secured by mortgages on substantially all of the fixed assets of the subsidiaries of the Company. The current portion of this debt at September 30, 1998 was $ 9.4 million. The Company has a $10 million working capital facility, secured by its receivables and inventories. At September 30, 1998 this facility had an outstanding balance of $1.7 million.

On October 17, 1997, Maritrans entered into a multi-year revolving credit facility for amounts up to $33 million with Mellon Bank, N.A. This agreement is collateralized by mortgages on tankers acquired in 1997. At September 30, 1998, $28.4 million was outstanding under this facility.

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

The Company completed an assessment of its computing systems within the last few years and has begun rewriting software programs and replacing systems to take advantage of newer technology. As a result of this initiative, the Company's operating systems will be year 2000 compliant upon completion of these upgrades, which are scheduled to be complete no later than the first quarter of 1999. This date is prior to any anticipated impact on its operating systems. The Company believes that with the conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such conversions are not made, or are not completed timely, the Year 2000 issue could have a material adverse impact on the operations of the Company. For the Company's commercial off-the-shelf systems and embedded components, the Company is working closely with the manufacturers to verify compliance and is proceeding with corrective actions. The Company is collaborating with its key service providers and customers to ensure their year 2000 efforts will identify and address common risks as well as developing contingency plans where necessary. The total remaining cost of this initiative is approximately $0.35 million, of which most is for the purchase of new software the cost of which will be capitalized. The amount is expected to be financed from internally generated funds. The costs of the project and the date on which the Company believes it will complete the Year 2000 conversions are based on management's best estimates, which were derived utilizing certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to upgrade all relevant operating systems, and similar uncertainties.

Results of Operations
---------------------
Three Month Comparison
----------------------
Revenues
--------
Revenues for the three months ended September 30, 1998, were $38.4 million compared with $33.5 million for the corresponding period in 1997, an increase of $4.9 million or 14.6 percent. Barrels of cargo transported increased by 5.1 million, from 62.3 million to 67.4 million or 8.2 percent. Revenues and volumes in the current quarter were positively impacted by the additions of three tankers and two tug/barge units to the fleet. Utilization, as measured by revenue days divided by calendar days available, totaled 78.3 percent compared to 84.5 percent in the third quarter of 1997. Utilization for the fleet, excluding the new vessels, decreased to 75.2 percent. In the current quarter, utilization continued to be impacted by a heavier than normal maintenance schedule. Also affecting out of service time this quarter was the continuation of the OCEAN 192 double-hull rebuild project. The vessel, which was renamed the MARITRANS 192, returned to service on October 28, 1998. Additionally, utilization was impacted by unusually heavy weather delays from a number of tropical storm systems affecting the Company's Gulf of Mexico and Northeastern fleets. Furthermore, one of the Company's large barges was involved in a grounding in New York harbor on September 4, 1998. While a significant environmental event did not occur, the vessel had substantial damage and was out of service until the middle of the fourth quarter while repairs were completed. Revenues from sources other than marine transportation decreased from 2.9 percent of revenues in the third quarter of 1997 to 2.5 percent of revenues in the current quarter.

Results
-------
Operating expenses for the three months ended September 30, 1998, of $36.3 million increased by $8.8 million or 32.0 percent from $27.5 million for the three months ended September 30, 1997. Expenses increased primarily due to the addition to the fleet of three tankers and two tug/barge units. Expenses excluding the new vessels increased as the Company had to charter-in outside tonnage, due to an extensive maintenance schedule in the quarter, to cover contractual commitments to its customers. Other variable operating expenses decreased reflecting the increased out of service time. General and administrative expenses increased reflecting higher staffing levels and shoreside training.

Interest expense decreased from $1.7 million for the three months ended September 30, 1997, to $1.6 million for the three months ended September 30, 1998. The reduction was due primarily to capitalized interest in the amount of $0.2 million on various capital projects. Other income decreased by $1.3 million to $0.5 million in the current quarter. The third quarter of 1997 included a $1.2 million gain on the disposal of certain assets. Interest income in the current quarter decreased by $0.4 million reflecting lower levels of cash equivalents on hand due to asset acquisitions in late 1997.

Net income for the three months ended September 30, 1998, was $0.6 million, a decrease of $3.3 million from $3.9 million for the three months ended September 30, 1997. The decrease was a result of the aforementioned changes in revenues, operating expenses and other income.

Nine Month Comparison
---------------------
Revenues
--------
Revenues of $112.4 million for the nine months ended September 30, 1998, increased by $15.6 million or 16.1 percent from revenues of $96.8 million for the nine months ended September 30, 1997. Barrels of cargo transported totaled
196.1 million for the nine months ended September 30, 1998, compared to 177.6 million in the same period of 1997. Barrels increased by 18.5 million or 10.4 percent. Revenues and volumes in the current period were positively impacted by the addition of three tankers and two tug/barge units to the fleet late in 1997. Utilization, as measured by revenue days divided by calendar days available, decreased to 79.8 percent compared to 81.9 percent for the nine months ended September 30, 1997. Utilization for the fleet, excluding the new vessels, decreased to 77.9 percent. The fleet has been impacted by heavier than normal weather delays in its two largest market areas of the Gulf of Mexico and the northeastern United States. In addition, the fleet capacity was negatively affected by an unusually large out of service time due to scheduled maintenance and the MARITRANS 192 double-hull rebuild project. Revenues from sources other than marine transportation decreased from 3.0 percent of revenues for the first nine months of 1997 to 2.5 percent of revenues for the nine months ended September 30, 1998.

Results
-------
Operating expenses for the nine months ended September 30, 1998, of $104.0 million increased by $23.4 million or 29.0 percent from $80.6 million for the first nine months of 1997. Consistent with the explanation for the three month period, this increase was largely due to the addition of three tankers and two tug/barge units late in 1997. Additionally, the Company had to charter-in outside tonnage, due to an extensive maintenance schedule in the period, to cover contractual commitments to its customers. Expenses excluding the new vessels decreased reflecting lower utilization due to maintenance and heavier weather delays. General and administrative expenses increased reflecting higher staffing levels, shoreside travel and shoreside training.

Interest expense decreased from $5.7 million for the nine months ended September 30, 1997, to $5.1 million for the nine months ended September 30, 1998. The reduction is due to lower levels of principal outstanding and capitalized interest in the amount of $0.3 million on various capital projects. Other income decreased from $3.7 million in the first nine months of 1997 to $1.0 million for the nine months ended September 30, 1998. The first nine months of 1997 included a net gain of $2.0 million on the disposal of certain assets. Interest income decreased to $0.4 million as the Company had less cash and cash equivalents on hand due to asset acquisitions late in 1997.

Net income for the nine months ended September 30, 1998, decreased to $2.6 million from $8.8 million for the nine months ended September 30, 1997, due to the aforementioned changes in revenues and expenses.

Maritrans expects that margins in the fourth quarter will remain negatively impacted by several factors, including the costs related to integrating Maritrans' vessel additions to its fleet, and by the utilization impact which will result from expected higher cyclical fleet maintenance and the related out of service time. Maritrans expects this out of service time, which peaked in the second quarter, to continue to impact the fleet capacity in the fourth quarter, albeit to a lesser extent. After the MARITRANS 192 double-hull rebuild project is completed and the vessel returns to service in the fourth quarter, fleet out of service time will decline.

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

                In May the United States filed a Motion for Reconsideration which was denied by the Court some weeks later. Subsequently, also in May, the United States filed a further Motion for Summary Judgment, which is still under consideration by the Court.

ITEM 6.         Exhibits and Reports on Form 8-K
                --------------------------------
(a)             Exhibits
                No. 27 - Financial Data Schedule.

(b)             Reports on Form 8-K
                (1) No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of

1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 MARITRANS INC.
                                  (Registrant)




By:   /s/     H. William Brown          Dated: November 13, 1998
      ---------------------------------
              H. William Brown
          Chief Financial Officer
       (Principal Financial Officer)







By:   /s/    Walter T. Bromfield        Dated: November 13, 1998
      ---------------------------------
             Walter T. Bromfield
           Treasurer and Controller
        (Principal Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------


Exhibit                                                    Page Number
-------                                                    -----------

27              Financial Data Schedule                          --