Form 10-K
period 1998-12-31
MARITRANS INC /DE/
filed 1999-03-31
CIK 810113

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

                  For the Fiscal Year Ended December 31, 1998
                                       or
/ / Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the Transition Period from ___________ to ___________

Commission File Number 1-9063

                             ---------------------
                                MARITRANS INC.
            (Exact name of registrant as specified in its charter)

     DELAWARE                                                  51-0343903
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

          1818 MARKET STREET
       PHILADELPHIA, PENNSYLVANIA                                  19103
     (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code     (215) 864-1200

Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of Each Exchange
                                                         on Which Registered
               Title of Each Class                     New York Stock Exchange
          Common Stock, Par Value $.01 Per Share

Securities registered pursuant to Section 12(g) of the Act: NONE


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

As of March 22, 1998, the aggregate market value of the common stock held by non-affiliates of the registrant was $72,644,412. As of March 22, 1998, Maritrans Inc. had 12,107,402 shares of common stock outstanding.

                      Documents Incorporated By Reference


Part III incorporates information by reference from the registrant's Proxy Statement for Annual Meeting of Stockholders to be held on May 18, 1999.


                     Exhibit Index is located on page 34.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                MARITRANS INC.
                               TABLE OF CONTENTS

                                    PART I



                                                                                             Page
                                                                                            -----
Item 1.  Business ........................................................................    1
Item 2.  Properties ......................................................................    8
Item 3.  Legal Proceedings ...............................................................    9
Item 4.  Submission Of Matters To A Vote Of Security Holders .............................    9
                                                                   PART II
Item 5.  Market For The Registrant's Common Equity And Related Stockholder Matters .......   10
Item 6.  Selected Financial Data ($000 except per share amounts) .........................   11
Item 7.  Management's Discussion And Analysis Of Financial Condition And Results Of          11
  Operations
Item 8.  Financial Statements & Supplemental Data ........................................   18
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial           31
  Disclosure
                                                                  PART III
Item 10.  Directors and Executive Officers of the Registrant .............................   31
Item 11.  Executive Compensation .........................................................   32
Item 12.  Security Ownership of Certain Beneficial Owners and Management .................   32
Item 13.  Certain Relationships and Related Transactions .................................   32
                                                                   PART IV
Item 14.  Exhibits, Financial Statement Schedules And Reports On Form 8-K ................   33
Signatures ...............................................................................   36

In this Report the statements contained or incorporated by reference that are not historical facts or statements of current condition are forward-looking statements. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "forecasts," "will," or "anticipates," or the negative thereof or other variations thereon or comparable terminology; or by discussion of strategy or intentions. These forward-looking statements, such as statements regarding present or anticipated utilization, future revenues and customer relationships, capital expenditures, future financings, and other statements regarding matters that are not historical facts, involve predictions. Maritrans Inc.'s (the "Company") actual results, performance, or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect the Company's actual results, performance, or achievements include, but are not limited to, the factors outlined in this report and general financial, economic, environmental and regulatory conditions affecting the oil and marine transportation industry in general. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. Furthermore, the Company disclaims any obligation or intent to update any such factors or forward-looking statements to reflect future events or developments.

                                    PART I


Item 1. BUSINESS

General


     Maritrans Inc. (the "Corporation" or the "Registrant"), together with its predecessor, Maritrans Partners L.P. (the "Partnership"), herein called "Maritrans," has historically served the petroleum and petroleum product industry by using tugs, barges, oil tankers and marine terminal facilities to provide marine transportation and terminalling services primarily along the East and Gulf Coasts of the United States.


Structure


     Current. The Corporation is a Delaware corporation whose common stock, par value $.01 per share ("Common Stock"), is publicly traded. The Corporation conducts most of its marine transportation business activities through Maritrans Operating Partners L.P. (the "Operating Partnership") and its managing general partner, Maritrans General Partner Inc., wholly owned subsidiaries of the Corporation. Most of the Corporation's terminalling and distribution services are conducted through subsidiaries of Maritrans Holdings Inc., a wholly owned subsidiary of the Corporation.


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


     Overview. Since 1981, Maritrans and its predecessors have transported annually over 200 million barrels of crude oil and refined petroleum products. Based on research regarding competition, Maritrans believes that it is the largest United States marine carrier, by volume transported, of petroleum in the United States coastwise Jones Act trade (i.e. from point-to-point within the United States) and that it owns one of the largest fleets of U.S. flag oceangoing tank vessels in terms of cargo-carrying capacity.


     Maritrans operates a fleet of oil tankers, tank barges and tugboats and two terminal facilities. In 1998, Maritrans acquired an oil tanker with a capacity of approximately 265,000 barrels. Its largest barge has a capacity of approximately 380,000 barrels, and its current operating cargo fleet capacity aggregates approximately 5.2 million barrels. Aggregate capacity at Maritrans' terminal facilities totals approximately 1.2 million barrels at December 31, 1998.


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


     Management further believes that the level of domestic consumption of imported product is also significant to Maritrans' business. Imported petroleum products generally can be shipped on foreign-flag vessels directly into United States ports for storage, distribution and eventual consumption. These shipments reduce the need for domestic marine transportation service providers such as Maritrans to carry products from United States refineries to such ports. While Maritrans does benefit somewhat from the increase in demand for domestic redistribution services that results from the delivery of excess product to terminals by foreign-flag vessels, the overall effect of refined product imports on the demand for Maritrans' services is generally negative. The Gulf of Mexico operations, headquartered in Tampa, Florida, provides marine transportation services for petroleum products from refineries located in Texas, Louisiana and Mississippi to distribution points along the Gulf and Atlantic Coasts generally south of Cape Hatteras, North Carolina and particularly into Florida. The East Coast operations, supported by a major fleet center in Philadelphia, Pennsylvania, transports petroleum products from East Coast refineries (primarily located in and near Philadelphia) and pipeline terminals located in the New York Harbor area to distribution terminals primarily located along the Eastern Seaboard between the Canadian Maritime Provinces and Norfolk, Virginia and transports petroleum products between refineries and distribution points along the Delaware River and in the Chesapeake Bay. Maritrans also provides, as part of its East Coast operations, lightering services for large tankers (a process of off-loading crude oil or petroleum products from an inbound tanker into smaller tankers and/or barges, thereby enabling the tanker to navigate draft-restricted rivers and ports to discharge cargo at a refinery or storage and distribution terminal). As part of its tanker acquisition in 1997, Maritrans also acquired two small tug/barge units and an operations office in Yabucoa, Puerto Rico.


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


     In light of the potential liabilities of oil companies and other shippers of petroleum products under the Oil Pollution Act of 1990 ("OPA") and analogous state laws, management believes that some shippers have begun to select transporters in larger measure than in the past on the basis of a demonstrated record of safe operations. Maritrans believes that the measures it has implemented in the last eight years to promote higher quality operations and its longstanding commitment to safe transportation of petroleum products benefit its marketing efforts with these shippers. In July of 1998, all of Maritrans' vessels received ISM (International Safety Management) certification, which is an international requirement for all ships. Maritrans voluntarily undertook tug and barge certification as well.


     In 1998, approximately 84 percent of Maritrans revenues were generated from 10 customers. In 1998, contracts with Sunoco, Inc., Marathon Oil and Equiva Trading Company, accounted for approximately 28 percent, 13 percent, and 12 percent, respectively, of Maritrans revenue. During 1998, contracts were renewed with some of Maritrans' larger customers. There could be a material effect on Maritrans if any of these customers were to cancel or terminate their various agreements with Maritrans. Management believes that cancellation or termination of all its business with any of its larger customers is unlikely.


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

     U.S. Flag Barges and Tankers. Maritrans' most direct competitors are the other operators of U.S. flag oceangoing barges and tankers. Because of the restrictions imposed by the Jones Act, there is a finite number of vessels that are currently eligible to engage in U.S. maritime petroleum transport. The number of vessels eligible to engage in Jones Act trade had declined significantly over the past several years. Within the past three years, several competitors have added double-hulled capacity as replacement tonnage for single-hulled vessels. The gradual implementation of regulations requiring significant capital modifications and in some cases loss of vessel capacity, as well as a decrease in the number of new vessels constructed since 1982, have been the major causes of this pattern of retirement and/or replacement. Competition in the industry is based upon price and service (including vessel availability) and is intense.


     Maritrans is engaged in several different market activities. A significant portion of the Company's revenues in 1998 was generated in the coastal transportation of petroleum products from refineries or pipeline terminals in the Gulf of Mexico to ports which are not served by pipelines. Management believes that the optimal vessel size suited to serve these ports is between 20,000 deadweight tons ("DWT") (approximately 160,000 barrels) and 40,000 DWT (approximately 320,000 barrels). Maritrans currently operates seven barges and one oil tanker in this size range in this market, which comprises a significant number of the vessels able to compete in this market. The relatively large size of Maritrans' fleet generally provides greater flexibility in meeting customers' needs.


     Maritrans competes with operators of generally smaller vessels in its Eastern transportation activities. In this activity, Maritrans is competing primarily with other barge operators. This is a diverse market allowing a broader size range of vessels to participate than in the Gulf of Mexico.


     Management believes that, based on the Company's fleet size, maintenance and training programs, and spill record, Maritrans' independent competitors do not provide the same level of service, quality performance, or attention to safe operations as Maritrans.


     General Agreement on Trade in Services ("GATS") and North American Free Trade Agreement ("NAFTA").


     The possible inclusion of maritime services within the scope of the GATS and the NAFTA was the subject of discussion in the Uruguay Round of GATS negotiations and NAFTA negotiations. Maritime services were not included in GATS until the year 2000, if then. If maritime services were deemed to include cabotage (vessel trade or marine transportation between two points within the same country) and were included in any multi-national trade agreements, the result would be to open the Jones Act trade (i.e., transportation of maritime cargo between U.S. ports in which Maritrans and other U.S. vessel owners operate) to foreign-flag vessels which would operate at lower costs. While cabotage is not included in the GATS and the NAFTA, the possibility exists that cabotage could be included in the GATS, NAFTA or other international trade agreements in the future. In the meantime, Maritrans and the maritime industry will continue to resist vigorously the inclusion of cabotage in the GATS, NAFTA and any other international trade agreements.


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


     Delaware River Channel Deepening. Legislation approved by the United States Congress in 1992 authorizes the U.S. Army Corps of Engineers to deepen the channel of the Delaware River between the river's mouth and Philadelphia from forty to forty-five feet. Congress has appropriated $1.5 million in the 1999 fiscal year budget to cover preliminary costs. If this project becomes fully funded at the federal and state levels and if it is implemented and used by vessels calling on the Delaware Valley refineries, it would have a material adverse effect on Maritrans' lightering business which currently transports crude oil which is off-loaded from deeply laden tankers from the mouth of the Delaware Bay up the Delaware River to the Delaware Valley refineries.


Employees and Employee Relations


     At December 31, 1998, Maritrans and its subsidiaries employed a total of 617 persons. Of these employees, 81 are employed at the Philadelphia, Pennsylvania headquarters of the Corporation or at the Philadelphia and Tampa fleet centers, 402 are seagoing employees who work aboard the tugs and barges, 122 are seagoing employees who work aboard the tank ships, and 12 are employed in Maritrans' terminal facilities. Maritrans and its predecessors have had collective bargaining agreements with the Seafarers' International Union of North America, Atlantic, Gulf and Inland District, AFL-CIO ("SIU"), and with American Maritime Officers ("AMO"), formerly District 2 Marine Engineers Beneficial Association, Associated Maritime Officers, AFL-CIO, for approximately 40 years. The collective bargaining agreement with the SIU covers approximately 164 employees and expires on May 31, 1999. The collective bargaining agreement with the AMO covers approximately 172 employees and expires on October 8, 2007. Approximately one-half of the total number of seagoing employees employed are supervisors. These supervisors are covered by an agreement with AMO, which is limited to a provision for benefits. None of the shore-based employees are covered by any collective bargaining agreement.


     Management believes that the seagoing supervisory and non-supervisory personnel contribute significantly to responsive customer service. Maritrans maintains a policy of seeking to promote from within, where possible, and generally seeks to draw from its marine personnel to fill supervisory and other management positions as vacancies occur. Management believes that its operational audit program (performed by Tidewater School of Navigation, Inc.) and training program are essential to insure that its employees are knowledgeable and highly skilled in the performance of their duties as well as in their preparedness for any unforeseen emergency situations that may arise. Consequently, various training sessions and additional skill improvement seminars are held throughout the year.


Regulation


     Marine Transportation -- General. The Interstate Commerce Act exempts from economic regulation the water transportation of petroleum cargoes in bulk. Accordingly, Maritrans' transportation rates, which are negotiated with its customers, are not subject to special rate regulation under the provisions of such act or otherwise.

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

     Jones Act. The Jones Act, a federal law, restricts maritime transportation between United States points to vessels built and registered in the United States and owned by United States citizens. Maritrans Inc. and the subsidiaries that are engaged in maritime transportation between United States points are subject to the provisions of the law. Therefore, it is the responsibility of Maritrans to monitor ownership of these entities and take any remedial action necessary to insure that no violation of the Jones Act ownership restrictions occurs. In addition, the Jones Act requires that all United States flag vessels be manned by United States citizens, which significantly increases the labor and certain other operating costs of United States flag vessel operations compared to foreign-flag vessel operations. Foreign-flag seamen generally receive lower wages and benefits than those received by United States citizen seamen. In addition, a significant number of foreign governments subsidize, at least to some extent, the wages and/or benefits received by the seamen of those nations. Furthermore, certain of these foreign governments subsidize those nations' shipyards, resulting in lower shipyard costs both for new vessels and repairs than those paid by United States-flag vessel owners such as Maritrans to United States shipyards. Finally, the United States Coast Guard and American Bureau of Shipping maintain the most stringent regime of vessel inspection in the world, which tends to result in higher regulatory compliance costs for United States-flag operators than those paid by owners of vessels registered under foreign flags of convenience. Because Maritrans transports petroleum and petroleum products between United States ports, most of its business depends upon the Jones Act remaining in effect. There have been various unsuccessful attempts in the past by foreign governments and companies to gain access to the Jones Act trade, as well as by interests within the United States to limit or do away with the Jones Act. Legislation to this effect was introduced into Congress during 1997. Management expects that efforts of this type will continue.


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

     OPA will require the retirement of, or retrofitting with double hulls, all single-hulled petroleum tankers and barges operating in U.S. waters, including most of Maritrans' existing barges. The first of Maritrans' affected barges are legislatively required to be retired or retrofitted by 2003. However, most of Maritrans' large oceangoing, single-hulled barges will be affected January 1, 2005. Maritrans' barges under 5,000 gross registered tons are not scheduled for retirement until 2015. The two single-hulled tankers purchased in 1997 are affected in 2005 and 2006, respectively, at which time they will be required to comply with OPA or be operated outside U.S. waters. Approximately 27 percent of Maritrans' operating capacity has been qualified by the United States Coast Guard as meeting the double-hull requirements and, therefore, is allowed to continue operating without modification and without a legislatively determined retirement date. If Maritrans were to replace its entire single-hulled oil-carrying vessel capacity with newly built double hulled vessels, the estimated cost would be approximately $500 million, based on an estimated replacement cost of $125 per barrel of capacity. This estimate could be higher as shipyard costs increase. Factors that could reduce the estimate would include decisions to replace less than 100% of existing oil-carrying capacity or rebuilding programs with lower replacement costs per barrel of capacity. Maritrans' pilot program to rebuild the MARITRANS 192 with on OPA-compliant double-hull cost approximately $60 per barrel of capacity, however engineering, coating and structural and other vessel and shipyard-specific factors may make it inappropriate to extrapolate this per-barrel rebuilding cost to the other single-hulled vessels in Maritrans' fleet.

     OPA further required all tank vessel operators to submit, by February 18, 1993, for federal approval, detailed vessel oil spill contingency plans setting forth their capacity to respond to a worst case spill situation. Maritrans filed its plans prior to that deadline. Several states have similar contingency or response plan requirements. Additionally, in certain circumstances involving oil spills from vessels, OPA and other environmental laws may impose criminal liability upon vessel and shoreside marine personnel and upon the corporate entity. Such liability can be imposed for negligence without criminal intent, or it may be strictly applied. The Company believes the laws, in their present form, may negatively impact efforts to recruit Maritrans seagoing employees.

     OPA is expected to have a continuing adverse effect on the entire U.S. oil and petroleum marine transportation industry, including Maritrans. The effects on the industry could include, among others, (i) increased requirements for capital expenditures, which the independent marine transporters of petroleum may not be able to finance, to fund the cost of double-hulled vessels, (ii) increased maintenance, training, insurance and other operating costs, (iii) civil penalties and the potential for other liability, (iv) decreased operating revenues as a result of a further reduction of volumes transported by vessels and (v) increased difficulty in obtaining sufficient insurance, particularly oil pollution coverage. These effects could adversely affect Maritrans' results of operations and liquidity.

     In 1996, Maritrans filed suit against the United States government under the Fifth Amendment to the U.S. Constitution for "taking" 37 of Maritrans' tank barges without just compensation by passage of OPA. See "Item 3--Legal Proceedings."

     The following table sets forth Maritrans' quantifiable cargo oil spill record for the period January 1, 1994 through December 31, 1998:



                                                                           Gallons Spilled
                                              No. of        No. of .         Per Million
         Period             Gals. Carried     Spills     Gals. Spilled      Gals. Carried
------------------------   ---------------   --------   ---------------   ----------------
                                (000)                        (000)
1/1/1994 -- 12/31/1994         9,954,000     2            .02              .002
1/1/1995 -- 12/31/1995         9,450,000     1          16.80             1.780
1/1/1996 -- 12/31/1996         9,160,000     3            .08              .009
1/1/1997 -- 12/31/1997        10,136,000     1            .05              .005
1/1/1998 -- 12/31/1998        10,987,000     3            .29              .027

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

     User Fees and Taxes. The Water Resources Development Act of 1986 permits local non-federal entities to recover a portion of the costs of new port and harbor improvements from vessel operators with vessels benefiting from such improvements. Management does not believe that Maritrans' vessels currently benefit from such improvements. However, there can be no assurance that such entities will not seek to recover a portion of such costs from Maritrans. Federal legislation has been enacted imposing user fees on vessel operators such as Maritrans to help fund the United States Coast Guard's regulatory activities. Other federal, state and local agencies or authorities could also seek to impose additional user fees or taxes on vessel operators or their vessels. The Coast Guard collects fees for vessel inspection and documentation, licensing and tank vessel examinations. These fees have not been material to Maritrans. There can be no assurance that additional user fees, which could have a material adverse effect upon the financial condition and results of operations of Maritrans, will not be imposed in the future.


Item 2. PROPERTIES

     Vessels. The Corporation's subsidiaries owned, at December 31, 1998, a fleet of 58 vessels, of which 4 are oil tankers, 29 are barges and 23 are tugboats.

     In August of 1998 Maritrans purchased a 260,000-barrel double-hull petroleum tanker, which was renamed the DILIGENCE and placed into service after a short maintenance period. The remainder of the oil tanker fleet consists of three tankers ranging in capacity from 242,000 barrels to 265,000 barrels. These oil tankers were constructed between 1975 and 1982.

     The barge fleet consists of a variety of vessels falling within six different barge classifications. The largest vessels in the fleet are the twelve superbarges ranging in capacity from 178,000 to 380,000 barrels. The oldest vessel in that class is the OCEAN 250 which was constructed in 1970, while the largest vessel is the OCEAN 400, for which modifications were completed as recently as 1990. For the most part, however, the bulk of the superbarge fleet was constructed during the 1970's and early 1980's.

     The fleet's next eleven largest barges range in capacity from 60,000 barrels to 160,000 barrels and were constructed or substantially renovated between 1967 and 1981. The remainder of the barge fleet is comprised of two vessels falling in the 50,000 barrel class, and four vessels in the 30,000 barrel class. The majority of these vessels were constructed between 1961 and 1977.

     The tugboat fleet is comprised of one 11,000 horsepower class vessel, eleven 5,600 horsepower class vessels (two of which are chartered), five 4,000 horsepower class vessels, four 3,200 horsepower class vessels, three 2,200 horsepower class vessels, one pusher class vessel and one chartered 15,000 horsepower class vessel, which is not currently operating. The year of construction or substantial renovation of these vessels ranges from 1962 to 1990 with the bulk of the tugboats having been constructed sometime between 1967 and 1981.

     Substantially all of the vessels in the fleet are subject to first preferred ship mortgages. These mortgages require the Operating Partnership to maintain the vessels at a high standard and to continue a life-extension program for certain of its larger barges. At December 31, 1998, Maritrans is in compliance with the Operating Partnership's mortgage covenants.

     Marine Terminals. At December 31, 1998, Maritank Philadelphia Inc. ("MPI") owns 35 acres located on the west bank of the Schuylkill River in Philadelphia. Included at MPI are twelve storage tanks with a total capacity of 1,040,000 barrels, an automated truck rack, office space, warehouse space and related equipment used in MPI's marine terminal and tank cleaning operations. Maritank Maryland Inc. ("MMI") owns 25 acres located on the Wicomico River in Salisbury, Maryland. Included at MMI are fourteen storage tanks with a total capacity of 170,000 barrels, an automated truck loading rack, office space, warehouse space and related equipment used in MMI's marine terminal operations.

     Other Real Property. The Corporation's operations are headquartered in Philadelphia, Pennsylvania, where it leases office space. East Coast operations are located on the west bank of the Schuylkill River in Philadelphia, Pennsylvania where the Operating Partnership owns approximately six acres of improved land. In addition, the Operating Partnership also leases a bulkhead of approximately 430 feet from the federal government for purposes of mooring vessels adjacent to the owned land. This lease was renewed in 1993 and it is expected that it will be renewed again in 1999. The Operating Partnership also leases four acres of Port Authority land in Tampa, Florida for use as its Gulf fleet center. The lease expires in 2004, with three renewal options of ten years each.


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

     Maritrans has been sued by approximately 60 individuals alleging unspecified damages for exposure to asbestos and, in most of these cases, for exposure to tobacco smoke. Although Maritrans believes these claims are without merit, it is impossible at this time to express a definitive opinion on the final outcome of any such suit. Management believes that any liability would not have a material adverse effect as it would be adequately covered by applicable insurance.

     In 1996, Maritrans filed suit against the United States government under the Fifth Amendment to the U.S. Constitution for "taking" 37 of Maritrans' tank barges without just compensation. Maritrans asserts that the vessels were taken with the passage of Section 4115 of OPA and that this taking was done in contravention of the Fifth Amendment, which specifically prohibits the United States government from taking private property for public use without just compensation. Maritrans is seeking compensation based on the fact that Maritrans has been deprived of its reasonable investment-backed expectation in the continued use of its barges by Section 4115 of OPA, which prohibits all existing single-hull tank vessels from operating in U.S. waters under a retirement schedule which began January 1, 1995, and ends on January 1, 2015. Under this OPA provision, Maritrans' single-hull tank barges will be forced from service commencing on January 1, 2003, with a significant portion of the economic lives remaining, or be required to be retrofitted. On March 11, 1999, the United States Court of Federal Claims ("the Court") dismissed Maritrans' suit, in response to a government Motion for Summary Judgment, deciding essentially that the Company's cause of action is not yet ripe for judicial determination due to Maritrans' vessels not having yet been forced out of service by OPA's phase-out provisions. The Court determined that since the vessels are continuing to generate income, the Company has not suffered the degree of economic harm sufficient to constitute a Fifth Amendment taking. Maritrans is currently reviewing how it will react to the Court's decision.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Corporation's security holders, through the solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 1998.

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



QUARTERS ENDED IN 1998:        HIGH           LOW
-------------------------   ---------      --------
March 31, 1998              $ 11.625       $ 8.625
June 30, 1998                 11.250         8.625
September 30, 1998             9.438         6.688
December 31, 1998              7.750         6.313
QUARTERS ENDED IN 1997:        HIGH           LOW
-------------------------   ---------      --------
March 31, 1997              $  7.125       $ 5.875
June 30, 1997                  7.875         5.750
September 30, 1997             9.813         7.750
December 31, 1997              9.875         8.313

     As of January 31, 1999, the Registrant had 12,147,402 Common Shares outstanding and approximately 928 stockholders of record.

     Dividends

     For the years ended December 31, 1998 and 1997, Maritrans Inc. paid the following cash dividends to stockholders:



  PAYMENTS IN 1998:          PER SHARE
---------------------------  -------------
  March 11, 1998             $ .090
  June 11, 1998              $ .090
  September 9, 1998          $ .090
  December 9, 1998           $ .100
                             ------
   Total                     $ .370
                             ======

  PAYMENTS IN 1997:          PER SHARE
---------------------------  -------------
  March 12, 1997             $ .075
  June 11, 1997              $ .075
  September 10, 1997         $ .075
  December 10, 1997          $ .090
                             ------
   Total                     $ .315
                             ======


     While dividend policy is determined at the discretion of the Board of Directors of Maritrans Inc., management believes that it is likely Maritrans will pay quarterly cash dividends during 1999.

Item 6. SELECTED FINANCIAL DATA ($000 except per share amounts)




                                                                            MARITRANS INC.
                                           ---------------------------------------------------------------------------------
                                                                       JANUARY 1 to DECEMBER 31
                                                1998             1997             1996             1995             1994
                                           --------------   --------------   --------------   --------------   -------------
CONSOLIDATED INCOME STATEMENT DATA:
 Revenues ..............................     $  151,839       $  135,781       $  126,994       $  124,527       $ 124,846
 Operating income before depreciation
   and amortization ....................         30,407           38,339           30,249           30,738          34,250
 Depreciation and amortization .........         19,578           16,943           16,565           16,214          15,797
 Operating income ......................         10,829           21,396           13,684           14,524          18,453
 Interest expense, net .................          6,945            7,565            9,494            9,454           9,934
 Income before income taxes ............          4,986           18,157            8,379            8,120          10,355
 Provision for income taxes ............          1,870            6,696            3,130            3,139           3,823
 Net income ............................          3,116           11,461            5,249            4,981           6,532
 Basic earnings per share ..............     $     0.26       $    0.95        $    0.44        $     0.41       $    0.52
 Diluted earnings per share ............     $     0.26       $    0.94        $    0.44        $     0.41       $    0.52
 Cash dividends per share ..............     $     0.37       $    0.315       $    0.275       $     0.11       $    0.02
CONSOLIDATED BALANCE SHEET DATA (at period end):
 Total assets ..........................     $  254,906       $  251,023       $  235,221       $  251,961       $ 257,609
 Long-term debt ........................         83,400           75,365           79,123          104,337         113,008
 Stockholders' equity ..................         89,815           90,795           82,594           79,875          81,173


     In this annual report the statements contained or incorporated by reference that are not historical facts or statements of current condition are forward-looking statements. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "forecasts," "will," or "anticipates," or the negative thereof or other variations thereon or comparable terminology, or by discussion of strategy or intentions. These forward-looking statements, such as statements regarding present or anticipated utilization, future revenues and customer relationships, capital expenditures, future financings, and other statements regarding matters that are not historical facts, involve predictions. The Company's actual results, performance, or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect the Company's actual results, performance, or achievements include, but are not limited to, the factors outlined in the Company's Form 10-K filed with the Securities Exchange Commission, and general financial, economic, environmental and regulatory conditions affecting the oil and marine transportation industry in general. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. Furthermore, the Company disclaims any obligation or intent to update any such factors or forward-looking statements to reflect future events or developments.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the consolidated financial condition and results of operations of Maritrans Inc. (the "Corporation"), and, together with its subsidiaries and its predecessor, Maritrans Partners L.P. (the "Partnership"), herein called "Maritrans" or the "Company."


Overview

     Maritrans serves the petroleum and petroleum product distribution industry by using oil tankers, tank barges, tugboats and marine terminal facilities to provide marine transportation and terminalling services primarily along the East and Gulf Coasts of the United States. Between 1994 and 1998, Maritrans has transported at least 218 million barrels annually. The high was 262 million barrels in 1998, and the low was 218 million barrels in 1996. Many factors affect the number of barrels transported and will affect future results for Maritrans, including its vessel and fleet size and average trip lengths, the continuation of federal law restricting United

States point-to-point maritime shipping to U.S. vessels (the Jones Act), domestic oil consumption -- particularly in Florida and the northeastern U.S., environmental laws and regulations, oil companies' operating and sourcing decisions, competition, labor and training costs and liability insurance costs. Overall U.S. oil consumption during 1994-1998 fluctuated between 17.7 million and 18.7 million barrels a day.

     In the fall of 1997, Maritrans added approximately 850,000 barrels of capacity to its fleet, primarily through the acquisition of three oil tankers varying between 242,000 and 265,000 barrels of capacity. In 1998, the Company acquired an additional 265,000 barrel oil tanker. Additionally, during 1998 Maritrans successfully rebuilt one of its existing, single-hulled, 190,000 barrel barges with a double-hull design configuration which complies with the provisions of the Oil Pollution Act of 1990 ("OPA"). The Company intends to apply the same methodology to up to eight more of its existing large, oceangoing, single-hull barges. The timing of the rebuilds will be determined by a number of factors, including market conditions, shipyard pricing and availability, customer requirements and OPA retirement dates for the vessels. The OPA retirement dates fall between 2003 and 2010. There are no current plans to perform any rebuilding in 1999.


Legislation

     The enactment of OPA significantly increased the liability exposure of marine transporters of petroleum in the event of an oil spill. In addition, several states in which Maritrans operates have enacted legislation increasing the liability for oil spills in their waters. Maritrans currently maintains oil pollution liability insurance of up to $900 million per occurrence on each of its vessels. There can be no assurance that such insurance will be adequate to cover potential liabilities in the event of a catastrophic spill, that additional premium costs will be recoverable through increased vessel charter rates, or that such insurance will continue to be available in satisfactory amounts.

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

     OPA will require the retirement of, or retrofitting with double hulls, all single-hulled petroleum tankers and barges operating in U.S. waters, including most of Maritrans' existing barges. The first of Maritrans' affected barges are legislatively required to be retired or retrofitted by 2003. However, most of Maritrans' large oceangoing, single-hulled barges will be affected January 1, 2005. Maritrans' barges under 5,000 gross registered tons are not scheduled for retirement until 2015. The two single-hulled tankers purchased in 1997 are affected in 2005 and 2006, respectively, at which time they will be required to comply with OPA or be operated outside U.S. waters. Approximately 27 percent of Maritrans' operating capacity has been qualified by the United States Coast Guard as meeting the double-hull requirements and, therefore, is allowed to continue operating without modification and without a legislatively determined retirement date. If Maritrans were to replace its entire single-hulled oil-carrying vessel capacity with newly built double-hulled vessels, the estimated cost would be approximately $500 million, based on an estimated replacement cost of $125 per barrel of capacity. This estimate could be higher as shipyard costs increase. Factors that could reduce the estimate would include decisions to replace less than 100% of existing oil-carrying capacity or rebuilding programs with lower replacement costs per barrel of capacity. Maritrans' pilot program to rebuild the MARITRANS 192 with on OPA-compliant double-hull cost approximately $60 per barrel of capacity, however engineering, coating and structural and other vessel-and shipyard-specific factors may make it inappropriate to extrapolate this per-barrel rebuilding cost to the other single-hulled vessels in Maritrans' fleet.

Results of Operations

 Year Ended December 31, 1998 Compared With Year Ended December 31, 1997

     Revenue for 1998 totaled $151.8 million compared with $135.8 million in 1997, an increase of $16.0 million or 11.8 percent. Barrels of cargo transported increased by 20.3 million, from 241.3 million to 261.6 million or
8.4 percent. Revenue and volumes in 1998 were positively impacted by the addition of three tankers and two tug/barge units in late 1997 and one tanker in 1998. Utilization, as measured by revenue days divided by calendar days available, totaled 79.9 percent for 1998 compared to 82.2 percent in 1997. Utilization for the fleet, excluding new vessels, decreased to 78.7 percent. The fleet utilization has been impacted by a heavier than normal out of service time due to scheduled maintenance and the MARITRANS 192 double hull rebuild project. Additionally, the fleet utilization was impacted by higher than normal weather delays in both the Gulf of Mexico and Northeastern United States, two of the Company's largest markets. Management expects market conditions to continue to be very competitive as new tonnage is being introduced into the market by Maritrans' competitors. Revenues from sources other than marine transportation decreased to 2.5 percent of total revenues in 1998 compared to
3.0 percent in 1997.

     Operating expenses of $141.0 million increased by $26.6 million or 23.3 percent from $114.4 million in 1997. This increase was due largely to the full year's operating costs of three tankers and two tug/barges units acquired late in 1997 and the stub period operating costs of the tanker purchased in August 1998. Additionally, the Company had to charter in outside tonnage, due to an extensive maintenance schedule during the year and the MARITRANS 192 double hull rebuild project, to cover contract commitments to customers. The Company's oil tankers have a higher operating cost, measured per barrel of capacity, than its tug/barge units, due primarily to their larger crew complements and higher ongoing maintenance expenses. Expenses, excluding the new vessels, decreased reflecting lower utilization due to maintenance, heavier weather delays and fuel price savings. General and administrative expenses increased reflecting higher staffing levels, shoreside travel and shoreside training.

     Interest expense decreased from $7.6 million in 1997 to $6.9 million in 1998. This decrease is the result of a reduction in the effective interest rate as the mortgage debt of subsidiaries is replaced by debt on the Company's revolving credit facility. The Company also capitalized interest in the amount of $0.4 million on various capital projects. Other income decreased from $4.3 million in 1997, to $1.1 million in 1998. Comparable amounts for 1997 included a net gain of $2.0 million on the disposal of certain assets. Interest income decreased to $0.5 million as the Company had less cash and cash equivalents on hand due to its asset acquisitions and capital projects.

     Net income for the twelve months ended December 31, 1998, decreased to $3.1 million from $ 11.5 million for the twelve months ended December 31, 1997, due to the aforementioned changes in revenue and expenses.


 Year Ended December 31, 1997 Compared With Year Ended December 31, 1996

     Revenue for 1997 totaled $135.8 million compared with $127.0 million in 1996, an increase of $8.8 million or 6.9 percent. Barrels of cargo transported increased by 23.2 million, from 218.1 million to 241.3 million or 10.6 percent. Volumes in the comparable prior period were negatively impacted by the shutdowns of refinery capacity in the Delaware Valley area during the first part of 1996. The increase in volumes in 1997 is attributable to improvements in Maritrans' shorter-haul route business as those refineries were placed back in service. Several of the vessels that were reassigned to other geographic areas last year have been moved back into Delaware Valley-based trades. Utilization, as measured by revenue days divided by calendar days available, totaled 82.2 percent for 1997 compared to 75.7 percent in 1996. During 1997, contracts were renewed with some of Maritrans' larger customers. While a number of these contracts will result in lower revenue per barrel transported, Maritrans has gained either higher vessel utilization or higher volume commitments with those customers, and decreased its exposure to the spot market. The markets within which Maritrans operates continue to experience severe price competition for oil transportation services, which is expected to continue. Management believes, however, that the level of contractually committed utilization will partially insulate Maritrans from these pressures. Revenues from sources other than marine transportation decreased from 3.6 percent of total revenues in 1996 to 3.0 percent in 1997.

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


Liquidity and Capital Resources


     In 1998, existing cash and cash equivalents, augmented by operating activities and financing transactions, were sufficient to fully meet debt service obligations (including $16.4 million in long-term debt repayments), to meet loan agreement restrictions, to make capital acquisitions and improvements, and to allow Maritrans to pay a dividend of $0.09 per common share in each of the first three quarters and $0.10 per common share in the last quarter. Maritrans believes that in 1999, funds provided by operating activities, augmented by financing transactions and investing activities, will be sufficient to finance operations, anticipated capital expenditures, lease payments and required debt repayments. Dividend payments are expected to continue quarterly in 1999.

     On October 10, 1997, Maritrans and Chevron U.S.A. Inc. ("Chevron") executed agreements for Maritrans' purchase of two Chevron petroleum tankers subject to certain conditions. The total cost to Maritrans was approximately $27.3 million. The Chevron vessels are 40,000 deadweight ton, double-hulled oil tankers that comply with all International Maritime Organization ("IMO") and OPA design criteria for future trading. The Company purchased the first vessel on November 7, 1997, for $13 million and purchased the second vessel on August 12, 1998, for $14.3 million. In November 1997, Maritrans borrowed $12 million from its revolving credit facility with Mellon Bank, N.A. to complete the purchase of the first vessel. To fund the purchase of the second vessel, Maritrans borrowed an additional $12 million in August 1998 from its revolving credit facility with Mellon Bank, N.A. The Company made modifications to the second vessel, renamed the DILIGENCE, before placing it in service in the fall of 1998. Total costs of these modifications were approximately $3 million.


     During 1998, Maritrans also successfully completed rebuilding the barge MARITRANS 192 with a double hull. The total cost of this project was approximately $10 million.


     In addition to the vessel programs previously mentioned, capital expenditures in 1998 for improvements to its existing fleet of vessels and marine terminals were approximately $4 million, the same as in 1997.


     On May 7, 1997, the Company announced a year's extension to its previously announced stock buy-back plan to reacquire up to 1.8 million shares of its common stock, depending on market conditions. This amount represented approximately 15 percent of the 12.5 million shares outstanding at the beginning of the program. As of the end of the program, the Company had purchased 877,955 shares at a cost of approximately $5.1 million. No open market purchases were made in 1996, 1997 or 1998.


     On February 9, 1999, the Board of Directors authorized a share buyback program for the acquisition of up to 1 million shares of the Company's common stock. This amount represents approximately 8 percent of the 12.1 million shares outstanding at the beginning of the program. Maritrans intends to hold the majority of the shares as treasury stock, although some shares may be used for acquisition currency, employee compensation plans, and/or other corporate purposes. Maritrans expects to finance the purchase of any reacquired shares from internally generated funds.


Working Capital and Other Balance Sheet Changes


     In 1998, working capital was generated by operating activities, proceeds under a revolving credit facility established in 1997 and borrowing against a working capital facility. Current assets decreased primarily due to the Company having less cash and cash equivalents on hand. The ratio of current assets to current liabilities declined from 1.27:1 at December 31, 1997 to 1.20:1 at December 31, 1998. Maritrans utilized available working capital to purchase marine vessels and equipment, repay scheduled long-term debt obligations, and make dividend payments.


Debt Obligations and Borrowing Facility


     At December 31, 1998, Maritrans had $95.3 million in total outstanding debt, secured by mortgages on most of the fixed assets of the subsidiaries of the Corporation. The current portion of this debt at December 31, 1998, was $11.9 million. Maritrans has a $10 million working capital facility, secured by receivables and inventories of a subsidiary, which expires June 30, 1999, and which it expects to renew. At December 31, 1998, this facility had a balance of $4.2 million outstanding. On October 17, 1997, Maritrans entered into a multi-year revolving credit facility for amounts up to $33 million with Mellon Bank, N.A. This facility is collateralized by mortgages on tankers acquired in 1997 and 1998. At December 31, 1998, the balance of borrowings outstanding were $28.4 million.

     At December 31, 1998 and 1997, total debt to total capitalization was 51 percent and 48 percent, respectively. For purposes of this calculation, total capitalization consists of long-term debt, including those portions that are current, and stockholders' equity.


Impact of Year 2000


     Some of the Company's older computer programs and embedded computer components suffer from Year 2000 incompatibilities. If left unchanged, this may cause a system failure or miscalculations causing disruptions in operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in normal similar business activities.

     Following is a brief description of the tasks incorporated in the Company's Year 2000 effort:

       Software Inventory: List all custom software components that may have a dependency on Year 2000.

     Software Assessment: Analyze each software component to determine if a Year 2000 dependency exists; if so then determine magnitude of impact and effort for remediation. Prioritize remediation efforts.


     Software Remediation: Implement corrections or develop alternative plans to work around the problem.


     Imbedded Systems Inventory: Develop a list of all devices which contain embedded computer chips, such as radars, Global Positioning System, rudder controls, engine controls and truck rack monitors


     Imbedded Systems Assessment: Work with the individual manufacturing companies to identify any problems with specific devices. Conduct independent tests to identify any possible problems.


     Imbedded Systems Remediation: Work with the manufacturing companies to implement replacement or work around plans. Collaborate with other companies that have the same dependencies to reduce cost and increase effectiveness.


     Service Provider Assessment: Verify that all service providers are investigating their own Year 2000 problems and that the Company's interactions with them are Year 2000 compliant. Identify key service providers and conduct in-depth analysis to verify that service to Maritrans will not be impacted.


     Customer Assessment: Verify that all customers are proceeding with their own Year 2000 efforts. Collaborate with the customers to ensure that both parties have a smooth transition into the new millennium.


       Contingency Planning: Identify and document contingency plans for core business processes.


     The Company completed an assessment of its computing systems, commercial off-the-shelf systems, and embedded systems and has been developing new software programs and replacing commercial systems to take advantage of newer technologies. As a result of this initiative, the Company's operating systems, critical embedded systems and commercial off-the-shelf systems will be Year 2000 compliant upon completion of these upgrades, which are scheduled to be complete no later than the first quarter of 1999. This date is prior to any anticipated impact on the operating systems. For the Company's less critical commercial off-the-shelf systems and embedded components, the Company is working closely with the manufacturers to verify compliance and is proceeding with remediation efforts. The Company is collaborating with its key service providers and customers to ensure their Year 2000 efforts will identify and address common risks as well as developing contingency plans where necessary. The Company's major customers do not expect to incur major disruptions in the need for services due to any Year 2000 issues. These activities are scheduled to be completed no later than the second quarter of 1999. However, there can be no assurances that the companies with which the Company does business will achieve a Year 2000 conversion in a timely fashion, or that such failure to convert by another company will not have a material adverse effect on the Company.

     The Company's contingency planning effort has identified critical business processes and any Year 2000 dependencies that these processes may have. The Company is currently prioritizing these processes and developing contingency plans to eliminate or manage any Year 2000 dependencies. These contingency plans consider the internal systems, facilities, customer and supplier readiness, and infrastructure concerns.

     The Company believes that with the conversions to new software, the Year 2000 issue will not pose significant operational problems for the computer systems. However, if such conversions are not made, or are not completed timely, the Year 2000 issue could have a material adverse impact on the operations of the Company. The Company believes that the most reasonably likely worst case Year 2000 scenario would be that some of the customers' refineries or terminal pumping systems would fail. This would cause fewer barrels to be moved, interruption of normal distribution patterns, and/or inability to transfer product, possibly leaving the vessels empty and crippling the delivery system. In this event, the Company expects less than half of the fleet would be impacted with a maximum of 5-day delays for product loading. Vessels attempting to discharge would be rerouted to other ports or customers and thus not incur significant delays. As part of the contingency planning efforts, the Company is addressing this specific issue internally and with customers to reduce the likelihood and impact of this scenario.

     The total cost of the Company's Year 2000 efforts is expected to be $0.6 million, with approximately $0.2 million to be incurred during the remainder of the project. This amount is being financed from internally generated funds. The costs of the project and the date on which the Company believes it will complete the Year 2000 conversions are based on management's best estimates. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to upgrade all relevant operating systems, and similar uncertainties.


Market Risk

     The principal market risk to which the Company is exposed is changes in interest rates on debt instruments. The Company manages its exposure to changes in interest rate fluctuations by optimizing the use of fixed and variable rate debt. The information below summarizes the Company's market risks associated with debt obligations and should be read in conjunction with Note 8 of the Consolidated Financial Statements.

     The following table presents principal cash flows and the related interest rates by year of maturity. Fixed interest rates disclosed represent the actual rate as of the period end. Variable interest rates disclosed fluctuate with the LIBOR and federal fund rates and represent the weighted average rate at December 31, 1998.




                                                          EXPECTED YEARS OF MATURITY
                              -----------------------------------------------------------------------------------
                                 1999        2000         2001        2002        2003      Thereafter     Total
                              ---------   ----------   ---------   ---------   ---------   ------------   -------
                                                              (Dollars in $000's)
Long-term debt,
 including current portion
   Fixed rate                   6,500        6,500       6,500       6,500       6,500        26,000      58,500
   Average interest rate          9.25         9.25        9.25        9.25        9.25          9.25
   Variable rate                5,373       29,600       1,200         600          --            --      36,773
   Average interest rate          6.04         6.04        6.04        6.04         --            --


Impact of Recent Accounting Pronouncements

     Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 superseded FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise. Statement 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement 131 did not affect results of operations or financial position.

     The Company operates in the marine transportation and terminal business. Marine transportation represents the transportation of petroleum and accounted for substantially all of the consolidated assets of the Company at December 31, 1998 and 1997 and substantially all of the consolidated revenues for each of the three years in the period ended December 31, 1998. Terminal operations provide ancillary support to the marine transportation business as a discharge location for certain marine transportation customers, tank vessel cleaning facilities for Maritrans' vessels and as shore-based petroleum storage.

     The Company primarily operates along the coastal waters of the Northeastern United States and the Gulf of Mexico. The nature of services provided, the customer base, the regulatory environment and the economic characteristics of the Company's operations are similar, and the Company moves its revenue-producing assets among its operating locations as business and customer factors dictate. Maritrans believes that aggregation of the entire marine transportation business provides the most meaningful disclosure.


Item 7a. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     See discussion on page 16 included in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 8. FINANCIAL STATEMENTS & SUPPLEMENTAL DATA


                        Report of Independent Auditors

Stockholders and Board of Directors
Maritrans Inc.

We have audited the accompanying consolidated balance sheets of Maritrans Inc. as of December 31, 1998 and 1997, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(A). These financial statements and schedule are the responsibility of the management of Maritrans Inc. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maritrans Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                              ERNST & YOUNG LLP


Philadelphia, Pennsylvania
January 22, 1999

                                MARITRANS INC.
                          CONSOLIDATED BALANCE SHEETS

                                    ($000)



                                                                                   December 31,
                                                                            --------------------------
                                                                                1998          1997
                                                                            -----------   ------------
ASSETS
Current assets:
 Cash and cash equivalents ..............................................    $  1,214       $ 13,312
 Trade accounts receivable (net of allowance for doubtful accounts of
   $1,387 and $1,258, respectively) .....................................      18,030         18,073
 Other accounts receivable ..............................................       9,434          4,447
 Inventories ............................................................       4,656          5,066
 Deferred income tax benefit ............................................       4,627          3,491
 Prepaid expenses .......................................................       3,479          3,257
                                                                             --------       --------
      Total current assets ..............................................      41,440         47,646
Vessels, terminals and equipment ........................................     358,197        329,032
 Less accumulated depreciation ..........................................     151,506        132,316
                                                                             --------       --------
      Net vessels, terminals and equipment ..............................     206,691        196,716
Other ...................................................................       6,775          6,661
                                                                             --------       --------
      Total assets ......................................................    $254,906       $251,023
                                                                             ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Debt due within one year ...............................................    $ 11,873       $  9,758
 Trade accounts payable .................................................       1,856          2,390
 Accrued interest .......................................................       1,351          1,563
 Accrued shipyard costs .................................................       7,413          8,723
 Accrued wages and benefits .............................................       3,559          5,208
 Other accrued liabilities ..............................................       8,559          9,825
                                                                             --------       --------
      Total current liabilities .........................................      34,611         37,467
Long-term debt ..........................................................      83,400         75,365
Deferred shipyard costs .................................................      11,119         13,085
Other liabilities .......................................................       5,107          5,326
Deferred income taxes ...................................................      30,854         28,985
Stockholders' equity:
 Preferred stock, $.01 par value, authorized 5,000,000 shares; none
   issued ...............................................................          --             --
 Common stock, $.01 par value, authorized 30,000,000 shares;
   issued: 1998 -- 13,116,862 shares; 1997 -- 12,996,157 shares .........         131            130
 Capital in excess of par value .........................................      77,858         76,881
 Retained earnings ......................................................      18,691         20,049
 Less: Cost of shares held in treasury: 1998 -- 972,256 shares;
      1997 -- 940,896 shares ............................................      (5,699)        (5,433)
   Unearned compensation .........................................  .....      (1,166)          (832)
                                                                             --------       --------
      Total stockholders' equity ........................................      89,815         90,795
                                                                             --------       --------
      Total liabilities and stockholders' equity ........................    $254,906       $251,023
                                                                             ========       ========


                            See accompanying notes.

                                MARITRANS INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                       ($000, except per share amounts)



                                                                    For the year ended December 31,
                                                                ---------------------------------------
                                                                    1998          1997          1996
                                                                -----------   -----------   -----------
Revenues ....................................................    $151,839      $135,781      $126,994
Costs and expenses:
 Operation expense ..........................................      86,616        69,290        67,286
 Maintenance expense ........................................      26,148        19,699        20,289
 General and administrative .................................       8,668         8,453         9,170
 Depreciation and amortization ..............................      19,578        16,943        16,565
                                                                 --------      --------      --------
                                                                  141,010       114,385       113,310
                                                                 --------      --------      --------
Operating income ............................................      10,829        21,396        13,684
Interest expense (net of capitalized interest of $417, $0 and
 $0, respectively)...........................................      (6,945)       (7,565)       (9,494)
Other income, net ...........................................       1,102         4,326         4,189
                                                                 --------      --------      --------
Income before income taxes ..................................       4,986        18,157         8,379
Income tax provision ........................................       1,870         6,696         3,130
                                                                 --------      --------      --------
Net income ..................................................    $  3,116      $ 11,461      $  5,249
                                                                 --------      --------      --------
Basic earnings per share ....................................    $   0.26      $   0.95      $   0.44
Diluted earnings per share ..................................    $   0.26      $   0.94      $   0.44

                            See accompanying notes.

                                MARITRANS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               Increase (Decrease) in Cash and Cash Equivalents

                                    ($000)



                                                                      For the year ended December 31,
                                                                 -----------------------------------------
                                                                     1998          1997           1996
                                                                 -----------   ------------   ------------
Cash flows from operating activities:
 Net income ..................................................    $   3,116     $  11,461      $   5,249
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization .............................       19,578        16,943         16,565
   Deferred income taxes .....................................          733         1,729            340
   Stock compensation ........................................          378           381            347
   Changes in receivables, inventories, and prepaid
    expenses .................................................       (4,756)         (753)        (3,810)
   Changes in current liabilities other than debt ............       (4,971)        3,387          2,067
   Non-current changes, net ..................................       (2,687)        3,125          1,063
   (Gain) loss on sale of equipment ..........................           --        (2,049)        (3,250)
                                                                  ---------     ---------      ---------
Total adjustments to net income ..............................        8,275        22,763         13,322
                                                                  ---------     ---------      ---------
   Net cash provided by operating activities .................       11,391        34,224         18,571
Cash flows from investing activities:
 Acquisition of investments held-to-maturity .................           --            --        (27,684)
 Maturity of investments held-to-maturity ....................           --            --         35,228
 Cash proceeds from sale of marine vessels, terminals
   and equipment .............................................           --         5,066          5,558
 Insurance proceeds from dock settlement .....................        1,025            --             --
 Purchase of marine vessels, terminals and equipment .........      (30,190)      (51,298)        (2,983)
                                                                  ---------     ---------      ---------
 Net cash provided by (used in) investing activities .........      (29,165)      (46,232)        10,119
Cash flows from financing activities:
 Payment of long-term debt ...................................      (16,423)      (10,213)       (23,672)
 New borrowings under revolving credit facility ..............       43,863        12,000             --
 Repayments of borrowings under revolving credit
   facility ..................................................      (17,290)       (6,000)            --
 Proceeds from stock option exercises ........................           --           143            378
 Dividends declared and paid .................................       (4,474)       (3,784)        (3,255)
                                                                  ---------     ---------      ---------
 Net cash provided by (used in) financing activities .........        5,676        (7,854)       (26,549)
Net increase (decrease) in cash and cash equivalents .........      (12,098)      (19,862)         2,141
Cash and cash equivalents at beginning of year ...............       13,312        33,174         31,033
                                                                  ---------     ---------      ---------
Cash and cash equivalents at end of year .....................    $   1,214     $  13,312      $  33,174
                                                                  =========     =========      =========
Supplemental Disclosure of Cash Flow Information:
Interest paid ................................................    $   7,574     $   7,661      $   9,908
Income taxes paid ............................................    $   1,600     $   4,500      $   1,050

                            See accompanying notes.

                                MARITRANS INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         ($000, except share amounts)



                                                    Common      Capital in
                                     Common      Stock, $.01    excess of
                                     Stock        Par Value     Par Value
                                 -------------  -------------  -----------
Balance at December 31,
 1995 .........................   11,682,135         $126        $74,516
Net income, January 1, 1996
 to December 31, 1996 .........
Cash dividends ($0.275 per
 share of Common Stock ........
Stock incentives ..............      277,777            2          1,358
                                  ----------         ----        -------
Balance at December 31,
 1996 .........................   11,959,912          128         75,874
Net income January 1, 1997
 to December 31, 1997 .........
Cash dividends ($0.315 per
 share of Common Stock)........
Stock incentives ..............       95,349            2          1,007
                                  ----------         ----        -------
Balance at December 31,
 1997 .........................   12,055,261          130         76,881
                                  ----------         ----        -------
Net income January 1, 1998
 to December 31, 1998 .........
Cash dividends ($0.370 per
 share of Common Stock)........
Stock incentives ..............       89,345            1            977
                                  ----------         ----        -------
Balance at December 31,
 1998 .........................   12,144,606         $131        $77,858
                                  ==========         ====        =======



                                  Retained      Treasury        Unearned
                                  Earnings        Stock       Compensation      Total
                                 ----------  --------------  --------------  ----------
Balance at December 31,
 1995 .........................   $ 10,378      $(5,059)        $    (86)     $ 79,875
Net income, January 1, 1996
 to December 31, 1996 .........      5,249                                       5,249
Cash dividends ($0.275 per
 share of Common Stock ........     (3,255)                                     (3,255)
Stock incentives ..............         --             (8)          (627)          725
                                  --------      ----------      --------      --------
Balance at December 31,
 1996 .........................     12,372       (5,067)            (713)       82,594
Net income January 1, 1997
 to December 31, 1997 .........     11,461                                      11,461
Cash dividends ($0.315 per
 share of Common Stock)........     (3,784)                                     (3,784)
Stock incentives ..............         --         (366)            (119)          524
                                  --------      ---------       --------      --------
Balance at December 31,
 1997 .........................     20,049       (5,433)            (832)       90,795
                                  --------      ---------       --------      --------
Net income January 1, 1998
 to December 31, 1998 .........      3,116                                       3,116
Cash dividends ($0.370 per
 share of Common Stock)........     (4,474)                                     (4,474)
Stock incentives ..............         --         (266)            (334)          378
                                  --------      ---------       --------      --------
Balance at December 31,
 1998 .........................   $ 18,691      $(5,699)        $ (1,166)     $ 89,815
                                  ========      =========       ========      ========

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


 Inventories


     Inventories, consisting of materials, supplies and fuel are carried at specific cost which does not exceed net realizable value.


 Income Taxes


     Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.


 Revenue Recognition


     Revenue is recognized when services are performed.

                           NOTES TO THE CONSOLIDATED

1. Organization and Significant Accounting Policies  -- (Continued)

 Significant Customers

     During 1998, the Company derived revenues aggregating 52 percent of total revenues from three customers, each one representing more than 10 percent of revenues. In 1997, revenues from three customers aggregated 50 percent of total revenues and in 1996, revenues from three customers aggregated 42 percent of total revenues. The Company does not necessarily derive 10 percent or more of its total revenues from the same group of customers each year. In 1998, approximately 84 percent of the Company's total revenue were generated by ten customers. Credit is extended to various companies in the petroleum industry in the normal course of business. This concentration of credit risk within this industry may be affected by changes in economic or other conditions and may, accordingly, affect the overall credit risk of the Company.

 Related Parties

     The Company obtained protection and indemnity insurance coverage from a mutual insurance association, whose chairman is also the chairman of Maritrans Inc. The related insurance expense was $2,577,000, $2,536,000 and $2,654,000 for the years ended December 31, 1998, 1997 and 1996, respectively. In 1998, 1997 and 1996, the Company paid amounts for the lease of office space and for legal services to a law firm, a partner of which serves on the Company's Board of Directors.



                                              1998     1997      1996
                                             ------   ------   -------
                                                      ($000)
  Lease of office space ..................    $114     $228     $277
  Legal services .........................     120      232      163
                                              ----     ----     ----
  Total ..................................    $234     $460     $440
                                              ====     ====     ====


 Impact of Recent Accounting Pronouncements

     Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 superseded FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise. Statement 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement 131 did not affect results of operations or financial position.

     The Company operates in the marine transportation and terminal business. Marine transportation represents the transportation of petroleum and accounted for substantially all of the consolidated assets of the Company at December 31, 1998 and 1997 and substantially all of the consolidated revenues for each of the three years in the period ended December 31, 1998. Terminal operations provide ancillary support to the marine transportation business as a discharge location for certain marine transportation customers, tank vessel cleaning facilities for Maritrans' vessels and as shore-based petroleum storage.

     The Company primarily operates along the coastal waters of the Northeastern United States and the Gulf of Mexico. The nature of services provided, the customer base, the regulatory environment and the economic characteristics of the Company's operations are similar, and the Company moves its revenue-producing assets among its operating locations as business and customer factors dictate. Maritrans believes that aggregation of the entire marine transportation business provides the most meaningful disclosure.

                           NOTES TO THE CONSOLIDATED

2. Earnings per Common Share


     The following data show the amounts used in computing basic and diluted earnings per share (EPS):



                                                             1998         1997         1996
                                                          ---------   -----------   ----------
                                                                      (thousands)
         Income available to common stockholders
          used in basic EPS ...........................    $ 3,116     $ 11,461      $ 5,249
         Weighted average number of common
          shares used in basic EPS ....................     11,929       12,003       11,828
         Effect of dilutive securities:
          Stock options and Restricted shares .........        258          177          107
         Weighted number of common shares and
          dilutive potential common stock used in
          diluted EPS .................................     12,187       12,180       11,935


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

     The Rights may be exercised for Common Stock if a "Flip-in" or "Flip-over" event occurs. If a "Flip-in" event occurs and the Distribution Date has passed, the holder of each Right, with the exception of the acquirer, is entitled to purchase $40 worth of Common Stock for $20. The Rights will no longer be exercisable into Preferred Shares at that time. "Flip-in" events are events relating to 20% stockholders, including without limitation, a person or group acquiring 20% or more of the Common Stock, other than in a tender offer that, in the view of the Board of Directors, provides fair value to all of the Company's shareholders. If a "Flip-over" event occurs, the holder of each Right is entitled to purchase $40 worth of the acquirer's stock for $20. A "Flip-over" event occurs if the Company is acquired or merged and no outstanding shares remain or if 50% of the Company's assets or earning power is sold or transferred. The Plan prohibits the Company from entering into this sort of transaction unless the acquirer agrees to comply with the "Flip-over" provisions of the Plan.

     The Rights can be redeemed by the Company for $.01 per Right until up to ten days after the public announcement that someone has acquired 20% or more of the Company's Common Stock (unless the redemption period is extended by the Board in its discretion). If the Rights are not redeemed or substituted by the Company, they will expire on August 1, 2002.


4. Cash and Cash Equivalents

     Cash and cash equivalents at December 31, 1998, and 1997 consisted of cash and commercial paper, the carrying value of which approximates fair value. For purposes of the consolidated financial statements, short-term highly liquid debt instruments with original maturities of three months or less are considered to be cash equivalents.

                           NOTES TO THE CONSOLIDATED

5. Stock Incentive Plans

     The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and Related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FAS Statement No. 123, Accounting for Stock-Based Compensation, requires the use of option valuation models that were not developed for use in valuing employee stock options. The effect of applying Statement No. 123's fair value method to the Company's stock-based awards results in pro forma net income that is not materially different from amounts reported and earnings per share that are the same as the amounts reported. Pro forma results of operations may not be representative of the effects on reported or pro forma results of operations for future years.

     Maritrans Inc. has a stock incentive plan (the "Plan"), whereby non-employee directors, officers and other key employees may be granted stock, stock options and, in certain cases, receive cash under the Plan. Any outstanding options granted under the Plan are exercisable at a price not less than market value of the shares on the date of grant. Amendments were made to the Plan and approved by the stockholders in 1997. The amendments included increasing the aggregate number of shares available for issuance under the Plan from 1,250,000 shares to 1,750,000 shares. Additionally, the amendments provide for the automatic grant of non-qualified stock options to non-employee directors, on a formulaic biannual basis, of options to purchase shares equal to two multiplied by the aggregate number of shares distributed to such non-employee director under the Plan during the preceding calendar year. In 1998, there were 3,864 shares issued to non-employee directors. Compensation expense equal to the fair market value on the date of the grant to the directors is included in general and administrative expense in the consolidated statement of income.

     During 1998, there were 116,841 shares of restricted stock issued under the Plan. The restrictions lapse over a two year period. The weighted average fair value of the restricted stock issued during 1998 was $7.68. The shares are subject to forfeiture under certain circumstances. Unearned compensation, representing the fair market value of the shares at the date of issuance, is amortized to expense as the restrictions lapse. At December 31, 1998 and 1997, 691,109 and 744,252 remaining shares within the Plan were reserved for grant.

     Information on stock options follows:



                                       Number of
                                      -----------                       Weighted Average
                                        Options      Exercise Price      Exercise Price
                                      -----------   ----------------   -----------------
Outstanding at 12/31/95 ...........     619,643       4.00-6.00        4.54
   Granted ........................     159,428       5.25-5.375       5.32
   Exercised ......................      96,911       4.00-5.375       4.10
   Cancelled or forfeited .........          --             --          --
   Expired ........................          --             --          --
                                        -------     ------------       ----
Outstanding at 12/31/96 ...........     682,160       4.00-6.00        4.79
   Granted ........................      76,939      5.875-7.937       7.33
   Exercised ......................      71,264       4.00-5.625       4.60
   Cancelled or forfeited .........     140,637       5.25-6.25        5.45
   Expired ........................          --             --          --
                                        -------     ------------       ----
Outstanding at 12/31/97 ...........     547,198       4.00-7.937       5.01
   Granted ........................      66,918       9.00-9.188       9.11
   Exercised ......................          --             --          --
   Cancelled or forfeited .........      35,991      5.375-6.00        5.78
   Expired ........................      98,489       4.00-5.00        4.35
                                        -------     ------------       ----
Outstanding at 12/31/98 ...........     479,636       4.00-9.188       5.64
                                        -------     ------------       ----
Exercisable .......................
   December 31, 1996 ..............     208,957       4.00-5.00        4.20
   December 31, 1997 ..............     362,575       4.00-6.00        4.44
   December 31, 1998 ..............     318,971       4.00-9.125       4.55

                           NOTES TO THE CONSOLIDATED

5. Stock Incentive Plans -- (Continued)

Outstanding options have an original term of up to ten years and are exercisable in installments over two to four years and expire beginning in 2002. The weighted average remaining contractual life of the options outstanding at December 31, 1998 is six years.

6. Income Taxes
     The income tax provision consists of:



                          1998        1997        1996
                       ---------   ---------   ---------
                                    ($000)
Current:
   Federal .........    $1,011      $4,553      $2,788
   State ...........       126         414           2
Deferred:
   Federal .........    $  547      $1,753      $  272
   State ...........       186         (24)         68
                        ------      ------      ------
                        $1,870      $6,696      $3,130
                        ------      ------      ------


     The differences between the federal statutory tax rate in 1998, 1997 and 1996, and the effective tax rates were as follows:



                                                           1998        1997        1996
                                                        ---------   ---------   ---------
                                                                     ($000)
Statutory federal tax provision .....................    $1,695      $6,355      $2,932
State income taxes, net of federal income tax benefit       206         253          46
Non-deductible items ................................       131          88         152
Other ...............................................      (162)         --          --
                                                         ------      ------      ------
                                                         $1,870      $6,696      $3,130
                                                         ======      ======      ======

     Principal items comprising deferred income tax liabilities and assets as of December 31, 1998 and 1997 are:



                                                           1998         1997
                                                        ----------   ----------
                                                                ($000)
Deferred tax liabilities:
   Depreciation .....................................    $44,220      $38,293
   Prepaid expenses .................................      1,778        1,660
                                                         -------      -------
                                                          45,998       39,953
                                                         -------      -------
Deferred tax assets:
Reserves and accruals ...............................     15,888       10,531
Net operating loss and credit carryforwards .........      3,883        3,928
                                                         -------      -------
                                                          19,771       14,459
                                                         -------      -------
Net deferred tax liabilities ........................    $26,227      $25,494
                                                         =======      =======

     At December 31, 1998, Maritrans Inc. has net operating loss carryforwards of approximately $16.0 million for income tax reporting purposes which expire in the year 2005 and thereafter. The Company has an Alternative Minimum Tax credit of $6.8 million at December 31, 1998, which does not expire.

7. Retirement Plans
     Most of the shoreside employees and substantially all of the seagoing supervisors participate in a qualified defined benefit retirement plan of Maritrans Inc. Net periodic pension costs were determined under the projected

                           NOTES TO THE CONSOLIDATED

7. Retirement Plans  -- (Continued)

unit credit actuarial method. Pension benefits are primarily based on years of service and begin to vest after two years. Employees who are members of unions participating in Maritrans' collective bargaining agreements are not eligible to participate in the qualified defined benefit retirement plan of Maritrans Inc.

     The following table sets forth changes in the plan's benefit obligation, changes in plan assets and the plan's funded status as of December 31, 1998 and 1997:



                                                                    1998            1997
                                                               -------------   -------------
                                                                          ($000)
    Change in benefit obligation
    Benefit obligation at beginning of year ................      $ 24,044        $ 22,834
    Service cost ...........................................         1,482           1,440
    Interest cost ..........................................         1,553           1,451
    Actuarial gain .........................................          (653)         (1,001)
    Benefits paid ..........................................          (779)           (680)
                                                                  --------        --------
    Benefit obligation at end of year ......................      $ 25,647        $ 24,044
                                                                  --------        --------
    Change in plan assets
    Fair value of plan assets at beginning of year .........      $ 27,256        $ 23,188
    Actual return on plan assets ...........................         3,515           3,572
    Employer contribution ..................................           541           1,176
    Benefits paid ..........................................          (779)           (680)
                                                                  --------        --------
    Fair value of plan assets at end of year ...............      $ 30,533        $ 27,256
                                                                  --------        --------
    Funded status ..........................................         4,886           3,212
    Unrecognized net actuarial (gain) loss .................        (8,616)         (6,280)
    Unrecognized transition amount .........................          (600)           (803)
                                                                  --------        --------
    Accrued benefit cost ...................................     ($  4,330)      ($  3,871)
                                                                  --------        --------
    Weighted average assumptions as of December 31, 1998
    Discount rate ..........................................          6.75%           6.75%
    Expected rate of return ................................          6.75%           6.75%
    Rate of compensation increase ..........................          5.00%           5.00%


Net periodic pension cost included the following components for the years ended December 31,



                                                                  1998          1997          1996
                                                              -----------   -----------   -----------
                                                                              ($000)
    Components of net periodic benefit cost
    Service cost of current period ........................    $  1,482      $  1,440      $  1,548
    Interest cost on projected benefit obligation .........       1,553         1,451         1,365
    Expected return on plan assets ........................      (1,832)       (1,582)       (1,405)
    Actual (gain) loss on plan assets .....................      (1,683)       (1,990)         (626)
    Net (amortization) and deferral .......................       1,480         1,787           423
                                                               --------      --------      --------
    Net pension cost ......................................    $  1,000      $  1,106      $  1,305
                                                               ========      ========      ========


     Substantially all of the shoreside employees and seagoing supervisors also participate in a qualified defined contribution plan. Contributions under the plan are determined annually by the Board of Directors of Maritrans Inc. The cost of the plan was $0, $779,000 and $0 for the years ended December 31, 1998, 1997 and 1996, respectively.

                           NOTES TO THE CONSOLIDATED

7. Retirement Plans  -- (Continued)

     Approximately 54% of the Company's employees are covered under collective bargaining agreements, and approximately 27% of the employees are covered under collective bargaining agreements which expire within one year.

     Contributions to industry-wide, multi-employer seamen's pension plans, which cover substantially all seagoing personnel covered under collective bargaining agreements, were approximately $889,000, $479,000 and $474,000 for the years ended December 31, 1998, 1997 and 1996, respectively. These contributions include funding for current service costs and amortization of prior service costs of the various plans over periods of 30 to 40 years. The pension trusts and union agreements provide that contributions be made at a contractually determined rate per man-day worked. Maritrans Inc. and its subsidiaries are not administrators of the multi-employer seamen's pension plans.

8. Debt
     At December 31, 1998, total outstanding debt of the subsidiaries of Maritrans Inc. is $95.3 million, $83.4 million of which is long-term. At December 31, 1997, total outstanding debt was $85.1 million, $75.4 million of which was long-term. The debt is secured by mortgages on most of the fixed assets of those subsidiaries. At December 31, 1998, total outstanding debt consists of several series -- $4.2 million maturing through 1999, $28.4 million maturing through 2000, $4.2 million maturing through 2002, and $58.5 million maturing through 2007. The weighted average interest rate of this indebtedness is 8.01 percent. Terms of the indebtedness require the subsidiaries to maintain their properties in a specific manner, maintain specified insurance on their properties and business, and abide by other covenants which are customary with respect to such borrowings. At December 31, 1997, the total outstanding debt consisted of several series -- $6.0 million maturing through 2000, $5.4 million maturing through 2002, $8.7 million maturing through 2005, and $65.0 million maturing through 2006.
     In 1997, Maritrans entered into a multi-year revolving credit facility for amounts up to $33 million with Mellon Bank, N.A. This facility is collateralized by mortgages on tankers acquired in 1997 and 1998. Borrowings outstanding under this facility at December 31, 1998 were $28.4 million. The interest rate on the indebtedness is variable and the weighted average interest rate is 6.04 percent.
     The Operating Partnership has a $10 million working capital facility secured by its receivables and inventories. The maximum amount borrowed under this facility during fiscal 1998 was $6.2 million. Borrowings outstanding under this facility at December 31, 1998 were $4.2 million. The interest rate on the indebtedness is variable and the weighted average interest rate is 6.03 percent.
     Based on the borrowing rates currently available for loans with similar terms and maturities, the fair value of long term debt was $96.1 million and $85.9 million at December 31, 1998 and 1997, respectively. The maturity schedule for outstanding indebtedness under existing debt agreements at December 31, 1998, is as follows:



                              ($000)
  1999 ..................    $11,873
  2000 ..................     36,100
  2001 ..................      7,700
  2002 ..................      7,100
  2003 ..................      6,500
  Thereafter ............     26,000
                             -------
                             $95,273
                             =======

                           NOTES TO THE CONSOLIDATED

9. Commitments and Contingencies
     Minimum future rental payments under noncancellable operating leases at December 31, 1998, are as follows:



                              ($000)
  1999 ..................    $ 2,140
  2000 ..................      2,298
  2001 ..................      2,298
  2002 ..................      2,298
  2003 ..................      2,131
  Thereafter ............      3,187
                             -------
                             $14,352
                             =======


     Total rent expense for all operating leases was $2,029,000, $2,123,000 , and $2,195,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

     The indenture governing the Operating Partnership's long-term debt permits cash distributions by Maritrans Operating Partners L.P. to Maritrans Inc., so long as no default exists under the indenture and provided that such distributions do not exceed contractually prescribed amounts.

     In the ordinary course of its business, claims are filed against the Company for alleged damages in connection with its operations. Management is of the opinion that the ultimate outcome of such claims at December 31, 1998 will not have a material adverse effect on the consolidated financial statements.


10. Quarterly Financial Data (Unaudited)



                                           First           Second          Third           Fourth
                                          Quarter         Quarter         Quarter         Quarter
                                       -------------   -------------   -------------   -------------
                                                     ($000, except per share amounts)
1998
----
Revenues ...........................     $  35,830       $  38,137       $  38,389       $  39,483
Operating income ...................         2,740           3,512           2,071           2,506
Net income .........................           720           1,325             582             489
Basic earnings per share ...........     $    0.06       $    0.11       $    0.05       $    0.04
Diluted earnings per share .........     $    0.06       $    0.11       $    0.05       $    0.04
1997
----
Revenues ...........................     $  31,812       $  31,472       $  33,548       $  38,949
Operating income ...................         5,172           4,955           6,086           5,183
Net income .........................         1,891           2,999           3,905           2,666
Basic earnings per share ...........     $    0.16       $    0.25       $    0.33       $    0.22
Diluted earnings per share .........     $    0.16       $    0.25       $    0.32       $    0.22

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.


                                   PART III


Item 10. Directors and Executive Officers of the Registrant

     Information with respect to directors of the Registrant, and information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, is incorporated herein by reference to the Corporation's definitive Proxy Statement (the "Proxy Statement") to be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days after the close of the year ended December 31, 1998, under the captions "Information Regarding Nominees For Election As Directors And Regarding Continuing Directors" and "Section 16(A) Beneficial Ownership Reporting Compliance."

     The individuals listed below are directors and executive officers of Maritrans Inc. or its subsidiaries.




                  Name                      Age(1)                                Position
----------------------------------------   --------   ---------------------------------------------------------------
Stephen A. Van Dyck (4)(5) .............     55       Chairman of the Board of Directors and Chief Executive Officer
Dr. Robert E. Boni (2)(3)(4) ...........     71       Director
Dr. Craig E. Dorman (2)(3)(5) ..........     58       Director
Robert J. Lichtenstein(4)(5) ...........     51       Director
Eric H. Schless ........................     44       Director
H. William Brown .......................     60       Chief Financial Officer
Janice M. Smallacombe ..................     39       Senior Vice President
John J. Burns ..........................     46       President, Maritrans Operating Partners L.P.
Steven E. Welch ........................     47       Vice President
Walter T. Bromfield ....................     43       Treasurer and Controller
Parker S. Wise .........................     52       Secretary

------------
(1) As of March 1, 1999
(2) Member of the Compensation Committee
(3) Member of the Audit Committee
(4) Member of the Finance Committee
(5) Member of the Nominating Committee

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

     Mr. Brown was named Chief Financial Officer of the Company in June 1997. Previously, Mr. Brown was Chief Financial Officer of Conrail Inc., where he had been employed since 1978. Mr. Brown is also a member of the Board of Directors of XTRA Corporation.

     Ms. Smallacombe is Senior Vice President and has been continuously employed by the Company or its predecessors in various capacities since 1982.

     Mr. Burns is President of Maritrans Operating Partners L.P. and has been continuously employed by the Company or its predecessors in various capacities since 1975.

     Mr. Welch is Vice President and has been continuously employed by the Company or its predecessors in various capacities since 1977.

     Mr. Bromfield is Treasurer and Controller of the Company, and has been continuously employed in various capacities by Maritrans or its predecessors since 1981.

     Mr. Wise was named Secretary and General Counsel of the Company in June 1998. Previously, Mr. Wise was engaged in the private practice of law since April 1997. Prior to that, Mr. Wise acted as in-house Counsel for Trans Ocean Express since May 1993.


Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

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

                                    PART IV




                                                                                                                    Page
                                                                                                                   -----
Item 14.           EXHIBITS, FINANCIAL STATEMENT
                   SCHEDULES AND REPORTS ON FORM 8-K
       (a) (1)     Financial Statements
                   Report of Independent Auditors                                                                  18
                   Maritrans Inc. Consolidated Balance Sheets at December 31, 1998, and 1997                       19
                   Maritrans Inc. Consolidated Statements of Income for the years ended
                   December 31, 1998, 1997, and 1996                                                               20
                   Maritrans Inc. Consolidated Statements of Cash Flows for the years ended
                   December 31, 1998, 1997, and 1996                                                               21
                   Maritrans Inc. Consolidated Statements of Stockholders' Equity for the years ended
                   December 31, 1998, 1997 and 1996                                                                22
                   Notes to the Consolidated Financial Statements                                                  23
       (2)         Financial Statement Schedules
                   Schedule II Maritrans Inc. Valuation Account for the years ended December 31,
                   1998, 1997, and 1996.                                                                           37
                   All other schedules called for under Regulation S-X are not submitted because they are not applicable, not required, or because the required information is not material, or is included in the financial statements or notes thereto.
       (b)         Reports on Form 8-K
                   No reports on Form 8-K were filed during the quarter ended December 31, 1998.

(c) Exhibits




                                                          Exhibit Index                                          Page
                   -------------------------------------------------------------------------------------------  -----
     3.1#          Certificate of Incorporation of the Registrant, as amended.
     3.2           By Laws of the Registrant, amended and restated February 9, 1999.
     4.1           Certain instruments with respect to long-term debt of the Registrant or Maritrans
                   Operating Partners L.P., Maritrans Philadelphia Inc. or Maritrans Barge Company which relate to debt that does not exceed 10 percent of the total assets of the Registrant are omitted pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K. Maritrans hereby agrees to furnish supplementally to the Securities and Exchange Commission a copy of each such instrument upon request.
     4.2           Shareholder Rights Agreement, amended and restated February, 1999.
    10.1*          Amended and Restated Agreement of Limited Partnership of Maritrans Operating Partners
                   L.P., dated as of April 14, 1987 (Exhibit 3.2).
   10.2 +          Certificate of Limited Partnership of Maritrans Operating Partners L.P., dated January 29,
                   1987 (Exhibit 3.4).
    10.3*          Form of Maritrans Capital Corporation Note Purchase Agreement, dated as of March 15,
                   1987 (Exhibit 10.6).
    10.3 (a)*      Indenture of Trust and Security Agreement, dated as of March 15, 1987 from Maritrans
                   Operating Partners L.P. and Maritrans Capital Corporation to The Wilmington Trust
                   Company (Exhibit 10.6(a)).
    10.3 (b)*      Form of First Preferred Ship Mortgage, dated April 14, 1987 from Maritrans Operating
                   Partners L.P., mortgagor, to The Wilmington Trust Company, mortgagee (Exhibit 10.6(b)).
    10.3 (c)*      Guaranty Agreement by Maritrans Operating Partners L.P. regarding $35,000,000 Series A
                   Notes Due April 1, 1997 and $80,000,000 Series B Notes Due April 1, 2007 of Maritrans
                   Capital Corporation (Exhibit 10.6(c)).
    10.3 (d)=      Second Supplemental Indenture of Trust and Security Agreement, dated as of April 1,
                   1996 from Maritrans Operating Partners L.P. and Maritrans Capital Corporation to
                   Wilmington Trust Company, as Trustee.
    10.3 (e)=      Supplement To First Preferred Ship Mortgages, dated May 8, 1996 from Maritrans
                   Operating Partners L.P., Mortgagor, to Wilmington Trust Company, as Trustee, Mortgagee.
   10.4 -          Credit Agreement of October 17, 1997, by and among Maritrans Tankers Inc., Maritrans
                   Inc., and Mellon Bank, N.A. for a revolving credit facility up to $33,000,000
                   (Exhibit 10.2).
    10.4 (a)-      Guaranty (Suretyship) Agreement of October 17, 1997, by Maritrans Inc. regarding up to
                   $50,000,000 in principal amount of credit accommodations to Maritrans Tankers Inc. by
                   Mellon Bank, N.A. (Exhibit 10.1).
    10.4 (b)-      Note of Maritrans Tankers Inc. to Mellon Bank, N.A., dated October 17, 1997
                   (Exhibit 10.3).
    10.4 (c)-      First Preferred Ship Mortgage, dated October 17, 1997, by Maritrans Tankers Inc., mortgagor, to Mellon Bank, N.A., mortgagee, on the vessel ALLEGIANCE (Exhibit 10.4).
    10.4 (d)-      First Preferred Ship Mortgage, dated October 17, 1997, by Maritrans Tankers Inc., mortgagor, to Mellon Bank, N.A., mortgagee, on the vessel PERSEVERANCE (Exhibit
                   10.5).

                                                Exhibit Index                                        Page
           ---------------------------------------------------------------------------------------  -----
           Executive Compensation Plans and Arrangements
 10.5      Severance and Non-Competition Agreement, as amended and restated effective December
           1, 1998, between Maritrans General Partner Inc. and Parker S. Wise.
10.6 "     Severance and Non-Competition Agreement, as amended and restated effective July 7,
           1997, between Maritrans General Partner Inc. and John J. Burns.
10.7 -     Employment Agreement, dated October 5, 1993 between Maritrans General Partner Inc.
           and Stephen A. Van Dyck (Exhibit 10.6).
10.8 "     Severance and Non-Competition Agreement, as amended and restated effective July 7,
           1997, between Maritrans General Partner Inc. and Steven E. Welch.
10.9 "     Severance and Non-Competition Agreement, as amended and restated effective July 7,
           1997, between Maritrans General Partner Inc. and Janice M. Smallacombe.
10.10-     Profit Sharing and Savings Plan of Maritrans Inc. as amended and restated effective
           November 1, 1993 (Exhibit 10.13).
10.11@     Executive Award Plan of Maritrans GP Inc. (Exhibit 10.31).
10.12@     Excess Benefit Plan of Maritrans GP Inc. as amended and restated effective January 1,
           1988 (Exhibit 10.32).
10.13@     Retirement Plan of Maritrans GP Inc. as amended and restated effective January 1, 1989
           (Exhibit 10.33).
10.14-     Performance Unit Plan of Maritrans Inc. effective April 1, 1993 (Exhibit 10.17).
10.15&     Executive Compensation Plan as amended and restated effective March 18, 1997.
 21.1      Subsidiaries of Maritrans Inc.
 23.1      Consent of Independent Auditors
   27      Financial Data Schedule

* Incorporated by reference herein to the Exhibit number in parentheses filed on March 24, 1988 with Amendment No. 1 to Maritrans Partners L. P. Form 10-K Annual Report, dated March 3, 1988, for the fiscal year ended
    December 31, 1987.
+ Incorporated by reference herein to the Exhibit number in parentheses filed with Maritrans Partners L. P. Form S-1 Registration Statement No. 33-11652 dated January 30, 1987 or Amendment No. 1 thereto dated March 20, 1987.
# Incorporated by reference herein to the Exhibit of the same number filed with the Corporation's Post-Effective Amendment No. 1 to Form S-4 Registration Statement No. 33-57378 dated January 26, 1993.
& Incorporated by reference herein to Exhibit A of the Registrant's definitive
    Proxy Statement filed on March 31, 1997.
@ Incorporated by reference herein to the Exhibit number in parentheses filed with Maritrans Partners L. P. Annual Report on Form 10-K, dated March 29, 1993 for the fiscal year ended December 31, 1992.
- Incorporated by reference herein to the Exhibit number in parentheses filed with Maritrans Inc. Annual Report on Form 10-K, dated March 30, 1994 for the fiscal year ended December 31, 1993.
= Incorporated by reference herein to the Exhibit of the same number filed with Maritrans Inc. Annual Report on Form 10-K, dated March 31, 1997 for the fiscal year ended December 31, 1996.
- Incorporated by reference herein to the Exhibit number in parentheses filed with Maritrans Inc. quarterly report on Form 10-Q, dated November 12, 1997 for the quarter ended September 30, 1997.
" Incorporated by reference herein to the Exhibit of the same number filed with Maritrans Inc. Annual Report on Form 10-K, dated March 31, 1998 for the fiscal year ended December 31, 1997.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MARITRANS INC.
                                        (Registrant)

By: /s/ Stephen A. Van Dyck                 Dated: March 26, 1999
  ---------------------------
  Stephen A. Van Dyck
     Chairman of the Board


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  By:  /S/ Stephen A. Van Dyck
       -----------------------------         Chairman of the Board and             Dated: March 26, 1999
           Stephen A. Van Dyck               Chief Executive Officer
                                             (Principal Executive Officer)


  By:   /S/  Dr. Robert E. Boni              Director                              Dated: March 26, 1999
       -----------------------------
          Dr. Robert E. Boni


  By:  /S/  Dr. Craig E. Dorman              Director                              Dated: March 26, 1999
       -----------------------------
            Dr. Craig E. Dorman

  By:   /S/ Robert J. Lichtenstein           Director                              Dated: March 26, 1999
       -----------------------------
            Robert J. Lichtenstein

  By:  /S/    H. William Brown               Chief Financial Officer               Dated: March 26, 1999
       -----------------------------         (Principal Financial Officer)
              H. William Brown


  By:  /S/  Walter T. Bromfield              Treasurer and Controller              Dated: March 26, 1999
       -----------------------------         (Principal Accounting Officer)
            Walter T. Bromfield



                                MARITRANS INC.
                       SCHEDULE II -- VALUATION ACCOUNT


                                    ($000)




                                                             CHARGED
                                             BALANCE AT     TO COSTS                     BALANCE
                                              BEGINNING        AND                       AT END
               DESCRIPTION                    OF PERIOD     EXPENSES     DEDUCTIONS     OF PERIOD
-----------------------------------------   ------------   ----------   ------------   ----------
JANUARY 1 TO DECEMBER 31, 1996
Allowance for doubtful accounts .........      $   457        $403         $  --         $  860
JANUARY 1 TO DECEMBER 31, 1997
Allowance for doubtful accounts .........      $   860        $410         $  12(a)      $1,258
JANUARY 1 TO DECEMBER 31, 1998
Allowance for doubtful accounts .........      $ 1,258        $129         $  --         $1,387

------------
(a) Deductions are a result of write-offs of uncollectible accounts receivable for which allowances were previously provided.