Form 10-Q
period 1999-03-31
MARITRANS INC /DE/
filed 1999-05-13
CIK 810113

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

 X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---  Exchange Act of 1934

For the Quarterly Period ended March 31, 1999
                               ---------------

                                       or

     Transition Report Pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

For the Transition Period from ________ to _________

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

                         1818 MARKET STREET, SUITE 3540
                        PHILADELPHIA, PENNSYLVANIA 19103
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (215) 864-1200
               --------------------------------------------------
               Registrant's telephone number, including area code

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

 Common Stock $.01 par value, 12,092,102 shares outstanding as of March 31, 1999

                                 MARITRANS INC.
                                      INDEX



                                                                            Page
                                                                            ----
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets - March 31, 1999 and
           December 31, 1998                                                  3

           Condensed Consolidated Statements of Income - Three months
           ended March 31, 1999 and 1998                                      4

           Condensed Consolidated Statements of Cash Flows - Three
           months ended March 31, 1999 and 1998                               5

           Notes to Condensed Consolidated Financial Statements               6


Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          8


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                 13

Item 6.    Exhibits and Reports on Form 8-K                                  13


SIGNATURES                                                                   14

                          PART I: FINANCIAL INFORMATION

                                 MARITRANS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ($000)

                                                        March 31,   December 31,
                                                          1999          1998
                                                       ------------------------
                                                       (Unaudited)    (Note 1)
ASSETS

Current assets:
    Cash and cash equivalents                           $ 12,091     $  1,214
    Trade accounts receivable                             13,393       18,030
    Other accounts receivable                              7,303        9,434
    Inventories                                            4,297        4,656
    Deferred income tax benefit                            4,627        4,627
    Prepaid expenses                                       4,532        3,479
                                                        --------     --------
         Total current assets                             46,243       41,440
Vessels, terminals and equipment                         350,372      358,197
    Less accumulated depreciation                        154,460      151,506
                                                        --------     --------
         Net vessels, terminals and equipment            195,912      206,691

Other                                                      6,419        6,775
                                                        --------     --------
         Total assets                                   $248,574     $254,906
                                                        ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Debt due within one year                            $  7,700     $ 11,873
    Trade accounts payable                                 1,561        1,856
    Accrued interest                                       2,704        1,351
    Accrued shipyard costs                                 8,138        7,413
    Accrued wages and benefits                             4,324        3,559
    Other accrued liabilities                              7,276        8,559
                                                        --------     --------
         Total current liabilities                        31,703       34,611

Long-term debt                                            76,700       83,400
Deferred shipyard costs                                   12,208       11,119
Other liabilities                                          5,299        5,107
Deferred income taxes                                     32,143       30,854

Stockholders' equity                                      90,521       89,815
                                                        --------     --------
         Total liabilities and stockholders' equity     $248,574     $254,906
                                                        ========     ========

                             See accompanying notes.

                                 MARITRANS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                        ($000, except per share amounts)





                                                  Three Months Ended March 31,
                                                    1999                1998
                                                  ----------------------------
Revenues                                          $38,398              $35,830

Costs and expenses:
    Operation expense                              21,975               19,652
    Maintenance expense                             7,479                6,416
    General and administrative                      2,329                2,389
    Depreciation and amortization                   5,160                4,633
                                                  -------              -------
    Total operating expenses                       36,943               33,090
                                                  -------              -------

Operating income                                    1,455                2,740

Interest expense, net                              (1,933)              (1,895)
Other income, net                                   3,852                  307
                                                  -------              -------
Income before income taxes                          3,374                1,152

Income tax provision                                1,289                  432
                                                  -------              -------
Net income                                        $ 2,085              $   720
                                                  =======              =======
Basic and diluted earnings per share              $  0.17              $  0.06


                             See accompanying notes.

                                 MARITRANS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                     ($000)

                                                              Three Months Ended March 31,
                                                                1999              1998
                                                              ----------------------------
Cash flows from operating activities:
    Net income                                                $ 2,085           $   720

    Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
         Depreciation and amortization                          5,160             4,633
         Deferred income tax provision                          1,289              (503)
         Stock compensation                                       164               182
         Changes in receivables, inventories and
          prepaid expenses                                      6,074             4,404
         Changes in current liabilities, other than debt        1,265              (630)
         Non-current changes, net                               1,541             1,373
         (Gain) loss on sale of fixed assets                   (3,962)               --
                                                              -------           -------
                                                               11,531             9,459
                                                              -------           -------
         Net cash provided by operating activities             13,616            10,179

Cash flows from investing activities:
    Proceeds from litigation settlement                            --             1,025
    Cash proceeds from sale of equipment                       11,449                --
    Purchase of vessels, terminals and equipment               (1,772)           (2,631)
                                                              -------           -------
         Net cash provided by (used in) investing activities    9,677            (1,606)
                                                              -------           -------
Cash flows from financing activities:
    Payment of long-term debt                                    (300)             (435)
    Borrowings under revolving credit facility                  6,018                --
    Repayments of borrowings under revolving credit
     facilities                                               (16,591)               --
    Purchase of treasury stock                                   (329)               --
    Dividends declared and paid                                (1,214)           (1,090)
                                                              -------           -------

         Net cash provided by (used in) financing
          activities                                          (12,416)           (1,525)
                                                              -------           -------

Net increase (decrease) in cash and cash equivalents           10,877             7,048
Cash and cash equivalents at beginning of period                1,214            13,312
                                                              -------           -------
Cash and cash equivalents at end of period                    $12,091           $20,360
                                                              =======           =======

                             See accompanying notes.

                                 MARITRANS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


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

    In the opinion of management, the accompanying condensed consolidated financial statements of Maritrans Inc., which are unaudited (except for the Condensed Consolidated Balance Sheet as of December 31, 1998, which is derived from audited financial statements), include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial statements of the consolidated entities.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    Pursuant to the rules and regulations of the Securities and Exchange Commission, the unaudited condensed consolidated financial statements do not include all of the information and notes normally included with annual financial statements prepared in accordance with generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with the consolidated historical financial statements and notes thereto included in the Company's Form 10-K for the period ended December 31, 1998.

2.  Earnings per Common Share

    The following data show the amounts used in computing basic and diluted earnings per share ("EPS"):

                                                               March 31,
                                                            1999        1998
                                                            ----        ----
                                                              (thousands)
      Income available to common stockholders
         used in basic EPS                                 $ 2,085       $ 720

      Weighted average number of common
         shares used in basic EPS                           11,941      12,062

      Effect of dilutive securities:
         Stock options and restricted shares                   115         252

      Weighted number of common shares
         and dilutive potential common
         stock used in diluted EPS                          12,056      12,314

3. Income Taxes

   The Company's effective tax rate differs from the federal statutory rate due primarily to state income taxes.

4. Gain on Sale of Assets

   In the first quarter of 1999, the Company sold five vessels that were no longer deemed core to the Company's operations. The vessels consisted of two tug and barge units which were working in Puerto Rico and a tug boat working in the Atlantic Coast. The gain on the sale of these assets, net of noncash adjustments, was $3.7 million and is included in other income.

5. Share Buyback Program

   On February 9, 1999, the Board of Directors authorized a share buy back program for the acquisition of up to 1 million shares of the Company's Common Stock. This amount represents approximately 8 percent of the 12.1 million shares outstanding at the beginning of the program. As of March 31, 1999, 55,300 shares have been repurchased under the plan and have been financed from internally generated funds. Maritrans intends to hold the majority of the shares as treasury stock, some of which may be used for employee compensation plans, acquisition currency, and/or other corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------
Three Month Comparison
----------------------
Revenues
--------
Revenue in the first quarter of 1999 increased over the first quarter of 1998. In 1999, there were fewer weather delays in the Company's Gulf of Mexico market, where the Company has also deployed the tanker added to the fleet in the second half of 1998. Vessel utilization, as measured by revenue days divided by calendar days available, for the entire fleet remained relatively consistent and totaled 81.3 percent for the period ended March 31, 1999 compared to 81.2 percent for the same period in 1998. Vessel utilization, excluding new vessels, decreased to 80.9 percent. In the first quarter of 1998, vessel utilization was impacted by heavier than normal weather delays, whereas in the current quarter, utilization was negatively impacted by the Company's shortage of qualified seagoing personnel. In the quarter, the Company sold several vessels and retained many of the seagoing personnel thus easing the shortage. The Company continues to seek qualified mariners to fill open positions. Management expects conditions in the Company's main markets to continue to be very competitive as additional vessels are being introduced into the market by Maritrans' competitors. Additionally, the recent trend of mergers, acquisitions and consolidations among major oil companies that purchase both the Company's and its competitors services is likely to continue to exert downward pressure on market rates in general.

Operating expenses increased in the first quarter of 1999 compared to the first quarter of 1998 due to the addition of a 260,000 barrel oil tanker to the Gulf of Mexico fleet discussed in the revenue analysis above. Additionally, the Company chartered third party tugboats, due to the current shortage of qualified seagoing personnel, also discussed above. This was necessary to cover existing contract commitments to customers. Part of the increase in operating costs was offset by a drop in the price of diesel fuel used in the vessels. It is not expected that the price reduction will be a benefit in the long term.

Operating income declined as a result of the aforementioned changes in revenue and expenses.

Other income for the first quarter of 1999 includes a gain of $3.7 million, net of noncash adjustments, on the disposition of five vessels that were no longer deemed core to the Company's operations. The vessels consisted of two tug and barge units which were working in Puerto Rico and a tug boat working in the Atlantic Coast. The total vessels sold represent less than 3% of the Company's cargo carrying capacity.

Net income for the first quarter of 1999 increased compared to the first quarter of 1998 due to the gain on sale of assets discussed above offset by the aforementioned changes in revenue and expenses.

Liquidity and Capital Resources
-------------------------------
For the three months ended March 31, 1999, funds provided by operating activities and the sale of vessels discussed above, were sufficient to meet debt service obligations and loan agreement restrictions, to make capital acquisitions and improvements and to allow Maritrans to pay a dividend of $0.10 per common share in the current quarter. Dividend payments are expected to continue quarterly in 1999. The ratio of debt to the sum of total debt and stockholders equity is .48 at March 31, 1999.

Management believes that in 1999 funds provided by operating activities, augmented by financing and investing transactions, will be sufficient to provide funds necessary for operations, anticipated capital expenditures, lease payments, dividend payments and required debt repayments.

On February 9, 1999, the Board of Directors authorized a share buyback program for the acquisition of up to 1 million shares of the Company's common stock. This amount represents approximately 8 percent of the 12.1 million shares outstanding at the beginning of the program. As of March 31, 1999, 55,300 shares have been repurchased under the plan and have been financed from internally generated funds. Maritrans intends to hold the majority of the shares as treasury stock, some of which may be used for employee compensation plans, acquisition currency, and/or other corporate purposes.

Debt Obligations and Borrowing Facility
---------------------------------------
At March 31, 1999, the Company had $84.4 million in total outstanding debt, secured by mortgages on most of the fixed assets of the Company. The current portion of this debt at March 31, 1999 was $7.7 million. The Company has a $10 million working capital facility, secured by its receivables and inventories. At March 31, 1999, there is no balance outstanding under this facility, although the Company utilizes this facility from time to time.

In 1997, Maritrans entered into a multi-year revolving credit facility for amounts up to $33 million with Mellon Bank, N.A. This facility is collateralized by mortgages on tankers acquired in 1998 and 1997. At March 31, 1999, $22 million was outstanding under this facility.

Impact of Year 2000
-------------------
Some of the Company's older computer programs and embedded computer components suffer from Year 2000 incompatibilities. If left unchanged, this may cause a system failure or miscalculations causing disruptions in operations, including, among other things, the inability to operate vessel systems, a temporary inability to process transactions, to send invoices, or to engage in normal similar business activities. Following is a brief description of the tasks incorporated in the Company's Year 2000 effort:

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

Imbedded Systems Inventory:   Develop a list of all devices which contain
                              embedded computer chips, such as radars, the Global Positioning System, rudder controls, engine controls and truck rack monitors.

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

Service Provider Assessment:  Verify that service providers are investigating their own Year 2000 problems and that the Company's interactions with them are Year 2000 compliant. Identify key service providers and conduct in-depth analyses to verify that service to Maritrans will not be impacted.

Customer Assessment:          Verify that customers are proceeding with their
                              own Year 2000 efforts. Collaborate with the customers to ensure that both parties have a smooth transition into the new millennium.

Contingency Planning:         Identify and document contingency plans for core
                              business processes.

The Company completed an assessment of its business computing systems, commercial off-the-shelf systems, and embedded systems and has been developing new software programs and replacing commercial systems to take advantage of newer technologies. As a result of this initiative, the Company's business operating systems, critical embedded systems, and commercial off-the-shelf systems will be Year 2000 compliant upon completion of these upgrades, which were scheduled to be complete no later than the first quarter of 1999. The Company almost met its objectives by having all of the major information systems in production use by that date, except for one system, which is scheduled to be in production by the end of the second quarter. This final system, which is a commercial off-the-shelf replacement of the Company's purchasing system has been installed and configured and the personnel have been trained on its use. This completion date is prior to any anticipated impact on the operating systems.

For the Company's less critical commercial off-the-shelf systems and the vessel systems' embedded components, the Company is working closely with the manufacturers to verify compliance and is proceeding with remediation efforts. The Company is collaborating with its key service providers and customers to ensure their Year 2000 efforts will identify and address common risks as well as developing contingency plans where necessary. The Company's major customers do not expect to incur major disruptions in the need for services due to any Year 2000 issues. All of these activities are scheduled to be completed no later than the second quarter of 1999. However, there can be no assurances that the companies with which the Company does business will achieve a Year 2000 conversion in a timely fashion, or that such failure to convert by another company will not have a material adverse effect on Maritrans.

The Company's contingency planning effort has identified critical business processes and the Year 2000 dependencies that these processes may have. The Company is currently prioritizing these processes and developing contingency plans to eliminate or manage any Year 2000 failures that may occur. These contingency plans consider the internal systems and facilities, customer and supplier readiness, and infrastructure concerns and are scheduled to be in place by the second quarter of 1999.

The Company believes that with the conversions to new software, the Year 2000 issue will not pose significant operational problems for its business computing systems. However, if such conversions are not completed in a timely manner, the Year 2000 issue could have a material adverse impact on the operations of the Company. The Company believes that with its program of verifying vessel systems with manufacturers and replacing any non-compliant systems, the Year 2000 issue will not pose significant operational problems. Due to the fact that there is little standardization of equipment types aboard the vessels, the Company also believes that if such verifications are faulty or if replacements are not completed on time, these isolated problems will not have a material adverse affect on operations. Completion of the Company's Year 2000 efforts does not guarantee that Year 2000 will not have a material adverse effect on the Company.

The Company believes that the most reasonably likely worst case Year 2000 scenario would be that some of the customers' supply chains would be disrupted. This would cause fewer barrels to be moved, interruption of normal distribution patterns, and/or inability to transfer product, possibly leaving the vessels empty and crippling the delivery system. In this event, the Company expects less than half of the fleet would be impacted with a maximum of 5-day delays for product loading. Vessels attempting to discharge would be rerouted to other ports or customers and thus not incur significant delays. As part of the contingency planning efforts, the Company is addressing this specific issue internally and with customers to reduce the likelihood and impact of this scenario.

The total cost of the Company's Year 2000 remediation efforts is expected to be $0.6 million, with approximately $0.1 million to be incurred during the remainder of the project. This amount is being financed from internally generated funds. The costs of the project and the date on which the Company believes it will complete the Year 2000 conversions are based on management's best estimates. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to upgrade all relevant operating systems, and similar uncertainties.

Forward Looking Information
---------------------------

In this report, the statements contained or incorporated by reference that are not historical facts or statements of current condition are forward-looking statements. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes", "expects", "forecasts", "will" or "anticipates", or the negative thereof or other variations thereon or comparable terminology, or by discussion of strategies or intentions. These forward-looking statements, such as statements regarding present or anticipated utilization, future revenues and customer relationships, capital expenditures, future financings and other statements regarding matters that are not historical facts, involve predictions. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect the Company's actual results, performance or achievements include, but are not limited to, the factors outlined in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998 and general financial, economic, environmental and regulatory conditions affecting the oil and marine transportation industry in general. Given these uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. Furthermore, the Company disclaims any obligation or intent to update any such factors or forward-looking statements to reflect future events or developments.

                           Part II: OTHER INFORMATION

ITEM 1.         Legal Proceedings
                -----------------
                In Maritrans Inc., et al v. United States, Maritrans sued the United States in 1996 alleging that the double hull requirement of the Oil Pollution Act of 1990 ("OPA") which requires retirement of Maritrans' fleet of single-hulled barges, is a "taking" under the fifth amendment to the U.S. Constitution. Maritrans is seeking in excess of $250 million in compensation for this taking. A trial was held in July 1997 on the preliminary issue of whether Maritrans had a cognizable property interest that could be subject to taking.

                In an Order dated October 29, 1997, the United States Court of Federal Claims held that, at the time Maritrans built or acquired its single-hulled tank barges, it could not have reasonably anticipated that double hulls would be required within the working lifetime of the vessels. This Order cleared the way for further proceedings which will determine whether OPA's double-hull requirements constitute a taking, and, if so, the amount of compensation to be paid to Maritrans. The written opinion of this Order was handed down on April 24, 1998.

                In May 1998, the United States filed a Motion for Reconsideration, which was denied by the Court some weeks later. Subsequently, also in May, the United States filed a further Motion for Summary Judgment. On March 11, 1999, the United States Court of Federal Claims ("the Court") dismissed Maritrans' suit in response to the Motion for Summary Judgment, deciding essentially that the Company's cause of action is not yet ripe for judicial determination because Maritrans' vessels have not yet been forced out of service by OPA's phase-out provisions. The Court determined that since the vessels are continuing to generate income, the Company has not suffered the degree of economic harm sufficient to constitute a Fifth Amendment taking.

                Maritrans, by Motion of March 22, 1999, asked the Court to reconsider its dismissal. On April 30, 1999, following a hearing, the Court did order the case reinstated on its trial docket as to some portion of the vessels within the Maritrans fleet. The Company is in the process of evaluating the Court's order.

ITEM 6.         Exhibits and Reports on Form 8-K
                --------------------------------
(a)             Exhibits

                No. 27 - Financial Data Schedule.

(b)             Reports on Form 8-K

                (1) No reports on Form 8-K were filed during the quarter ended
                    March 31, 1999.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of

1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 MARITRANS INC.
                                  (Registrant)




By:   /s/     H. William Brown          Dated: May 13, 1999
      ---------------------------------
              H. William Brown
          Chief Financial Officer
        (Principal Financial Officer)







By:   /s/    Walter T. Bromfield        Dated: May 13, 1999
      ---------------------------------
             Walter T. Bromfield
           Treasurer and Controller
        (Principal Accounting Officer)

EXHIBIT INDEX
-------------

Exhibit                                                              Page Number
-------                                                              -----------
27              Financial Data Schedule                                  --