Form 10-Q
period 1999-06-30
MARITRANS INC /DE/
filed 1999-08-13
CIK 810113

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

 X       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934

For the Quarterly Period ended June 30, 1999
                               -------------

                                       or

         Transition Report Pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934

For the Transition Period from            to
                              ------------  ------------

Commission File Number  1-9063
                       --------

                                 MARITRANS INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           DELAWARE                                    51-0343903
--------------------------------                    -------------------
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

                               Yes  X      No
                                  -----      ----

 Common Stock $.01 par value, 11,968,890 shares outstanding as of August 2, 1999

                                 MARITRANS INC.
                                      INDEX

                                                                                                                      Page
                                                                                                                      ----
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets - June 30, 1999 and December 31, 1998                           3

                  Condensed Consolidated Statements of Income - Three months ended June 30, 1999
                    and 1998                                                                                            4

                  Condensed Consolidated Statements of Income - Six months ended June 30, 1999
                    and 1998                                                                                            5

                  Condensed Consolidated Statements of Cash Flows - Six months
                    ended June 30, 1999 and 1998                                                                        6

                  Notes to Condensed Consolidated Financial Statements                                                  7


Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations                 9


PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                                                    15

Item 6.           Exhibits and Reports on Form 8-K                                                                     16


SIGNATURES                                                                                                             17

                          PART I: FINANCIAL INFORMATION

                                 MARITRANS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ($000)

                                                               June 30,       December 31,
                                                                1999             1998
                                                              ---------       ------------
                                                             (Unaudited)        (Note 1)
ASSETS

Current assets:
     Cash and cash equivalents                                $  8,102          $  1,214
     Trade accounts receivables                                 13,990            18,030
     Other accounts receivable                                   7,526             9,434
     Inventories                                                 4,432             4,656
     Deferred income tax benefit                                 4,902             4,627
     Prepaid expenses                                            3,836             3,479
                                                              --------          --------
          Total current assets                                  42,788            41,440

Vessels, terminals and equipment                               350,985           358,197
     Less accumulated depreciation                             159,468           151,506
                                                              --------          --------
          Net vessels, terminals and equipment                 191,517           206,691

Other                                                            6,185             6,775
                                                              --------          --------

          Total assets                                        $240,490          $254,906
                                                              ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Debt due within one year                                 $  7,700          $ 11,873
     Trade accounts payable                                      1,841             1,856
     Accrued interest                                            1,205             1,351
     Accrued shipyard cost                                       8,061             7,413
     Accrued wages and benefits                                  4,572             3,559
     Other accrued liabilities                                   7,838             8,559
                                                              --------          --------
          Total current liabilities                             31,217            34,611

Long-term debt                                                  69,900            83,400
Deferred shipyard costs                                         12,091            11,119
Other liabilities                                                5,475             5,107
Deferred income taxes                                           32,699            30,854

Stockholders' equity                                            89,108            89,815
                                                              --------          --------

          Total liabilities and stockholders' equity          $240,490          $254,906
                                                              ========          ========

See notes to financial statements.

                                 MARITRANS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                        ($000, except per share amounts)



                                                   April 1 to            April 1 to
                                                 June 30, 1999         June 30, 1998
                                                 -------------         -------------
Revenues                                           $ 39,834               $ 38,137


Costs and expenses:
  Operation expense                                  21,999                 21,426
  Maintenance expense                                 7,433                  6,036
  General and administrative                          2,493                  2,295
  Depreciation and amortization                       5,129                  4,868
                                                   --------               --------

  Total operating expense                            37,054                 34,625
                                                   --------               --------

Operating income                                      2,780                  3,512

Interest expense                                     (1,614)                (1,623)
Other income, net                                       290                    231
                                                   --------               --------

Income before income taxes                            1,456                  2,120

Income tax provision                                    556                    795
                                                   --------               --------

Net income                                         $    900               $  1,325
                                                   ========               ========

Basic and diluted earnings per share               $   0.08               $   0.11
Dividends declared per share                       $   0.10               $   0.09

See notes to financial statements.

                                 MARITRANS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                        ($000, except per share amounts)


                                                  January 1 to            January 1 to
                                                 June 30, 1999           June 30, 1998
                                                 -------------           -------------
Revenues                                           $ 78,232                $ 73,967


Costs and expenses:
  Operation expense                                  43,974                  41,078
  Maintenance expense                                14,912                  12,452
  General and administrative                          4,822                   4,684
  Depreciation and amortization                      10,289                   9,501
                                                   --------                --------

  Total operating expense                            73,997                  67,715
                                                   --------                --------

Operating income                                      4,235                   6,252

Interest expense                                     (3,547)                 (3,518)
Other income, net                                     4,142                     538
                                                   --------                --------

Income before income taxes                            4,830                   3,272

Income tax provision                                  1,845                   1,227
                                                   --------                --------

Net income                                         $  2,985                $  2,045
                                                   ========                ========

Basic and diluted earnings per share               $   0.25                $   0.17
Dividends declared per share                       $   0.20                $   0.18

See notes to financial statements.

                                 MARITRANS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                     ($000)

                                                                                     Six Months Ended June 30,
                                                                                    1999                    1998
                                                                                  --------                --------
Cash flows from operating activities:
     Net income                                                                   $  2,985                $  2,045
     Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
          Depreciation and amortization                                             10,289                   9,501
          Deferred income tax provision                                              1,570                  (1,334)
          Stock compensation                                                           396                     308
          Changes in receivables, inventories, and prepaid expenses                  5,815                  (2,214)
          Changes in current liabilities, other than debt                              779                  (1,239)
          Non-current changes, net                                                   1,735                     794
          (Gain) loss on sale of fixed assets                                       (3,970)                   --
                                                                                  --------                --------
                                                                                    16,614                   5,816
                                                                                  --------                --------

          Net cash provided by operating activities                                 19,599                   7,861

Cash flows from investing activities:
     Proceeds from litigation settlement                                              --                     1,025
     Cash proceeds from sale of equipment                                           11,458                    --
     Purchase of vessels, terminals and equipment                                   (2,408)                 (5,838)
                                                                                  --------                --------

          Net cash provided by (used in) investing activities                        9,050                  (4,813)
                                                                                  --------                --------

Cash flows from financing activities:
     Payment of long-term debt                                                      (7,100)                (15,823)
     Borrowings under revolving credit facility                                     14,908                  10,000
     Repayments of borrowing under revolving credit facilities                     (25,481)                   --
     Purchase of treasury stock                                                     (1,658)                   --
     Dividends declared and paid                                                    (2,430)                 (2,179)
                                                                                  --------                --------

          Net cash provided by (used in) financing activities                      (21,761)                 (8,002)
                                                                                  --------                --------

Net increase (decrease) in cash and cash equivalents                                 6,888                  (4,954)
Cash and cash equivalents at beginning of period                                     1,214                  13,312
                                                                                  --------                --------

Cash and cash equivalents at end of period                                        $  8,102                $  8,358
                                                                                  ========                ========

See notes to financial statements

                                 MARITRANS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

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

        Pursuant to the rules and regulations of the Securities and Exchange Commission, the unaudited condensed consolidated financial statements do not include all of the information and notes normally included with annual financial statements prepared in accordance with generally accepted accounting principles. These financial statements should be read in conjunction with the consolidated historical financial statements and notes thereto included in the Company's Form 10-K for the period ended December 31, 1998.

2.      Earnings per Common Share

        The following data show the amounts used in computing basic and diluted earnings per share ("EPS"):

                                                         Three Months Ended            Six Months Ended
                                                              June 30,                      June 30,
                                                        1999           1998           1999           1998
                                                        ----           ----           ----           ----
                                                               (000's)                       (000's)
       Income available to common stockholders
         used in basic EPS                              $ 900         $ 1,325        $ 2,985        $ 2,045

       Weighted average number of common
         shares used in basic EPS                      11,788          12,105         11,902         12,075

       Effect of dilutive securities:
         Stock options and restricted shares              132             244            125            250

       Weighted number of common shares
         and dilutive potential common
         stock used in diluted EPS                     11,920          12,349         12,027         12,325

3.      Income Taxes
        The Company's effective tax rate differs from the federal statutory rate due primarily to state income taxes.

4.      Gain on Sale of Assets
        In the first quarter of 1999, the Company sold five vessels that were no longer deemed core to the Company's operations. The vessels consisted of two tug and barge units that were working in Puerto Rico and a tugboat working in the Atlantic Coast. The gain on the sale of these assets, net of noncash adjustments, was $3.7 million and is included in other income.

5.      Share Buyback Program
        On February 9, 1999, the Board of Directors authorized a share buyback program for the acquisition of up to 1 million shares of the Company's common stock. This amount represents approximately 8 percent of the 12.1 million shares outstanding at the beginning of the program. As of June 30, 1999, 281,900 shares have been repurchased under the plan and have been financed from internally generated funds. Maritrans intends to hold the majority of the shares as treasury stock, some of which may be used for employee compensation plans, acquisition currency, and/or other corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Month Comparison

Revenue in the second quarter of 1999 increased over the second quarter of 1998. Although barrels of cargo transported decreased from 66.6 million to 65.9 million, vessel utilization increased. Overall vessel utilization, including changes in the fleet, as measured by revenue days divided by calendar days available, increased from 80.2 percent in the second quarter of 1998 to 83.4 percent in the second quarter of 1999. The majority of this increased utilization was a result of the Company's high level of contract business. Additionally, there were refinery disruptions which created temporary opportunties to more refined oil from the Gulf of Mexico to the West Coast. Revenues also increased due to the addition of a 260,000 barrel oil tanker to the fleet late in 1998.

Total operating expenses increased in the second quarter of 1999 compared to the second quarter of 1998 due to the addition of the 260,000 barrel oil tanker to the Gulf of Mexico fleet discussed above. Additionally, crew costs increased as a result of training costs and as a result of vessels manned and utilized in 1999, which were out of service for maintenance in the corresponding period of 1998. Offsetting some of the increase in operating expense was the sale of two tug and barge units operating in Puerto Rico in the first quarter of 1999. In addition, in the second quarter of 1998, the Company chartered in outside oil transportation capacity to cover contract commitments due to a heavy maintenance schedule, which did not occur in the corresponding period of 1999.

Operating income decreased as a result of the aforementioned changes in revenue and expenses.

Net income for the second quarter of 1999 decreased compared to the second quarter of 1998 due to the aforementioned changes in revenue and expenses.

Six Month Comparison

Revenue in the first six months of 1999 increased over the same period of 1998. Although barrels of cargo transported decreased from 128.6 million to 128.3 million, vessel utilization increased. Overall vessel utilization, including changes in the fleet, as measured by revenue days divided by calendar days available, increased from 80.7 percent in the first half of 1998 to 82.3 percent for the first half of 1999. The main factors of the revenue increase were the addition of a 260,000 barrel oil tanker to the fleet in the second half of 1998, a high level of contract business and a temporary increase in vessel demand due to refinery disruptions on the West Coast. These increases were offset by the reduction in revenue and in barrels transported because two units operating in Puerto Rico were sold in the first quarter of 1999. Utilization in the current year has been negatively affected by a shortage of qualified marine personnel. The Company has hired qualified personnel to fill the open positions, thereby lessening the impact of the shortage discussed in the first quarter of 1999.

Total operating expenses increased in the first six months of 1999 compared to the first six months of 1998 due to the addition of a 260,000 barrel oil tanker to the Gulf of Mexico fleet, costs associated with the shortage of qualified seagoing personnel both from the third party chartered tugboats and training costs, and crew costs for vessels in the shipyard in 1998, which returned to service in 1999. These increases were offset by the sale of the two tug and barge units used in the Puerto Rico operations.

Operating income decreased as a result of the aforementioned changes in revenue and expenses.

Other income for the first quarter of 1999 includes a gain of $3.7 million, net of noncash adjustments, on the disposition of five vessels that were no longer deemed core to the Company's operations. The vessels consisted of two tug and barge units, which were working in Puerto Rico and a tugboat working in the Atlantic Coast. The total vessels sold represent less than 3% of the Company's cargo carrying capacity.

Net income for the first six months of 1999 increased compared to the first six months of 1998 due to the gain on the sale of assets discussed above, offset by the aforementioned changes in revenue and expenses.

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

Liquidity and Capital Resources

For the six months ended June 30, 1999, funds provided by operating activities were sufficient to meet debt service obligations and loan agreement restrictions, to make capital acquisitions and improvements and to allow Maritrans to pay a dividend of $0.10 per common share in the current quarter. Dividend payments are expected to continue quarterly in 1999. The ratio of total debt to the sum of total debt and stockholders equity is .47 at June 30, 1999.

Management believes that in 1999 funds provided by operating activities, augmented by financing and investing transactions, will be sufficient to provide funds necessary for operations, anticipated capital expenditures, lease payments, dividend payments and required debt repayments.

On February 9, 1999, the Board of Directors authorized a share buyback program for the acquisition of up to 1 million shares of the Company's common stock. This amount represents approximately 8 percent of the 12.1 million shares outstanding at the beginning of the program. As of June 30, 1999, 281,900 shares have been repurchased under the plan and have been financed from internally generated funds. Maritrans intends to hold the majority of the shares as treasury stock, some of which may be used for employee compensation plans, acquisition currency, and/or other corporate purposes.

On July 30, 1999, the Company awarded a contract to rebuild a second large single hull barge, the OCEAN 244, to a double hull configuration. The project will begin early in the second quarter of 2000 and have a total cost of approximately $12 million. Prefabrication work will begin immediately, with interim payments being made to the shipyard contractor in the second half of 1999. The Company expects to finance this project from internally generated funds.

In August 1999, the Company entered into an agreement to convert a tugboat charter agreement to a purchase agreement. The Company will expend approximately $2.5 million in the third quarter of 1999 and will continue payments of approximately $76 thousand per month, for sixty-five months to the former charterers under a note agreement with that party.

Debt Obligations and Borrowing Facility

At June 30, 1999, the Company had $77.6 million in total outstanding debt, secured by mortgages on most of the fixed assets of the Company. The current portion of this debt at June 30, 1999 was $7.7 million. The Company has a $10 million working capital facility, secured by its receivables and inventories. At June 30, 1999, there is no balance outstanding under this facility, although the Company utilizes this facility from time to time. The Company recently renewed this facility through June of 2000.

In 1997, Maritrans entered into a multi-year revolving credit facility for amounts up to $33 million with Mellon Bank, N.A. This facility is collateralized by mortgages on tankers acquired in 1998 and 1997. At June 30, 1999, $22 million was outstanding under this facility.

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

The Company completed an assessment of its business computing systems, commercial off-the-shelf systems, and embedded systems and has developed new software programs and replaced commercial systems to take advantage of newer technologies. As a result of this initiative, the Company believes its business operating systems, critical embedded systems, and commercial off-the-shelf systems are Year 2000 compliant.

For the Company's less critical commercial vessel systems' embedded components, the Company is working closely with the manufacturers to verify compliance and is proceeding with remediation efforts. The Company is collaborating with its key service providers and customers to ensure their Year 2000 efforts will identify and address common risks as well as developing contingency plans where necessary. The Company's major customers do not expect to incur major disruptions in the need for services due to any Year 2000 issues. While the Company has completed its major efforts in assessing its business partners, it will continue collaboration efforts to ensure a smooth transition into Year 2000. However, there can be no assurances that the companies with which the Company does business will achieve a Year 2000 conversion in a timely fashion, or that such failure to convert by another company will not have a material adverse effect on Maritrans.

The Company's contingency planning effort has identified critical business processes and the Year 2000 dependencies that these processes may have. The Company has prioritized these processes and developed contingency plans to eliminate or manage any Year 2000 failures that may occur. These contingency plans consider the internal systems and facilities, customer and supplier readiness, and infrastructure concerns. The Company has completed a majority of its contingency planning efforts but plans on continuing its testing and fine-tuning of these plans up through the end of 1999.

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

The Company believes that the most reasonably likely worst case Year 2000 scenario would be that some of the customers' supply chains would be disrupted. This would cause fewer barrels to be moved, interruption of normal distribution patterns, and/or inability to transfer product, possibly leaving the vessels empty and crippling the delivery system. In this event, the Company expects less than half of the fleet would be impacted with a maximum of 5-day delays for product loading. Vessels attempting to discharge would be rerouted to other ports or customers and thus it is believed, not incur significant delays. As part of the contingency planning efforts, the Company is addressing this specific issue internally and with customers to reduce the likelihood and impact of this scenario.

The total cost of the Company's Year 2000 remediation efforts is expected to be $0.6 million, with approximately $0.1 million to be incurred during the remainder of the project. This amount is being financed from internally generated funds. The costs of the project and the date on which the Company believes it will complete the Year 2000 conversions are based on management's best estimates. However, there can be no guarantees that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to upgrade all relevant operating systems, and similar uncertainties.

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

                Maritrans, by Motion of March 22, 1999, asked the Court to reconsider its dismissal. On April 30, 1999, following a hearing, the Court did order the case reinstated on its trial docket as to a portion of the vessels within the Maritrans fleet. The parties have been engaged in efforts to agree upon trial scheduling. On July 20, 1999, the United States filed a motion asking that the Court certify various issues to the Court of Appeals for the Federal Circuit. On August 2, 1999, Maritrans filed a Motion with the Court in opposition to that filed by the United States. The Court's response to these Motions has not yet been received.

ITEM 6.         Exhibits and Reports on Form 8-K

(a)             Exhibits

                No. 27 - Financial Data Schedule.

(b)             Reports on Form 8-K

                (1) No reports on Form 8-K were filed during the quarter ended
                    June 30, 1999.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   MARITRANS INC.
                                                    (Registrant)




By:  /s/ H. William Brown                      Dated: August 13, 1999
     -----------------------------------
              H. William Brown
          Chief Financial Officer
        (Principal Financial Officer)







By:  /s/ Walter T. Bromfield                   Dated: August 13, 1999
     -----------------------------------
             Walter T. Bromfield
           Treasurer and Controller
        (Principal Accounting Officer)

                                 EXHIBIT INDEX


Exhibit                                                         Page Number
-------                                                         -----------
  27              Financial Data Schedule                           --