Form 10-Q
period 1999-09-30
MARITRANS INC /DE/
filed 1999-11-09
CIK 810113

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

 X       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934

For the Quarterly Period ended September 30, 1999
                               ------------------

                                       or

___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from  _________ to

Commission File Number  1-9063
                        ------

                                 MARITRANS INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                        51-0343903
-------------------------------                            ----------
(State or other jurisdiction of                       (Identification No.
incorporation or organization)                          I.R.S. Employer)

                         1818 MARKET STREET, SUITE 3540
                        PHILADELPHIA, PENNSYLVANIA 19103
                        --------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (215) 864-1200
                                 --------------
               Registrant's telephone number, including area code

                                 Not Applicable
                                 --------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

                 Common Stock $.01 par value, 11,827,890 shares
                       outstanding as of November 3, 1999

                                 MARITRANS INC.
                                      INDEX

                                                                                                   Page
                                                                                                   ----
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets - September 30, 1999 and December 31, 1998        3

             Condensed Consolidated Statements of Operations - Three months
               ended September 30, 1999 and 1998                                                     4

             Condensed Consolidated Statements of Operations - Nine months ended September 30,
               1999 and 1998                                                                         5

             Condensed Consolidated Statements of Cash Flows - Nine months ended September 30,
               1999 and 1998                                                                         6

             Notes to Condensed Consolidated Financial Statements                                    7


Item 2.      Management's Discussion and Analysis of Financial Condition and Results
               of Operations                                                                        10


PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                                                      17

Item 6.      Exhibits and Reports on Form 8-K                                                       18


SIGNATURES                                                                                          19


                          PART I: FINANCIAL INFORMATION

                                 MARITRANS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ($000)

                                                             September 30,      December 31,
                                                                1999               1998
                                                            -------------     -------------
                                                             (Unaudited)        (Note 1)
ASSETS

Current assets:
     Cash and cash equivalents                                $ 18,452          $  1,214
     Trade accounts receivables                                 11,745            18,030
     Other accounts receivable                                   5,515             9,434
     Inventories                                                 4,745             4,656
     Deferred income tax benefit                                 5,000             4,627
     Prepaid expenses                                            7,574             3,479
                                                              --------          --------
          Total current assets                                  53,031            41,440

Vessels, terminals and equipment                               335,574           358,197
     Less accumulated depreciation                             157,192           151,506
                                                              --------          --------
          Net vessels, terminals and equipment                 178,382           206,691

Other                                                            6,086             6,775
                                                              --------          --------

          Total assets                                        $237,499          $254,906
                                                              ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Debt due within one year                                 $  7,413          $ 11,873
     Trade accounts payable                                      1,040             1,856
     Accrued interest                                            2,405             1,351
     Accrued shipyard cost                                       8,124             7,413
     Accrued wages and benefits                                  5,226             3,559
     Other accrued liabilities                                   9,411             8,559
                                                              --------          --------
          Total current liabilities                             33,619            34,611

Long-term debt                                                  71,457            83,400
Deferred shipyard costs                                         12,185            11,119
Other liabilities                                                5,132             5,107
Deferred income taxes                                           30,612            30,854

Stockholders' equity                                            84,494            89,815
                                                              --------          --------

          Total liabilities and stockholders' equity          $237,499          $254,906
                                                              ========          ========

See notes to financial statements.

                                 MARITRANS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        ($000, except per share amounts)

                                                     July 1 to               July 1 to
                                                September 30, 1999      September 30, 1998
                                                 ----------------        -----------------
     Revenues                                        $ 39,185                $ 38,389

     Costs and expenses:
         Operation expense                             22,637                  23,044
         Maintenance expense                            6,957                   6,316
         General and administrative                     2,613                   2,113
         Depreciation and amortization                  5,223                   4,845
                                                     --------                --------

         Total operating expense                       37,430                  36,318
                                                     --------                --------

     Operating income                                   1,755                   2,071

     Interest expense                                  (1,623)                 (1,604)
     Other income (loss), net                          (4,829)                    464
                                                     --------                --------

     Income (loss) before income taxes                 (4,697)                    931

     Income tax provision (benefit)                    (1,788)                    349
                                                     --------                --------

     Net income (loss)                               $ (2,909)               $    582
                                                     ========                ========

     Basic earnings (loss) per share                 $  (0.25)               $   0.05
     Diluted earnings (loss) per share               $  (0.25)               $   0.05
     Dividends declared per share                    $   0.10                $   0.10




     See notes to financial statements.

                                 MARITRANS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        ($000, except per share amounts)

                                                  January 1 to             January 1 to
                                               September 30, 1999        September 30, 1998
                                               -----------------         -----------------
     Revenues                                      $ 117,417                $ 112,356

     Costs and expenses:
         Operation expense                            66,611                   64,122
         Maintenance expense                          21,869                   18,768
         General and administrative                    7,435                    6,797
         Depreciation and amortization                15,512                   14,346
                                                   ---------                ---------

         Total operating expense                     111,427                  104,033
                                                   ---------                ---------

     Operating income                                  5,990                    8,323

     Interest expense                                 (5,170)                  (5,122)
     Other income (loss), net                           (687)                   1,002
                                                   ---------                ---------

     Income before income taxes                          133                    4,203

     Income tax provision                                 57                    1,576
                                                   ---------                ---------

     Net income                                    $      76                $   2,627
                                                   =========                =========


     Basic earnings per share                      $    0.01                $    0.22
     Diluted earnings per share                    $    0.01                $    0.21
     Dividends declared per share                  $    0.30                $    0.28


     See notes to financial statements.

                                 MARITRANS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                     ($000)

                                                                                          Nine Months Ended September 30,
                                                                                            1999                   1998
                                                                                         ---------------------------------
Cash flows from operating activities:
     Net income                                                                          $     76                $  2,627

     Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
          Depreciation and amortization                                                    15,512                  14,346
          Deferred income tax provision                                                      (615)                 (1,334)
          Stock compensation                                                                  682                     282
          Changes in receivables, inventories and prepaid expenses                          6,019                  (3,351)
          Changes in current liabilities, other than debt                                   3,468                  (1,133)
          Non-current changes, net                                                          1,489                  (3,105)
          (Gain) loss on sale of fixed assets                                               1,493                      --
                                                                                         --------                --------
                                                                                           28,048                   5,705
                                                                                         --------                --------

          Net cash provided by operating activities                                        28,124                   8,332

Cash flows from investing activities:
     Proceeds from litigation settlement                                                       --                   1,025
     Cash proceeds from sale of equipment                                                  21,136                      --
     Purchase of vessels, terminals and equipment                                          (4,594)                (25,553)
                                                                                         --------                --------

          Net cash provided by (used in) investing activities                              16,542                 (24,528)
                                                                                         --------                --------

Cash flows from financing activities:
     Payment of long-term debt                                                            (10,776)                (16,123)
     Borrowings under revolving credit facilities                                          14,908                  25,950
     Repayments of borrowing under revolving credit facilities                            (25,481)                 (1,865)
     Purchase of treasury stock                                                            (2,458)                     --
     Dividends declared and paid                                                           (3,621)                 (3,266)
                                                                                         --------                --------

          Net cash provided by (used in) financing activities                             (27,428)                  4,696
                                                                                         --------                --------

Net increase (decrease) in cash and cash equivalents                                       17,238                 (11,500)
Cash and cash equivalents at beginning of period                                            1,214                  13,312
                                                                                         --------                --------

Cash and cash equivalents at end of period                                               $ 18,452                $  1,812
                                                                                         ========                ========

Noncash investing and financing activities
   Borrowings under long-term debt for purchase of vessel                                $  4,947                      --


See notes to financial statements

                                 MARITRANS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999



1.      Basis of Presentation/Organization

        Maritrans Inc. owns Maritrans Operating Partners L.P. ("the Operating Partnership"), Maritrans General Partner Inc., Maritrans Tankers Inc., Maritrans Barge Co., Maritrans Holdings Inc. and other Maritrans entities (collectively, the "Company"). These subsidiaries, directly and indirectly, own and operate oil tankers, tugboats, and oceangoing petroleum tank barges principally used in the transportation of oil and related products, along the Gulf and Atlantic coasts.

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

2.      Earnings per Common Share

        The following data show the amounts used in computing basic and diluted earnings per share ("EPS"):

                                                                    Three Months Ended             Nine Months Ended
                                                                       September 30,                  September 30,
                                                                   1999            1998           1999           1998
                                                                   ----            ----           ----           ----
                                                                           (000's)                        (000's)
       Income available to common stockholders
            used in basic EPS                                   $ (2,909)           $ 582          $  76        $ 2,627

       Weighted average number of common
           shares used in basic EPS                                11,577          12,098         11,810         12,085

       Effect of dilutive securities:
           Stock options and restricted shares                          0             212            113            240

       Weighted number of common shares
           and dilutive potential common
           stock used in diluted EPS                               11,577          12,310         11,923         12,325

3.     Income Taxes
       The Company's effective tax rate differs from the federal statutory rate due primarily to state and local income taxes.

4.     Gain/Loss on Sale of Assets
       In the first quarter of 1999, the Company sold five vessels that were no longer deemed core to the Company's operations. The vessels consisted of two tug and barge units that were working in Puerto Rico and a tugboat working on the Atlantic Coast. The gain on the sale of these assets, net of non-cash adjustments, was $3.7 million and is included in other income on the Statement of Operations.

       In September 1999, the Company sold its petroleum storage terminal operations, located in Philadelphia, PA and Salisbury, MD. The proceeds of the sale totaled $10 million, of which $3.6 million was used to payoff the outstanding debt on the Philadelphia terminal. The loss on the sale of these assets was $5.9 million and is included in other income on the Statement of Operations.

5.    Share Buyback Program
      On February 9, 1999, the Board of Directors authorized a share buyback program for the acquisition of up to one million shares of the Company's common stock. This amount represents approximately 8 percent of the 12.1 million shares outstanding at the beginning of the program. As of September 30, 1999, 439,400 shares have been repurchased under the plan and have been financed from internally generated funds. Maritrans intends to hold the majority of the shares as treasury stock, some of which may be used for employee compensation plans, acquisition currency, and/or other corporate purposes.

6.    Purchase of Vessel
      In August 1999, the Company entered into an agreement to purchase the MV Port Everglades, a tugboat. The purchase price of the vessel was $7.4 million, $2.5 million of which was paid at the closing and $4.9 million payable to the previous owner in the form of a note payable. The note is secured by a Mellon Bank NA Letter of Credit.

7.    Corporate Relocation and Downsizing
      In September 1999, the Company announced its intent to relocate the corporate headquarters from Philadelphia, PA to Tampa, FL. At the same time, the Company announced a reduction of approximately twenty-five percent of the shoreside staff. The Company accrued $0.9 million of severance costs in the current quarter for the cash benefits to be paid to the employees who have been terminated. None of this amount has been paid at September 30, 1999.

8.    Subsequent Events
      In October 1999, the Company announced an agreement to sell 26 vessels, most of which work in the Northeastern U.S. coastal waters, to Vane Line Bunkering Inc. and K-SEA Transportation LLC. The transactions, which include 15 barges and 11 tugs, represent a divestiture of approximately twenty-five percent of the Company's cargo-carrying capacity. The proceeds from the transactions are expected to generate $48 million comprised of $39 million in cash and $9 million in notes. It is expected that the transactions will be completed before the end of the year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Three Month Comparison
----------------------
Revenue in the third quarter of 1999 increased over the third quarter of 1998. Although barrels of cargo transported decreased from 67.4 million to 64.5 million, vessel utilization increased. Overall vessel utilization, including changes in the fleet, as measured by revenue days divided by calendar days available, increased from 78.3 percent in the third quarter of 1998 to 80.4 percent in the third quarter of 1999. The majority of this increased utilization was a result of the Company's high level of contract business. Additionally, there were refinery disruptions, which started in the second quarter of 1999 and extended into the third quarter, which created temporary opportunities to move refined oil from the Gulf of Mexico to the West Coast. Revenues also increased due to the addition of a 260,000 barrel oil tanker to the Gulf of Mexico fleet late in 1998. In the current quarter and the comparative quarter of 1998, revenue was negatively affected by heavy weather delays in the Gulf of Mexico and the Northeast.

Operating expenses increased in the third quarter of 1999 compared to the third quarter of 1998 due to the addition of the 260,000 barrel oil tanker discussed above. The increase due to the additional vessel was offset by lower operating expenses resulting from the sale, in the first quarter of 1999, of two units that were operating in Puerto Rico in the comparative quarter of 1998 and by lower levels of chartered in oil transportation capacity to cover contract commitments. Fuel expenses for vessels increased, as the average price per gallon was higher than in the same quarter of last year. Additionally, in September 1999, the Company announced a reduction of approximately twenty-five percent of the shoreside staff. The Company recorded severance expense for those employees in the quarter.

Operating income decreased as a result of the aforementioned changes in revenue and expenses.

Other income includes a loss of $5.9 million on the sale of the Company's two petroleum storage terminals during the quarter.

Net income for the third quarter of 1999 decreased compared to the third quarter of 1998 due to the aforementioned changes in revenue and expenses along with the loss on the sale of assets.

Nine Month Comparison
---------------------
Revenue in the first nine months of 1999 increased over the same period of 1998. Although barrels of cargo transported decreased from 196.1 million to 192.8 million, vessel utilization increased. Overall vessel utilization, including changes in the fleet, as measured by revenue days divided by calendar days available, increased from 79.8 percent in the first nine months of 1998 to 81.7 percent for the first nine months of 1999. The main factors of the revenue increase were the addition of a 260,000 barrel oil tanker to the fleet late in 1998, a high level of contract business and a temporary increase in vessel demand due to refinery disruptions on the West Coast. These increases were offset by the reduction in revenue and in barrels transported because two units operating in Puerto Rico were sold in the first quarter of 1999. Utilization in the current year has been negatively affected by a shortage of qualified marine personnel, particularly in the first six months. The Company has hired qualified personnel to fill the open positions, thereby lessening the impact of the shortage discussed in the first quarter of 1999.

Total operating expenses increased in the first nine months of 1999 compared to the first nine months of 1998 due to the addition of a 260,000 barrel oil tanker to the Gulf of Mexico fleet, costs associated with turnover of qualified seagoing personnel and crew costs related to vessels working in 1999 which had been in the shipyard during the related period in 1998. These increases were offset by the sale of the two tug and barge units used in the Puerto Rico operations. Additionally, the Company recorded a severance charge in the current quarter, for the impact of the Company's twenty-five percent reduction of shoreside staff, which was announced in September 1999.

Operating income decreased as a result of the aforementioned changes in revenue and expenses.

Other income for the first nine months of 1999 includes a loss, net of non-cash adjustments, of $1.5 million, on the disposition of a number of assets that were no longer deemed core to the Company's operations. The assets consisted of two tug and barge units, which were working in Puerto Rico, a tugboat working on the Atlantic Coast and two petroleum storage terminals on the East Coast.

Net income for the first nine months of 1999 decreased compared to the first nine months of 1998 due to the aforementioned changes in revenue and expenses along with the loss on the sale of assets.

Liquidity and Capital Resources
-------------------------------
For the nine months ended September 30, 1999, funds provided by operating activities were sufficient to meet debt service obligations and loan agreement restrictions, to make capital acquisitions and improvements and to allow Maritrans Inc. to pay a dividend of $0.10 per common share in the current quarter. Dividend payments are expected to continue quarterly in 1999. The ratio of total debt to the sum of total debt and stockholders equity is .48 at September 30, 1999.

Management believes that in 1999 funds provided by operating activities, augmented by financing and investing transactions, will be sufficient to provide funds necessary for operations, anticipated capital expenditures, lease payments, dividend payments and required debt repayments.

On February 9, 1999, the Board of Directors authorized a share buyback program for the acquisition of up to one million shares of the Company's common stock. This amount represents approximately 8 percent of the 12.1 million shares outstanding at the beginning of the program. As of September 30, 1999, 439,400 shares have been repurchased under the plan and have been financed from internally generated funds. The Company intends to hold the majority of the shares as treasury stock, some of which may be used for employee compensation plans, acquisition currency, and/or other corporate purposes.

On July 30, 1999, the Company awarded a contract to rebuild a second large single hull barge, the OCEAN 244, to a double hull configuration. The project will begin early in the second quarter of 2000 and have a total cost of approximately $12 million. As of September 30, 1999 the Company has advanced $2.3 million on this project to the shipyard contractor for prefabrication and other advance design work. The Company expects to finance this project from internally generated funds.

In August 1999, the Company entered into an agreement to purchase the MV Port Everglades, a tugboat. The purchase price of the vessel was $7.4 million, $2.5 million of which was paid at the closing and $4.9 million payable to the previous owner in the form of a note payable. The note is secured by a Mellon Bank NA Letter of Credit.

In September 1999, the Company announced its intent to relocate the corporate headquarters from Philadelphia, PA to Tampa, FL. The move will be completed by the summer of 2000. A fleet center will be maintained in the Philadelphia area.

Also in September 1999, the Company announced a reduction of approximately twenty-five percent of the shoreside staff. The Company accrued $0.9 million of severance costs in the current quarter for the cash benefits to be paid to the employees who have been terminated. None of this amount has been paid at September 30, 1999.

In September 1999, the Company sold its petroleum storage terminal operations to ST Services. The terminals were located in Philadelphia, PA and Salisbury, MD. The proceeds of the sale totaled $10 million, of which $3.6 million was used to payoff the outstanding debt on the Philadelphia terminal.

In October 1999, the Company announced an agreement to sell 26 vessels, most of which work in the Northeastern U.S. coastal waters, to Vane Line Bunkering Inc. and K-SEA Transportation LLC. The transactions, which include 15 barges and 11 tugs, represent a divestiture of approximately twenty-five percent of the Company's cargo-carrying capacity. The proceeds from the transactions are expected to generate $48 million comprised of $39 million in cash and $9 million in notes. The transactions will require the clearance of Hart-Scott-Rodino anti-trust filings. It is expected that the transactions will be completed before the end of the year.

Debt Obligations and Borrowing Facility
---------------------------------------
At September 30, 1999, the Company had $78.9 million in total outstanding debt, secured by mortgages on most of the fixed assets of the Company. The current portion of this debt at September 30, 1999 was $7.4 million. The Company has a $10 million working capital facility, secured by its receivables and inventories. At September 30, 1999, there is no balance outstanding under this facility, although the Company utilizes this facility from time to time.

In 1997, Maritrans entered into a multi-year revolving credit facility for amounts up to $33 million with Mellon Bank, N.A. This facility is collateralized by mortgages on tankers acquired in 1998 and 1997. At September 30, 1999, $22 million was outstanding under this facility.

The Company entered into an agreement with Coastal Tug and Barge Inc. on August 5, 1999 to purchase the MV Port Everglades. The outstanding debt on this transaction is $4.9 million payable to Coastal Tug and Barge Inc. and is secured by a Mellon Bank NA Letter of Credit. The current portion of this debt at September 30, 1999 is $0.9 million.

The mortgage on the Philadelphia terminal, which was held by Mellon Bank NA had an outstanding balance of $3.6 million at the time of the terminal sale. This debt was paid off with the proceeds of the sale.

Impact of Year 2000
-------------------
Some of the Company's older computer programs and embedded computer components had suffered from Year 2000 incompatibilities. If left unchanged, this may have caused a system failure or miscalculations causing disruptions in operations, including, among other things, the inability to operate vessel systems, a temporary inability to process transactions, to send invoices, or to engage in normal similar business activities. Following is a brief description of the tasks incorporated in the Company's Year 2000 effort:

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

For the Company's less critical commercial vessel systems' embedded components, the Company has worked closely with the manufacturers to verify compliance and has completed remediation efforts. The Company is collaborating with its key service providers and customers to ensure their Year 2000 efforts will identify and address common risks as well as developing contingency plans where necessary. The Company's major customers do not expect to incur major disruptions in the need for services due to any Year 2000 issues. While the Company has completed its major efforts in assessing its business partners, it will continue collaboration efforts to ensure a smooth transition into Year 2000. However, there can be no assurances that the companies with which the Company does business will achieve a Year 2000 conversion in a timely fashion, or that such failure to convert by another company will not have a material adverse effect on Maritrans.

The Company's contingency planning effort has identified critical business processes and the Year 2000 dependencies that these processes may have. The Company has prioritized these processes and developed contingency plans to eliminate or manage any Year 2000 failures that may occur. These contingency plans consider the internal systems and facilities, customer and supplier readiness, and infrastructure concerns. The Company has completed a majority of its contingency planning efforts but plans on continuing its implementation and fine-tuning of these plans up through the end of 1999.

The Company believes that with the conversions to new software, the Year 2000 issue will not pose significant operational problems for its business computing systems. The Company believes that with its program of verifying vessel systems with manufacturers and replacing any non-compliant systems, the Year 2000 issue will not pose significant operational problems. Due to the fact that there is little standardization of equipment types aboard the vessels, the Company also believes that if such verifications are faulty, these isolated problems will not have a material adverse affect on operations. Completion of the Company's Year 2000 efforts does not guarantee that Year 2000 will not have a material adverse effect on the Company.

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

Additionally, important factors that could cause actual results of the expected transactions to differ from anticipated results include contractual obligations of the parties to the agreements and the availability of commercially reasonable financing to the buyers.

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

                Maritrans, by Motion of March 22, 1999, asked the Court to reconsider its dismissal. On April 30, 1999, following a hearing, the Court did order the case reinstated on its trial docket as to a portion of the vessels within the Maritrans fleet. On July 20, 1999, the United States filed a motion asking that the Court certify various issues to the Court of Appeals for the Federal Circuit, which the court denied.

                Maritrans and the United States have agreed on a joint proposed schedule which calls for discovery on the remaining issues to commence in December 1999 and for the trial to occur in October 2000. The parties are awaiting a court response to the proposed scheduling order.

ITEM 6.         Exhibits and Reports on Form 8-K
                --------------------------------

(a)             Exhibits

                No. 27 - Financial Data Schedule.

(b)             Reports on Form 8-K

                (1) No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of

1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 MARITRANS INC.
                                  (Registrant)




By:  /s/       H. William Brown             Dated: November 5, 1999
     -----------------------------------
              H. William Brown
          Chief Financial Officer
        (Principal Financial Officer)







By:  /s/      Walter T. Bromfield           Dated: November 5, 1999
     -----------------------------------
             Walter T. Bromfield
           Treasurer and Controller
        (Principal Accounting Officer)

EXHIBIT INDEX


Exhibit                                                          Page Number
-------                                                          -----------

27              Financial Data Schedule                               --