Form 10-K
period 1999-12-31
MARITRANS INC /DE/
filed 2000-03-29
CIK 810113

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                             ---------------------
                                   FORM 10-K
(Mark One)
/X/ -Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 1999
                                       or
/ / Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the Transition Period from _______ to _______

Commission File Number 1-9063

                            ---------------------
                                MARITRANS INC.
            (Exact name of registrant as specified in its charter)


          DELAWARE                                      51-0343903
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


          1818 MARKET STREET
      PHILADELPHIA, PENNSYLVANIA                                 19103
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number,                         Name of Each Exchange on
including area code Securities                             Which Registered
registered pursuant to Section                          New York Stock Exchange
12(b) of the Act: (215) 864-1200


         Title of Each Class
Common Stock, Par Value $.01 Per Share

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes /X/ No / /


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /


As of March 13, 2000, the aggregate market value of the common stock held by non-affiliates of the registrant was $76,155,687. As of March 13, 2000, Maritrans Inc. had 11,495,198 shares of common stock outstanding.

                      Documents Incorporated By Reference


Part III incorporates information by reference from the registrant's Proxy Statement for Annual Meeting of Stockholders to be held on May 24, 2000.


                      Exhibit Index is located on page 35.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 MARITRANS INC.
                                TABLE OF CONTENTS


                                                 PART I
Item 1.        Business .....................................................................     1
Item 2.        Properties ...................................................................     7
Item 3.        Legal Proceedings ............................................................     7
Item 4.        Submission Of Matters To A Vote Of Security Holders ..........................     8

                                                 PART II

Item 5.        Market For The Registrant's Common Equity And Related Stockholder Matters ....     9
Item 6.        Selected Financial Data ......................................................    10
Item 7.        Management's Discussion And Analysis Of Financial Condition And Results Of
               Operations ...................................................................    10
Item 8.        Financial Statements & Supplemental Data .....................................    16
Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial
               Disclosure ...................................................................    32

                                                PART III

Item 10.       Directors and Executive Officers of the Registrant ...........................    32
Item 11.       Executive Compensation .......................................................    33
Item 12.       Security Ownership of Certain Beneficial Owners and Management ...............    33
Item 13.       Certain Relationships and Related Transactions ...............................    33

                                                 PART IV

Item 14.       Exhibits, Financial Statement Schedules And Reports On Form 8-K ..............    34
Signatures      .............................................................................    38

               Special Note Regarding Forward-Looking Statements

Some of the statements under "Business," "Properties," "Legal Proceedings," "Market for Registrant's Common Stock and Related Stockholder Matters" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K (this "10-K") constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements made with respect to present or anticipated utilization, future revenues and customer relationships, capital expenditures, future financings, and other statements regarding matters that are not historical facts, and involve predictions. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, growth, performance, earnings per share or achievements to be materially different from any future results, levels of activity, growth, performance, earnings per share or achievements expressed in or implied by such forward-looking statements.

     The forward-looking statements included in this 10-K relate to future events or the Company's future financial performance. In some cases, the reader can identify forward-looking statements by terminology such as "may," "should," "believe," "future," "potential," "estimate," "offer," "opportunity," "quality," "growth," "expect," "intend," "plan," "focus," "through," "strategy," "provide," "meet," "allow," "represent," "commitment," "create," "implement," "result," "seek," "increase," "establish," "work," "perform," "make," "continue," "can," "will," "include," or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on the Company's current plans or assessments that are believed to be reasonable as of the date of this 10-K. Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecast, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the factors outlined in this 10-K and general financial, economic, environmental and regulatory conditions affecting the oil and marine transportation industry in general. Given such uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. These factors may cause the Company's actual results to differ materially from any forward-looking statement.

     Although the Company believes that the expectations in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, growth, earnings per share or achievements. However, neither the Company nor any other person assumes responsibility for the accuracy and completeness of such statements. The Company is under no duty to update any of the forward-looking statements after the date of this 10-K to conform such statements to actual results.

                                    PART I

Item 1. BUSINESS


General

     Maritrans Inc. (the "Company" or the "Registrant"), together with its predecessor, Maritrans Partners L.P. (the "Partnership"), herein called "Maritrans," has historically served the petroleum and petroleum product industry by using tugs, barges and oil tankers to provide marine transportation services primarily along the East and Gulf Coasts of the United States.


Structure

     Current. The Registrant is a Delaware corporation whose common stock, par value $.01 per share ("Common Stock"), is publicly traded. The Registrant conducts most of its marine transportation business activities through Maritrans Operating Partners L.P. (the "Operating Partnership") and its managing general partner, Maritrans General Partner Inc. Both entities are wholly owned subsidiaries of the Registrant.

     Historical. Founded in the 1850's and incorporated in 1928 under the name Interstate Oil Transport Company, Maritrans' predecessor was one of the first tank barge operators in the United States, with a fleet which increased in size and capacity as United States consumption of petroleum products increased. On December 31, 1980, Maritrans' predecessor operations and its tugboat and barge affiliates were acquired by Sonat Inc. ("Sonat"). On April 14, 1987, the Partnership acquired the tug and barge business and related assets from Sonat. On March 31, 1993, the limited partners of the Partnership voted on a proposal to convert the Partnership to corporate form (the "Conversion"). The proposal was approved, and on April 1, 1993, Maritrans Inc., then a newly formed Delaware corporation, succeeded to all assets and liabilities of the Partnership. The holders of general and limited partnership interests in the Partnership and in the Operating Partnership were issued shares of Common Stock representing substantially the same percentage equity interest in the Registrant as they had in the Partnership, directly or indirectly, in exchange for their partnership interest. Each previously held Unit of Limited Partnership Interest in the Partnership was exchanged for one share of Common Stock of the Registrant.

     Overview. Since 1981, Maritrans and its predecessors have transported annually over 200 million barrels of crude oil and refined petroleum products. Maritrans operates a fleet of oil tankers, tank barges and tugboats. Its largest barge has a capacity of approximately 380,000 barrels and its current operating cargo fleet capacity aggregates approximately 3.8 million barrels.

     Demand for Maritrans' services is dependent primarily upon general demand for petroleum and petroleum products in the geographic areas served by its vessels. Management believes that United States petroleum consumption, and particularly consumption on the East and Gulf Coasts, is a significant indicator of demand for Maritrans' services. Increases in product consumption generally increase demand for Maritrans' services; conversely, decreases in consumption generally lessen demand for Maritrans' services.

     Management further believes that the level of domestic consumption of imported refined products is also significant to Maritrans' business. Imported refined petroleum products generally can be shipped on foreign-flag vessels directly into United States ports for storage, distribution and eventual consumption. These shipments reduce the need for domestic marine transportation service providers such as Maritrans to carry products from United States refineries to such ports. The Southern operations, headquartered in Tampa, Florida, provide marine transportation services for petroleum products from refineries located in Texas, Louisiana, Mississippi and Puerto Rico to distribution points along the Gulf and Atlantic Coasts, generally south of Cape Hatteras, North Carolina and particularly into Florida. The East Coast operations provide lightering services for large tankers (a process of off-loading crude oil or petroleum products from an inbound tanker into smaller tankers and/or barges, thereby enabling the tanker to navigate draft-restricted rivers and ports to discharge cargo at a refinery or storage and distribution terminal).

     In 1999, the Company sold various assets. The sold assets consisted of the two small tug/barge units working in Puerto Rico, the petroleum storage terminals in Philadelphia, PA and Salisbury, MD and twenty-seven of the smaller tugboats and tank barges working primarily in the Northeastern United States. These asset sales are discussed in greater detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Sales and Marketing

     Maritrans provides marine transportation services primarily to integrated oil companies, independent oil companies, and petroleum distributors in the southern and eastern United States. Maritrans relies primarily on direct sales efforts, minimizing its use of chartering brokers. Maritrans monitors the supply and distribution patterns of its actual and prospective customers and focuses its efforts on providing services that are responsive to the current and future needs of these customers.

     Maritrans does business on a term contract basis and a spot market basis. Maritrans strives to maintain an appropriate mix of contracted business, based on current market conditions.

     In light of the potential liabilities of oil companies and other shippers of petroleum products under the Oil Pollution Act of 1990 ("OPA") and analogous state laws, management believes that some shippers have begun to select transporters in larger measure than in the past on the basis of a demonstrated record of safe operations. Maritrans believes that the measures it has implemented in the last nine years to promote higher quality operations and its longstanding commitment to safe transportation of petroleum products benefit its marketing efforts with these shippers. In July 1998, all of Maritrans' vessels received ISM (International Safety Management) certification, which is an international requirement for all ships. Maritrans voluntarily undertook tug and barge certification as well.

     In 1999, approximately 85 percent of Maritrans revenues were generated from 10 customers. In 1999, contracts with Sunoco Inc., Equiva Trading Company and Marathon Oil accounted for approximately 24 percent, 15 percent, and 13 percent, respectively, of Maritrans revenue. During 1999, contracts were renewed with some of Maritrans' larger customers. There could be a material effect on Maritrans if any of these customers were to cancel or terminate their various agreements with Maritrans, however, management believes that cancellation or termination of all its business with any of its larger customers is unlikely.

Competition and Competitive Factors

     Overview. The maritime petroleum transportation industry is highly competitive. The Jones Act, a federal law, restricts United States point-to-point maritime shipping to vessels built in the United States, owned by U.S. citizens and manned by U.S. crews. In Maritrans' market areas, its primary direct competitors are the operators of U.S. flag oceangoing barges and U.S. flag tankers. In the Southern clean-oil market, management believes the primary competitors are the fleets of other independent petroleum transporters and integrated oil companies. In the lightering operations, Maritrans competes with foreign-flag operators which lighter offshore. Some of the integrated oil company fleets with which Maritrans competes are larger than Maritrans' fleet. Additionally, in certain geographic areas and in certain business activities, Maritrans competes with the operators of petroleum product pipelines. Competitive factors which also affect Maritrans include the output of United States refineries and the importation of refined petroleum products.

     U.S. Flag Barges and Tankers. Maritrans' most direct competitors are the other operators of U.S. flag oceangoing barges and tankers. Because of the restrictions imposed by the Jones Act, a finite number of vessels are currently eligible to engage in U.S. maritime petroleum transport. The Company believes that more Jones-Act eligible tonnage is being retired due to OPA than is being added as replacement double-hull tonnage. However, the Company believes that overcapacity will continue for some time. Competition in the industry is based upon vessel availability, price and service and is intense.

     A significant portion of the Company's revenues in 1999 was generated in the coastal transportation of petroleum products from refineries or pipeline terminals in the Gulf of Mexico to ports that are not served by pipelines. Maritrans currently operates seven barges and two oil tankers in this market, which are a significant number of the vessels able to compete in this market. The relatively large size of Maritrans' fleet can generally provide greater flexibility in meeting customers' needs.

     General Agreement on Trade in Services ("GATS") and North American Free Trade Agreement ("NAFTA").

     While cabotage (vessel trade or marine transportation between two points within the same country) is not included in the GATS and the NAFTA, the possibility exists that cabotage could be included in the GATS,

NAFTA or other international trade agreements in the future. If maritime services are deemed to include cabotage and are included in any multi-national trade agreements, management believes the result will be to open the Jones Act trade (i.e., transportation of maritime cargo between U.S. ports in which Maritrans and other U.S. vessel owners operate) to foreign-flag vessels which would operate at significantly lower costs. This could have a material adverse affect on Maritrans. Maritrans and the U.S. maritime industry will continue to resist the inclusion of cabotage in the GATS, NAFTA and any other international trade agreements.

     Refined Product Pipelines. Existing refined product pipelines generally are the lowest incremental cost method for the long-haul movement of petroleum and refined petroleum products. Other than the Colonial Pipeline system, which originates in Texas and terminates at New York Harbor, the Plantation Pipeline, which originates in Louisiana and terminates in Washington D.C., and smaller regional pipelines between Philadelphia and New York, there are no pipelines carrying refined petroleum products to the major storage and distribution facilities currently served by Maritrans. Management believes that high capital costs, tariff regulation and environmental considerations make it unlikely that a new refined product pipeline system, which would have a material adverse effect on Maritrans' business, will be built in its market areas in the near future. It is possible, however, that new pipeline segments (including pipeline segments that connect with existing pipeline systems) could be built or that existing pipelines could be converted to carry refined petroleum products, either of which could have an adverse effect on Maritrans' ability to compete in particular locations.

     Imported Refined Petroleum Products. A significant factor affecting the level of Maritrans' business operations is the level of refined petroleum product imports. Imported refined petroleum products may be transported on foreign-flag vessels, which are generally less costly to operate than U.S. flag vessels. To the extent that there is an increase in the importation of refined petroleum products to any of the markets served by Maritrans, there could be a decrease in the demand for the transportation of refined products from United States refineries, which would likely have an adverse impact upon Maritrans.

     Delaware River Channel Deepening. Legislation approved by the United States Congress in 1992 authorizes the U.S. Army Corps of Engineers to deepen the channel of the Delaware River between the river's mouth and Philadelphia from forty to forty-five feet. Congress has appropriated $1.5 million in the 1999 fiscal year budget and $10 million in the 2000 fiscal year budget for construction. A Project Cooperation Agreement (PCA) must be executed before the Corps of Engineers can use the appropriated funds, however as of the end of 1999, the Company was not aware of the PCA having been executed. If this project becomes fully funded at the federal and state levels and fully constructed (including access dredging by private refineries), it would have a material adverse effect on Maritrans' lightering business of the off-loading of crude oil from deeply laden tankers at the mouth of the Delaware Bay and transportation up the Delaware River to the Delaware Valley refineries.

Employees and Employee Relations

     In 1999, the Company significantly reduced the number of shoreside staff. In addition, the Company sold the petroleum storage terminals and twenty-six vessels, which decreased the number of seagoing personnel. As a result of these activities, approximately 200 employees were terminated. At December 31, 1999, Maritrans and its subsidiaries employed a total of 368 persons. Of these employees, 57 are employed at the Philadelphia, Pennsylvania headquarters of the Company or at the Philadelphia and Tampa fleet centers, 186 are seagoing employees who work aboard the tugs and barges and 125 are seagoing employees who work aboard the tank ships. Maritrans and its predecessors have had collective bargaining agreements with the Seafarers' International Union of North America, Atlantic, Gulf and Inland District, AFL-CIO ("SIU"), and with the American Maritime Officers ("AMO"), formerly District 2 Marine Engineers Beneficial Association, Associated Maritime Officers, AFL-CIO, for approximately 40 years. Approximately one-half of the total number of seagoing employees employed are supervisors. These supervisors are covered by an agreement with the AMO limited only to a provision for benefits. The collective bargaining agreement with the SIU covers approximately 142 employees consisting of seagoing non-supervisory personnel on the tug/barge units and on the tankers. The tug/barge supplement of the agreement expires on May 31, 2002. The tankers supplement of the agreement expires on May 31, 2000. The collective bargaining agreement with the AMO covers approximately 56 non-supervisory seagoing employees and expires on October 8, 2007. None of the shore-based employees are covered by any collective bargaining agreement.

     Management believes that the seagoing supervisory and non-supervisory personnel contribute significantly to responsive customer service. Maritrans maintains a policy of seeking to promote from within, where possible, and generally seeks to draw from its marine personnel to fill supervisory and other management positions as vacancies occur. Management believes that its operational audit program (performed by Tidewater School of Navigation, Inc.), Safety Management System (SMS) and training program are essential to insure that its employees are knowledgeable and highly skilled in the performance of their duties as well as in their preparedness for any unforeseen emergency situations that may arise. Consequently, various training sessions and additional skill improvement seminars, such as Bridge Resource Management (simulator) training, are held throughout the year.

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

     Jones Act. The Jones Act, a federal law, restricts maritime transportation between United States points to vessels built and registered in the United States and owned and manned by United States citizens. Maritrans Inc. and the subsidiaries that are engaged in maritime transportation between United States points are subject to the provisions of the law. Therefore, it is the responsibility of Maritrans to monitor ownership of these entities and take any remedial action necessary to insure that no violation of the Jones Act ownership restrictions occurs. In addition, the Jones Act requires that all United States flag vessels be manned by United States citizens, which significantly increases the labor and certain other operating costs of United States flag vessel operations compared to foreign-flag vessel operations. Foreign-flag seamen generally receive lower wages and benefits than those received by United States citizen seamen. Certain foreign governments subsidize those nations' shipyards, resulting in lower shipyard costs both for new vessels and repairs than those paid by United States-flag vessel owners, such as Maritrans, to United States shipyards. Finally, the United States Coast Guard and American Bureau of Shipping maintain the most stringent regime of vessel inspection in the world, which tends to result in higher regulatory compliance costs for United States-flag operators than for owners of vessels registered under foreign flags of convenience. Because Maritrans transports petroleum and petroleum products between United States ports, most of its business depends upon the Jones Act remaining in effect. There have been various unsuccessful attempts in the past by foreign governments and companies to gain access to the Jones Act trade, as well as by interests within the United States to modify, limit or do away with the Jones Act. Legislation to this effect was blocked from being introduced into Congress during 1999 by the Maritime Cabotage Task Force, a coalition of ship owners, ship operators, maritime unions and industry trade groups. Management expects that efforts to gain access to the Jones Act trade and attempts to block the introduction will continue.


Environmental Matters

     Maritrans' operations present potential environmental risks, primarily through the marine transportation of petroleum. Maritrans is committed to protecting the environment and complying with applicable environmental laws and regulations. Maritrans, as well as its competitors, is subject to regulation under federal, state and local environmental laws which have the effect of increasing the costs and potential liabilities arising out of its operations.

     Oil Pollution Legislation. OPA creates substantial liability exposure for owners and operators of vessels, oil terminals and pipelines. Under OPA, each responsible party for a vessel or facility from which oil is discharged will be jointly, strictly and severally liable for all oil spill containment and clean-up costs and certain other damages arising from the discharge. These other damages are defined broadly to include (i) natural resource damage (recoverable only by government entities), (ii) real and personal property damage, (iii) net loss of taxes, royalties, rents, fees and other lost revenues (recoverable only by government entities), (iv) lost profits or impairment of earning capacity due to property or natural resource damage, and (v) net cost of public services necessitated by a spill response, such as protection from fire, safety or health hazards.

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

     OPA requires all vessels to maintain a certificate of financial responsibility for oil pollution in an amount equal to the greater of $1,200 per gross ton per vessel, or $10 million per vessel in conformity with U.S. Coast Guard regulations. Additional financial responsibility in the amount of $300 per gross ton is required under U.S. Coast Guard regulations under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), the federal Superfund law. Owners of more than one tank vessel, such as Maritrans, however, are only required to demonstrate financial responsibility in an amount sufficient to cover the vessel having the greatest maximum liability (approximately $40 million in Maritrans' case). Maritrans has acquired such certificates through filing required financial information with the U.S. Coast Guard.

     OPA requires all newly constructed petroleum tank vessels engaged in marine transportation of oil and petroleum products in the U.S. to be double-hulled and gradually phases out the operation of single-hulled tank vessels, based on size and age, operating in U.S. waters, including most of Maritrans' existing barges. Five of Maritrans' large oceangoing, single-hulled barges will be affected on January 1, 2005. Currently three of Maritrans' barges and two tankers are equipped with double-hulls meeting OPA's requirements. Maritrans has initiated a program to rebuild its single-hull tank barges to comply with OPA. This rebuilding relies upon a process of computer assisted design and prefabrication, for which Maritrans has applied for a patent. The first rebuilt barge, the MARITRANS 192, was completed and entered service in November 1998. Work has already commenced on a second single-hull barge, the OCEAN 244. The cost of rebuilding single-hull barges is approximately $55-75 per barrel compared to estimated costs of approximately $125-175 per barrel for construction of a completely new double-hull barge. The total cost of rebuilding the Company's entire single-hull fleet is expected to exceed $150 million.

     OPA further required all tank vessel operators to submit detailed vessel oil spill contingency plans setting forth their capacity to respond to a worst case spill situation. In certain circumstances involving oil spills from vessels, OPA and other environmental laws may impose criminal liability upon vessel and shoreside marine personnel and upon the corporate entity. Such liability can be imposed for negligence without criminal intent, or it may be strictly applied. The Company believes the laws, in their present form, may negatively impact efforts to recruit Maritrans seagoing employees. In addition, many of the states in which Maritrans does business have enacted laws providing for strict, unlimited liability for vessel owners in the event of an oil spill. Certain states have also enacted or are considering legislation or regulations involving at least some of the following provisions: tank-vessel-free zones, contingency planning, state inspection of vessels, additional operating, maintenance and safety requirements and state financial responsibility requirements. However, in March of 2000, the U.S. Supreme Court (the "Court") decided United States v. Locke, a suit brought by INTERTANKO challenging tanker regulations imposed by the State of Washington. The Court struck down a number of state regulations and remanded to the lower courts for further review of other regulations. The ruling significantly limits the authority of states to regulate vessels, holding that regulation of maritime commerce is generally a federal responsibility because of the need for national and international uniformity.

     OPA and similar state laws are expected to have a continuing adverse effect on the entire U.S. oil and petroleum marine transportation industry, including Maritrans. The effects on the industry could include, among others,
(i) increased requirements for capital expenditures (ii) increased maintenance, training, insurance and other operating costs, (iii) civil penalties and the potential for other liability and (iv) decreased operating revenues as a result of a further reduction of volumes transported by vessels. These effects could adversely affect Maritrans' results of operations and liquidity.

     In 1996, Maritrans filed suit against the United States government under the Fifth Amendment to the U.S. Constitution for "taking" 37 of Maritrans' tank barges without just compensation by passage of OPA. See "Item 3--Legal Proceedings."

     The following table sets forth Maritrans' quantifiable cargo oil spill record for the period January 1, 1995 through December 31, 1999:

                                                                                 Gallons Spilled
                                                     No. of     No. of Gals.       Per Million
         Period             No. of Gals. Carried     Spills        Spilled        Gals. Carried
         ------            ----------------------   --------   --------------   ----------------
                                    (000)                           (000)
1/1/1995 -- 12/31/1995            9,450,000             1            16.80             1.780
1/1/1996 -- 12/31/1996            9,160,000             3              .08              .009
1/1/1997 -- 12/31/1997           10,136,000             1              .05              .005
1/1/1998 -- 12/31/1998           10,987,000             3              .29              .027
1/1/1999 -- 12/31/1999           10,463,000             5              .06              .006

     Maritrans believes that its spill ratio compares favorably with the other independent, coastwise operators in the Jones Act trade.

     Water Pollution Regulations. The Federal Water Pollution Control Act of 1972 ("FWPCA"), as amended by the Clean Water Act of 1977, imposes strict prohibitions against the discharge of oil (and its derivatives) and hazardous substances into navigable waters of the United States. FWPCA provides civil and criminal penalties for any discharge of petroleum products in harmful quantities and imposes substantial liability for the clean-up costs of removing an oil spill. State laws for the control of water pollution also provide varying civil and criminal penalties and clean-up cost liabilities in the case of a release of petroleum or its derivatives into surface waters. In the course of its vessel operations, Maritrans engages contractors to remove and dispose of waste material, including tank residue. In the event that any of such waste is deemed "hazardous," as defined in FWPCA or the Resource Conservation and Recovery Act, and is disposed of in violation of applicable law, Maritrans could be jointly and severally liable with the disposal contractor for the clean-up costs and any resulting damages. The United States Environmental Protection Agency ("EPA") previously determined not to classify most common types of "used oil" as a "hazardous waste," provided that certain recycling standards are met. While it is unlikely that used oil will be classified as hazardous, the management of used oil under EPA's proposed regulations will increase the cost of disposing of or recycling used oil from Maritrans' vessels. Some states in which Maritrans operates, however, have classified "used oil" as hazardous. Maritrans has found it increasingly expensive to manage the wastes generated in its operations.

     Air Pollution Regulations. Pursuant to the 1990 amendments to the Clean Air Act, the EPA and/or states have imposed regulations affecting emissions of volatile organic compounds ("VOCs") and other air pollutants from tank vessels. In December 1999, the EPA issued its final rule for emissions standards for marine diesel engines. The final rule applies emissions standards only to new engines, beginning with the 2004 model year. The EPA retained the right to revisit the issue of applying emission standards to rebuilt or remanufactured engines if, in the agency's opinion, the industry does not take adequate steps to introduce new emission-reducing technologies. It is possible that the EPA and/or various state environmental agencies ultimately may require that additional air pollution abatement equipment be installed in tugboats, tank barges or tank ships, including those owned by Maritrans. Such requirements could result in a material expenditure by Maritrans, which could have an adverse effect on Maritrans' profitability if it is not able to recoup these costs through increased charter rates.

     User Fees and Taxes. The Water Resources Development Act of 1986 permits local non-federal entities to recover a portion of the costs of new port and harbor improvements from vessel operators with vessels benefiting from such improvements. A Harbor Maintenance Tax has been proposed, but not adopted. Federal legislation has been enacted imposing user fees on vessel operators such as Maritrans to help fund the United States Coast Guard's regulatory activities. Other federal, state and local agencies or authorities could also seek to impose additional user fees or taxes on vessel operators or their vessels. To date, these fees have not been material to Maritrans. There can be no assurance that additional user fees, which could have a material adverse effect upon the financial condition and results of operations of Maritrans, will not be imposed in the future.


Item 2. PROPERTIES

     Vessels. The Company's subsidiaries owned, at December 31, 1999, a fleet of 28 vessels, of which 4 are oil tankers, 12 are barges and 12 are tugboats.

     The oil tanker fleet consists of four tankers ranging in capacity from 242,000 barrels to 265,000 barrels. These vessels were constructed between 1975 and 1981.

     The barge fleet consists of twelve superbarges ranging in capacity from 175,000 to 380,000 barrels. The oldest vessel in that class is the OCEAN 250, which was constructed in 1970, while the largest vessel is the OCEAN 400, for which modifications were completed as recently as 1990. For the most part, however, the bulk of the superbarge fleet was constructed during the 1970's and early 1980's. One of the superbarges is currently not operating.

     The tugboat fleet consists of one 11,000 horsepower class vessel, one 7,000 horsepower class vessel, nine 6,000 horsepower class vessels and one 15,000 horsepower class vessel, which is not currently operating. The year of construction or substantial renovation of these vessels ranges from 1962 to 1990. The majority of the tugboats were constructed between 1970 and 1981.

     Most of the vessels in the fleet are subject to first preferred ship mortgages. These mortgages require the Operating Partnership to maintain the vessels to a high standard and to continue a life-extension program for certain of its larger barges. At December 31, 1999, Maritrans is in compliance with the Operating Partnership's mortgage covenants.

     Other Real Property. The Company's operations currently are headquartered in Philadelphia, Pennsylvania, where it leases office space. The Company will be moving its headquarters to Tampa, Florida in the first half of 2000 and has entered into a lease for this office space. East Coast operations are located on the west bank of the Schuylkill River in Philadelphia, Pennsylvania where the Operating Partnership owns approximately six acres of improved land. In addition, the Operating Partnership also leases a bulkhead of approximately 430 feet from the federal government for purposes of mooring vessels adjacent to the owned land. This lease was renewed in 1999. The Operating Partnership also leases four acres of Port Authority land in Tampa, Florida for use as its Southern fleet center. The lease expires in 2004, with three renewal options of ten years each.


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

     Maritrans has been sued by approximately 60 individuals alleging unspecified damages for exposure to asbestos and, in most of these cases, for exposure to tobacco smoke. Although Maritrans believes these claims are without merit, it is impossible at this time to express a definitive opinion on the final outcome of any such suit. Management believes that any liability would not have a material adverse effect, as it would be adequately covered by applicable insurance.

     In 1996, Maritrans filed suit against the United States government under the Fifth Amendment to the U.S. Constitution for "taking" 37 of Maritrans' tank barges without just compensation. Maritrans asserts that the vessels were taken with the passage of Section 4115 of OPA and that this taking was done in contravention of the Fifth Amendment, which specifically prohibits the United States government from taking private property for public use without just compensation. Maritrans is seeking compensation based on the fact that Maritrans has been deprived of its reasonable investment-backed expectation in the continued use of its barges by Section 4115 of OPA, which prohibits all existing single-hull tank vessels from operating in U.S. waters under a retirement schedule which began January 1, 1995, and ends on January 1, 2015. Under this OPA provision, Maritrans' single-hull tank barges will be forced from service commencing on January 1, 2003, with a significant portion of the economic lives remaining, or be required to be rebuilt. On March 11, 1999, the United States Court of Federal Claims ("the Court") dismissed Maritrans' suit, in response to a government Motion for Summary Judgment, deciding essentially that the Company's cause of action is not yet ripe for judicial determination due to Maritrans' vessels not having yet been forced out of service by OPA's phase-out provisions. The Court later revised its ruling, holding that the Maritrans claim is ripe with respect to vessels which were rebuilt, sold or scrapped in response to OPA's double-hull requirements. The case is scheduled for trial in October 2000.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Registrant's security holders, through the solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 1999.

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


QUARTERS ENDED IN 1999:        HIGH              LOW
-----------------------        ----              ---

March 31, 1999              $  6.875         $  5.625
June 30, 1999                  6.438            5.375
September 30, 1999             5.563            4.813
December 31, 1999              5.938            4.688

QUARTERS ENDED IN 1998:        HIGH              LOW
-----------------------        ----              ---
March 31, 1998              $ 11.625         $  8.625
June 30, 1998                 11.250            8.625
September 30, 1998             9.438            6.688
December 31, 1998              7.750            6.313

     As of March 13, 2000, the Registrant had 11,495,198 Common Shares outstanding and approximately 868 stockholders of record.

     Dividends

     For the years ended December 31, 1999 and 1998, Maritrans Inc. paid the following cash dividends to stockholders:


  PAYMENTS IN 1999:       PER SHARE
  -----------------       ---------
  March 10, 1999            $ .10
  June 9, 1999              $ .10
  September 8, 1999         $ .10
  December 8, 1999          $ .10
                            -----
   Total                    $ .40
                            =====

  PAYMENTS IN 1998:       PER SHARE
  -----------------       ---------
  March 11, 1998            $ .09
  June 11, 1998             $ .09
  September 9, 1998         $ .09
  December 9, 1998          $ .10
                            -----
   Total                    $ .37
                            =====

     The dividend policy is determined at the discretion of the Board of Directors of Maritrans Inc. While dividends have been made quarterly in each of the two last years, there can be no assurance that the dividend will continue.

Item 6. SELECTED FINANCIAL DATA

                                                                       MARITRANS INC.
                                          -------------------------------------------------------------------------
                                                                  JANUARY 1 TO DECEMBER 31,
                                               1999           1998           1997           1996           1995
                                               ----           ----           ----           ----           ----
                                                              ($000, except per share amounts)
CONSOLIDATED INCOME STATEMENT DATA:
Revenues ...............................    $ 151,667      $ 151,839      $ 135,781      $ 126,994      $ 124,527
Operating income before depreciation
 and amortization ......................       28,092         30,407         38,339         30,249         30,738
Depreciation and amortization ..........       20,279         19,578         16,943         16,565         16,214
Operating income .......................        7,813         10,829         21,396         13,684         14,524
Interest expense, net ..................        6,778          6,945          7,565          9,494          9,454
Income before income taxes..............       21,151          4,986         18,157          8,379          8,120
Provision for income taxes .............        9,095          1,870          6,696          3,130          3,139
Net income .............................       12,056          3,116         11,461          5,249          4,981
Basic earnings per share ...............    $    1.03      $    0.26      $   0.95       $   0.44       $    0.41
Diluted earnings per share .............    $    1.02      $    0.26      $   0.94       $   0.44       $    0.41
Cash dividends per share ...............    $    0.40      $    0.37      $   0.315      $   0.275      $    0.11

CONSOLIDATED BALANCE SHEET DATA (at period end):
Total assets ...........................    $ 251,021      $ 254,906      $ 251,023      $ 235,221      $ 251,961
Long-term debt .........................       75,861         83,400         75,365         79,123        104,337
Stockholders' equity ...................       94,697         89,815         90,795         82,594         79,875

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the consolidated financial condition and results of operations of Maritrans Inc. (the "Company"), and, together with its subsidiaries and its predecessor, Maritrans Partners L.P. (the "Partnership"), herein called "Maritrans" or the "Company."

     Some of the statements under "Business," "Properties," "Legal Proceedings," "Market for Registrant's Common Stock and Related Stockholder Matters" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K (this "10-K") constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements made with respect to present or anticipated utilization, future revenues and customer relationships, capital expenditures, future financings, and other statements regarding matters that are not historical facts, and involve predictions. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, growth, performance, earnings per share or achievements to be materially different from any future results, levels of activity, growth, performance, earnings per share or achievements expressed in or implied by such forward-looking statements.

     The forward-looking statements included in this 10-K relate to future events or the Company's future financial performance. In some cases, the reader can identify forward-looking statements by terminology such as "may," "should," "believe," "future," "potential," "estimate," "offer," "opportunity," "quality," "growth," "expect," "intend," "plan," "focus," "through," "strategy," "provide," "meet," "allow," "represent," "commitment," "create," "implement," "result," "seek," "increase," "establish," "work," "perform," "make," "continue," "can," "will," "include," or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on the Company's current plans or assessments that are believed to be reasonable as of the date of this 10-K. Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecast, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the factors outlined in this 10-K and general financial, economic, environmental and regulatory conditions affecting the oil and marine transportation industry in general. Given such uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. These factors may cause the Company's actual results to differ materially from any forward-looking statement.

     Although the Company believes that the expectations in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, growth, earnings per share or achievements. However, neither the Company nor any other person assumes responsibility for the accuracy and completeness of such statements. The Company is under no duty to update any of the forward-looking statements after the date of this 10-K to conform such statements to actual results.

Overview

     Maritrans serves the petroleum and petroleum product distribution industry by using oil tankers, tank barges and tugboats to provide marine transportation services primarily along the East and Gulf Coasts of the United States. Between 1995 and 1999, Maritrans has transported at least 218 million barrels annually. The high was 262 million barrels in 1998, and the low was 218 million barrels in 1996. Many factors affect the number of barrels transported and will affect future results for Maritrans. Such factors include Maritrans' vessel and fleet size and average trip lengths, the continuation of federal law restricting United States point-to-point maritime shipping to U.S. vessels (the Jones Act), domestic oil consumption, environmental laws and regulations, oil companies' operating and sourcing decisions, competition, labor and training costs and liability insurance costs. Overall U.S. oil consumption during 1995-1999 fluctuated between 17.7 million and 19.8 million barrels a day.

     In 1999, the Company made several strategic moves in order to focus on those markets where it believes it possesses a long-term competitive advantage and which should provide additional opportunities. As a result, the Company sold two small tug and barge units, which were working in Puerto Rico, two petroleum storage terminals in Philadelphia, PA and Salisbury, MD, and twenty-seven vessels working primarily in the Northeastern United States. Prior to their sales, the sold vessels had transported approximately 69 million barrels in 1999 and had represented approximately 23 percent of 1999 revenues. In 1998, Maritrans successfully rebuilt one of its existing, single-hulled, 175,000 barrel barges with a double-hull design configuration, which complies with the provisions of the Oil Pollution Act of 1990 ("OPA"). Prefabrication has already commenced on a second single-hull barge, the OCEAN 244 that is scheduled to be in the shipyard in the spring and summer of 2000. The Company intends to apply the same methodology to up to seven more of its existing large, oceangoing, single-hull barges. The timing of the rebuilds will be determined by a number of factors, including market conditions, shipyard pricing and availability, customer requirements and OPA retirement dates for the vessels. The OPA retirement dates fall between 2005 and 2010. Each of the Company's superbarges represent approximately 5 to 7 percent of the total fleet capacity, which will be removed from revenue generating service during the rebuilding of that vessel.

Legislation

     The enactment of OPA significantly increased the liability exposure of marine transporters of petroleum in the event of an oil spill. In addition, several states in which Maritrans operates have enacted legislation increasing the liability for oil spills in their waters. Maritrans currently maintains oil pollution liability insurance of up to one billion dollars per occurrence on each of its vessels. There can be no assurance that such insurance will be adequate to cover potential liabilities in the event of a catastrophic spill, that additional premium costs will be recoverable through increased vessel charter rates, or that such insurance will continue to be available in satisfactory amounts.

     OPA has increased other operating costs as Maritrans has taken steps to minimize the risk of spills. Among such costs are those for additional training, safety and contingency programs; these expenses have not yet been, and may never be, fully recovered through increased vessel charter rates. Additionally, management believes that the legislation has reduced the total volume of waterborne petroleum transportation because shippers of petroleum have tried to limit their exposure to OPA liability. OPA has had a material adverse effect on Maritrans' operations, financial performance and expectations.

     OPA is expected to continue having negative effects on the entire U.S. oil and marine petroleum transportation industry, including Maritrans. These negative effects include: (i) increased capital expenditures to cover the cost of mandated double-hulled vessels, (ii) continued increased maintenance, training, insurance and other operating costs, (iii) increased liability and exposure to civil penalties and (iv) decreased operating revenues as a result of further reductions in volumes transported on vessels. These effects could adversely affect Maritrans' financial condition, profitability and liquidity.

     OPA requires all newly constructed petroleum tank vessels engaged in marine transportation of oil and petroleum products in the U.S. to be double-hulled and gradually phases out the operation of single-hulled tank vessels, based on size and age, operating in U.S. waters, including most of Maritrans' existing barges. Five of Maritrans' large oceangoing, single-hulled barges will be affected on January 1, 2005. Currently three of Maritrans' barges and two tankers are equipped with double-hulls meeting OPA's requirements. Maritrans' has initiated a program to rebuild its single-hull tank barges to comply with OPA. This rebuilding relies upon a process of computer assisted design and prefabrication, for which Maritrans has applied for a patent. The first rebuilt barge, the MARITRANS 192, was completed and entered service in November 1998. Work has already commenced on a second single-hull barge, the OCEAN 244. The cost of rebuilding single-hull barges is approximately $55-75 per barrel compared to estimated costs of approximately $125-175 per barrel for construction of a completely new double-hull barge. The total cost of rebuilding the Company's entire single-hull fleet is expected to exceed $150 million.


Results of Operations

 Year Ended December 31, 1999 Compared With Year Ended December 31, 1998

     Revenues for 1999 of $151.7 million were flat compared to $151.8 million in 1998. Barrels of cargo transported in 1999 decreased from 261.6 million in 1998 to 249.1 million in 1999. Although barrels decreased, overall vessel utilization, including changes in the structure of the fleet, increased from
78.7 percent in 1998 to 81.8 percent in 1999. Revenue increased as a result of the 260,000-barrel oil tanker which went into operation late in 1998. The current year results reflect the first complete year of operations for that tanker. Additionally, positively affecting revenues were a high level of contract business and a temporary increase in demand due to West Coast refinery disruptions. Offsetting this increase was the sale of a significant number of vessels and terminals during 1999. The Company sold five vessels in the first quarter of 1999 and sold the petroleum storage terminals in September 1999, all of which were operating in 1998. In December 1999, the Company completed the sale of twenty-six vessels most of which had worked in the Northeast United States. Since this transaction occurred late in the year, revenue was affected only in December. This transaction represented approximately twenty-five percent of the Company's cargo carrying capacity. Compared to 1998, utilization improved as the MARITRANS 192 returned to service after being rebuilt with a new internal double-hull. Utilization of the remaining fleet, after vessel divestitures, was 87.8 percent in 1999 compared to 78.5 percent in 1998.

     Total costs and operating expenses were $143.9 million in 1999 compared to $141.0 million in 1998, an increase of $2.9 million or 2.1 percent. This increase was due to the addition to the fleet of the 260,000-barrel oil tanker late in 1998, costs associated with turnover of qualified seagoing personnel and crew costs associated with vessels returning to service in 1999, which had been in the shipyard during related periods in 1998. Additionally, the Company recorded a severance charge of $0.9 million, in the third quarter of 1999, for the impact of Company's reduction of shoreside staff, which was announced in September 1999. These increases were offset by a reduction in operating costs as a result of the disposition of vessels and terminals discussed in revenue above.

     Operating income decreased as a result of the aforementioned changes in revenue and expenses.

     Other income increased from $1.1 million in 1998 to $20.1 million in 1999. This increase includes a gain of $18.5 million on the disposition of vessels and the petroleum storage terminals in 1999. The vessel sales consisted of seventeen barges and fourteen tugboats. The tug and barge units were predominantly working in the Northeastern United States and Puerto Rico.

     The Company's effective income tax rate increased from 38% in 1998 to 43% in 1999. The increase in the effective tax rate is due primarily to the impact of state taxes on certain asset sales in 1999.

     Net income for the twelve months ended December 31, 1999, increased to $12.1 million from $3.1 million for the twelve months ended December 31, 1998, due primarily to the gain on the sale of assets.

 Year Ended December 31, 1998 Compared With Year Ended December 31, 1997

     Revenue for 1998 totaled $151.8 million compared with $135.8 million in 1997, an increase of $16.0 million or 11.8 percent. Barrels of cargo transported increased by 20.3 million, from 241.3 million to 261.6 million or 8.4 percent. Revenue and volumes in 1998 were positively impacted by the addition of three tankers and two tug/barge units in late 1997 and one tanker in 1998. Utilization, as measured by revenue days divided by calendar days available, totaled 79.9 percent for 1998 compared to 82.2 percent in 1997. Utilization for the fleet, excluding new vessels, decreased to 78.7 percent. The fleet utilization has been impacted by a heavier than normal out of service time due to scheduled maintenance and the MARITRANS 192 double-hull rebuild project. Additionally, the fleet utilization was impacted by higher than normal weather delays in both the Gulf of Mexico and Northeastern United States, two of the Company's largest markets. Management expects market conditions to continue to be very competitive as Maritrans' competitors are introducing new tonnage into the market. Revenues from sources other than marine transportation decreased to 2.5 percent of total revenues in 1998 compared to 3.0 percent in 1997.

     Costs and operating expenses of $141.0 million increased by $26.6 million or 23.3 percent from $114.4 million in 1997. This increase was due largely to the full year's operating costs of three tankers and two tug/barges units acquired late in 1997 and the stub period operating costs of the tanker purchased in August 1998. Additionally, the Company had to charter in outside tonnage, due to an extensive maintenance schedule during the year and the MARITRANS 192 double-hull rebuild project, to cover contract commitments to customers. The Company's oil tankers have a higher operating cost, measured per barrel of capacity, than its tug/barge units, due primarily to their larger crew complements and higher ongoing maintenance expenses. Expenses, excluding the new vessels, decreased reflecting lower utilization due to maintenance, heavier weather delays and fuel price savings. General and administrative expenses increased reflecting higher staffing levels, shoreside travel and shoreside training.

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

     Net income for the twelve months ended December 31, 1998, decreased to $3.1 million from $11.5 million for the twelve months ended December 31, 1997, due to the aforementioned changes in revenue and expenses.


Liquidity and Capital Resources

     In 1999, funds provided by operating activities were sufficient to meet debt service obligations and loan agreements restrictions, to make capital acquisitions and improvements and to allow Maritrans Inc. to pay a dividend in each quarter of the year. While dividends have been made quarterly in each of the two last years, there can be no assurances that the dividend will continue. The ratio of total debt to capitalization is .47:1 at December 31, 1999, compared to .51:1 at December 31, 1998.

     The indenture governing the Operating Partnership's long-term debt permits cash distributions by Maritrans Operating Partners L.P. to Maritrans Inc., so long as no default exists under the indenture and provided that such distributions do not exceed contractually prescribed amounts.

     Management believes that in 2000, funds provided by operating activities, augmented by financing transactions and investing activities, will be sufficient to finance operations, anticipated capital expenditures, lease payments and required debt repayments.

     On February 9, 1999, the Board of Directors authorized a share buyback program for the acquisition of up to one million shares of the Company's common stock. This amount represents approximately 8 percent of the 12.1 million shares outstanding at the beginning of the program. As of December 31, 1999, 614,400 shares had been purchased under the plan and financed by internally generated funds. In February 2000, the Board of Directors authorized the acquisition of an additional one million shares in the program. The Company intends to hold the majority of the shares as treasury stock, although some shares will be used for employee compensation plans and others may be used for acquisition currency and/or other corporate purposes. Subsequent to December 31, 1999, and through March 13, 2000, the Company has purchased 205,000 shares of its common stock at a total cost of $1,127,000 under the program.

     On July 30, 1999, the Company awarded a contract to rebuild a second large single-hull barge, the OCEAN 244, to a double-hull configuration which will have a total cost of approximately $12 million. As of December 31, 1999, the Company has advanced $4.0 million on this project to the shipyard contractor for prefabrication and other design work. The vessel is scheduled to enter the shipyard in the second quarter of 2000. The Company expects to finance this project from internally generated funds.

     In August 1999, the Company entered into an agreement to purchase the MV PORT EVERGLADES, a tugboat. The Company paid $2.5 million of cash at the closing and entered into a note of $4.9 million payable to the previous owner. The note has no stated interest rate, therefore the Company recorded the note at the present value of the cash payments. The note is secured by a Mellon Bank N.A. Letter of Credit.

     As part of the focus on positioning the Company for additional opportunities, in September 1999 the Company announced its intent to move its corporate headquarters from Philadelphia, PA to Tampa, FL. The Company believes the move will be completed by the summer of 2000. A fleet center will be maintained in the Philadelphia area. No significant relocation costs were incurred in 1999.

     In September 1999, the Company announced a significant reduction of its shoreside staff. The Company accrued $0.9 million of severance costs in the third quarter of this year for the cash benefits to be paid to the employees who have been terminated. At December 31, 1999, $0.3 million of severance costs had been paid to the terminated employees. The remaining accrual of $0.6 million will be paid during the first two quarters of 2000.

     In September 1999, the Company sold its petroleum storage terminal operations to ST Services. The terminals are located in Philadelphia, PA and Salisbury, MD. The proceeds of the sale totaled $10 million, of which $3.6 million was used to payoff the outstanding mortgage on the Philadelphia terminal.

     In December 1999, the Company sold twenty-six vessels that worked in the Northeastern U.S. coastal waters, in separate transactions to Vane Line Bunkering Inc. and K-Sea Transportation LLC. The sale was a result of the Company's strategic moves previously discussed. The transactions, which included fifteen barges and eleven tugboats, represented a divestiture of approximately twenty-five percent of the Company's cargo-carrying capacity. The combined sale price of the two transactions was $48 million. The Company received proceeds of $39 million in cash and $8.5 million in notes. Due to uncertainties regarding collectibility of the notes received, the Company recorded a reserve of $4.5 million. The remaining $0.5 million of the sales price will be received by the Company upon certain conditions being met as defined in one of the sales agreements; accordingly, the $0.5 million will be included in net income if the conditions are met and the amounts are earned. In 1999, the Company negotiated a waiver and amendment to the indenture and mortgage securing substantially all of the vessels sold. The proceeds from the sale are required to be deposited with the trustee, Wilmington Trust Company, and may be withdrawn to fund repairs and improvements on mortgaged vessels, including double-hull rebuilding, to make debt repayments and to pay income taxes resulting from the vessel transactions.

     Taxes of approximately $6.0 million will be paid by the Company as a result of the aforementioned activity in 1999.

     In addition, in December 1999, the Company purchased two tugboats, the Enterprise and the Intrepid, which had previously been operated by the Company under operating leases. The purchase price of the vessels was $5.7 million in the form of a note payable to the previous owner.

Debt Obligations and Borrowing Facility

     At December 31, 1999, the Company had $83.6 million in total outstanding debt, secured by mortgages on most of the fixed assets of the Company. The current portion of this debt at December 31, 1999, was $7.8 million.

     The Company has a $10 million working capital facility, secured by its receivables and inventories. At December 31, 1999, there was no balance outstanding, although the Company utilizes this facility from time to time for working capital and other business needs.

     In 1997, Maritrans entered into a multi-year revolving credit facility for amounts up to $33 million with Mellon Bank, N.A. This facility is collateralized by mortgages on the tankers. Subsequent to year-end, this facility was extended to October 30, 2002. At December 31, 1999, the balance of borrowings outstanding was $22 million.

     The Company entered into an agreement with Coastal Tug and Barge Inc. in August 1999 to purchase the MV PORT EVERGLADES. The outstanding debt on this transaction at December 31, 1999, is $3.9 million payable to Coastal Tug and Barge Inc. and is secured by a Mellon Bank N.A. Letter of Credit.

     In December 1999, the Company entered into an agreement with General Electric Capital Corporation to purchase two tugboats, the Enterprise and the Intrepid. The vessels had previously been operated by the Company under operating leases. The outstanding debt on this purchase at December 31, 1999, was $5.7 million payable to General Electric Capital Corporation.

     The mortgage on the Philadelphia terminal, which was held by Mellon Bank N.A., had an outstanding balance of $3.6 million at the time of sale. This debt was paid off with proceeds of the sale.


Impact of Year 2000

     Prior to December 31, 1999, the Company completed an assessment of its computing systems, commercial off-the-shelf systems, and embedded systems, had developed new software programs, and replaced commercial systems to take advantage of newer technologies. As a result of this initiative, the Company's operating systems, critical embedded systems and commercial off-the-shelf systems were Year 2000 compliant. The Company did not experience any significant problems with its internal systems nor with its key service providers and customers during the change to the Year 2000. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.


Market Risk

     The principal market risk to which the Company is exposed is a change in interest rates on debt instruments. The Company manages its exposure to changes in interest rate fluctuations by optimizing the use of fixed and variable rate debt. The information below summarizes the Company's market risks associated with debt obligations and should be read in conjunction with Note 11 of the Consolidated Financial Statements.

     The table below presents principal cash flows and the related interest rates by year of maturity. Fixed interest rates disclosed represent the actual rate as of the period end. Variable interest rates disclosed fluctuate with the LIBOR and federal fund rates and represent the weighted average rate at December 31, 1999.

EXPECTED YEARS OF MATURITY

(Dollars in $000's)

                                 2000        2001        2002         2003        2004      Thereafter     Total
                                 ----        ----        ----         ----        ----      ----------     -----
Long-term debt, including
 current portion:
Fixed rate                      7,177       7,222        7,271       7,322       7,377        19,576      55,945
Average interest rate (%)        9.06        9.06         9.06        9.06        9.06          9.06
Variable rate                     596         650       22,650         650         650         2,493      27,689
Average interest rate (%)        7.18        7.18         7.18        7.18        7.18          7.18

Item 7a. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     See discussion on page 15 included in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 8. FINANCIAL STATEMENTS & SUPPLEMENTAL DATA

                        Report of Independent Auditors

Stockholders and Board of Directors
Maritrans Inc.

We have audited the accompanying consolidated balance sheets of Maritrans Inc. as of December 31, 1999 and 1998, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the management of Maritrans Inc. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maritrans Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                          /s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
January 28, 2000

                                MARITRANS INC.
                          CONSOLIDATED BALANCE SHEETS
                                    ($000)

                                                                               December 31,
                                                                        --------------------------
                                                                            1999          1998
                                                                            ----          ----
ASSETS
Current assets:
 Cash and cash equivalents ..........................................    $ 13,232       $  1,214
 Cash and cash equivalents - restricted .............................      21,000             --
 Trade accounts receivable (net of allowance for doubtful accounts of
   $1,393 and $1,387, respectively ..................................      14,676         18,030
 Other accounts receivable ..........................................       5,782          9,434
 Inventories ........................................................       3,355          4,656
 Deferred income tax benefit ........................................       4,013          4,627
 Prepaid expenses ...................................................       3,101          3,479
                                                                         --------       --------
      Total current assets ..........................................      65,159         41,440
Vessels and equipment ...............................................     278,471        358,197
   Less accumulated depreciation ....................................     119,013        151,506
                                                                         --------       --------
      Net vessels and equipment .....................................     159,458        206,691
Note receivable (net of allowance of $4,500 in 1999) ................       3,692             --
Other (including $18 million cash and cash equivalents -- restricted
 in 1999) ...........................................................      22,712          6,775
                                                                         --------       --------
      Total assets ..................................................    $251,021       $254,906
                                                                         ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Debt due within one year .........................................       7,773         11,873
   Trade accounts payable ...........................................       1,686          1,856
   Accrued interest .................................................       1,203          1,351
   Accrued shipyard costs ...........................................       6,961          7,799
   Accrued wages and benefits .......................................       2,727          3,559
   Accrued income taxes .............................................       2,421          1,540
   Other accrued liabilities ........................................       7,230          6,054
                                                                         --------       --------
      Total current liabilities .....................................      30,001         34,032
Long-term debt ......................................................      75,861         83,400
Deferred shipyard costs .............................................      10,442         11,698
Other liabilities ...................................................       4,095          5,107
Deferred income taxes ...............................................      35,925         30,854
Stockholders' equity:
 Preferred stock, $.01 par value, authorized 5,000,000 shares; none
   issued ...........................................................          --             --
 Common stock, $.01 par value, authorized 30,000,000 shares; issued:
   1999 -- 13,186,065 shares; 1998 -- 13,116,862 shares .............         132            131
 Capital in excess of par value .....................................      78,279         77,858
 Retained earnings ..................................................      25,945         18,691
 Unearned compensation ..............................................      (1,172)        (1,166)
 Less: Cost of shares held in treasury: 1999 -- 1,483,175 shares;
   1998 -- 972,256 shares ...........................................      (8,487)        (5,699)
                                                                         --------       --------
      Total stockholders' equity ....................................      94,697         89,815
                                                                         --------       --------
      Total liabilities and stockholders' equity ....................    $251,021       $254,906
                                                                         ========       ========

                            See accompanying notes.

                                MARITRANS INC.
                       CONSOLIDATED STATEMENTS OF INCOME


                       ($000, except per share amounts)

                                                                 For the year ended December 31,
                                                             ---------------------------------------
                                                                 1999          1998          1997
                                                                 ----          ----          ----
Revenues .................................................    $151,667      $151,839      $135,781
Costs and expenses:
 Operation expense .......................................      86,049        86,616        69,290
 Maintenance expense .....................................      28,213        26,148        19,699
 General and administrative ..............................       9,313         8,668         8,453
 Depreciation and amortization ...........................      20,279        19,578        16,943
                                                              --------      --------      --------
                                                               143,854       141,010       114,385
                                                              --------      --------      --------
Operating income .........................................       7,813        10,829        21,396
Interest expense (net of capitalized interest of $73, $417
 and $0, respectively)....................................      (6,778)       (6,945)       (7,565)
Other income, net ........................................      20,116         1,102         4,326
                                                              --------      --------      --------
Income before income taxes ...............................      21,151         4,986        18,157
Income tax provision .....................................       9,095         1,870         6,696
                                                              --------      --------      --------
Net income ...............................................    $ 12,056      $  3,116      $ 11,461
                                                              --------      --------      --------
Basic earnings per share .................................    $   1.03      $   0.26      $   0.95
Diluted earnings per share ...............................    $   1.02      $   0.26      $   0.94

                            See accompanying notes.

                                MARITRANS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                    ($000)

                                                                                 For the year ended December 31,
                                                                            -----------------------------------------
                                                                                1999           1998          1997
                                                                                ----           ----          ----
Cash flows from operating activities:
Net income ..............................................................    $  12,056      $   3,116     $  11,461
Adjustments to reconcile net income to net cash provided by (used in)
 operating activities:
 Depreciation and amortization ..........................................       20,279         19,578        16,943
 Deferred income taxes ..................................................        5,685            733         1,729
 Stock compensation .....................................................        1,030            378           381
 Changes in receivables, inventories and prepaid expenses ...............        7,488         (4,756)         (753)
 Changes in current liabilities, other than debt ........................           34         (4,971)        3,387
 Non-current changes, net ...............................................        1,939         (2,687)        3,125
 (Gain) loss on sale of assets ..........................................      (18,937)            --        (2,049)
                                                                             ---------      ---------     ---------
Total adjustments to net income .........................................       17,518          8,275        22,763
                                                                             ---------      ---------     ---------
 Net cash provided by operating activities ..............................       29,574         11,391        34,224
Cash flows from investing activities:
 Proceeds from sale of marine vessels, terminals and equipment ..........       60,136             --         5,066
 Purchase of cash and cash equivalents -- restricted, resulting from
   the sale of vessels, terminals and equipment .........................      (39,000)            --            --
 Insurance proceeds from dock settlement ................................           --          1,025            --
 Purchase of marine vessels and equipment ...............................       (9,000)       (30,190)      (51,298)
                                                                             ---------      ---------     ---------
   Net cash provided by (used in) investing activities ..................       12,136        (29,165)      (46,232)
Cash flows from financing activities:
 Payment of long-term debt ..............................................      (10,916)       (16,423)      (10,213)
 New borrowings under credit facilities .................................       14,909         43,863        12,000
 Repayments of borrowings under credit facility .........................      (25,481)       (17,290)       (6,000)
 Proceeds from stock option exercises ...................................           --             --           143
 Purchase of treasury stock .............................................       (3,402)            --            --
 Dividends declared and paid ............................................       (4,802)        (4,474)       (3,784)
                                                                             ---------      ---------     ---------
   Net cash provided by (used in) financing activities ..................      (29,692)         5,676        (7,854)
Net increase (decrease) in cash and cash equivalents ....................       12,018        (12,098)      (19,862)
Cash and cash equivalents at beginning of year ..........................        1,214         13,312        33,174
                                                                             ---------      ---------     ---------
Cash and cash equivalents at end of year ................................    $  13,232      $   1,214     $  13,312
                                                                             =========      =========     =========
Supplemental Disclosure of Cash Flow Information:
Interest paid ...........................................................    $   6,914      $   7,574     $   7,661
Income taxes paid .......................................................    $   1,750      $   1,600     $   4,500
Non-cash activitities:
 Purchase of vessels financed with issuance of long-term debt ...........    $   9,850            --            --
 Note receivable from sale of vessels, net of reserve of $4,500 .........    $   4,000             --            --


                            See accompanying notes.

                                MARITRANS INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         ($000, except share amounts)

                                        Outstanding      Common     Capital in
                                         shares of    Stock, $.01   excess of    Retained    Treasury       Unearned
                                       Common Stock    Par Value    Par Value    Earnings      Stock      Compensation      Total
                                      -------------- ------------- -----------  ---------- ------------  --------------  ----------
Balance at December 31, 1996 ........   11,959,912        $128       $75,874     $ 12,372    $ (5,067)      $  (713)      $ 82,594
Net income ..........................                                              11,461                                   11,461
Cash dividends ($0.315 per share of
 Common Stock) ......................                                              (3,784)                                  (3,784)
Stock incentives ....................       95,349           2         1,007           --        (366)         (119)           524
                                        ----------        ----       -------     --------    --------       -------       --------
Balance at December 31, 1997 ........   12,055,261         130        76,881       20,049      (5,433)         (832)        90,795
                                        ----------        ----       -------     --------    --------       -------       --------
Net income ..........................                                               3,116                                    3,116
Cash dividends ($0.37 per share of
 Common Stock) ......................                                              (4,474)                                  (4,474)
Stock incentives ....................       89,345           1           977           --        (266)         (334)           378
                                        ----------        ----       -------     --------    --------       -------       --------
Balance at December 31, 1998 ........   12,144,606         131        77,858       18,691      (5,699)       (1,166)        89,815
Net income ..........................                                              12,056                                   12,056
Cash dividends ($0.40 per share of
 Common Stock) ......................                                              (4,802)                                  (4,802)
Purchase of treasury shares .........     (614,400)                                            (3,402)                      (3,402)
Stock incentives ....................      172,684           1           421           --         614            (6)         1,030
                                        ----------        ----       -------     --------    --------       --------      --------
Balance at December 31, 1999 ........   11,702,890        $132       $78,279     $ 25,945    $ (8,487)      $(1,172)      $ 94,697
                                        ==========        ====       =======     ========    ========       ========      ========

                            See accompanying notes.

                           NOTES TO THE CONSOLIDATED

                              FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies

 Organization

     Maritrans Inc. owns Maritrans Operating Partners L.P. (the "Operating Partnership"), Maritrans General Partner Inc., Maritrans Tankers Inc., Maritrans Barge Co., Maritrans Holdings Inc. and other Maritrans entities (collectively, the "Company"). These subsidiaries, directly and indirectly, own and operate oil tankers, tugboats, and oceangoing petroleum tank barges principally used in the transportation of oil and related products along the Gulf and Atlantic Coasts.

     The Company primarily operates in the Gulf of Mexico and along the coastal waters of the Northeastern United States, particularly the Delaware Bay. The nature of services provided, the customer base, the regulatory environment and the economic characteristics of the Company's operations are similar, and the Company moves its revenue-producing assets among its operating locations as business and customer factors dictate. Maritrans believes that aggregation of the entire marine transportation business provides the most meaningful disclosure.

 Principles of Consolidation

     The consolidated financial statements include the accounts of Maritrans Inc. and subsidiaries, all of which are wholly owned. All significant intercompany transactions and accounts have been eliminated in consolidation.

 Reclassifications

     Certain amounts in the prior year financial statements have been reclassified to conform to their current year presentation.

 Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Vessels and Equipment

     Vessels and equipment, which are carried at cost, are depreciated using the straight-line method. Vessels are depreciated over a period of up to 30 years. Certain electronic equipment is depreciated over periods of 7 to 10 years. Other equipment is depreciated over periods ranging from 2 to 20 years. Gains or losses on dispositions of fixed assets are included in other income in the accompanying consolidated statements of income. The Oil Pollution Act of 1990 requires all newly constructed petroleum tank vessels engaged in marine transportation of oil and petroleum products in the U.S. to be double-hulled and gradually phases out the operation of single-hulled tank vessels based on size and age. The Company has announced a construction program to rebuild its single-hulled barges with double hulls over the next several years. By January 1, 2005, five of the Company's large oceangoing, single-hulled vessels will be at their legislatively determined retirement date if they are not rebuilt by that time.

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

 Inventories

     Inventories, consisting of materials, supplies and fuel are carried at cost, which does not exceed net realizable value.

                           NOTES TO THE CONSOLIDATED

1. Organization and Significant Accounting Policies  -- (Continued)

 Income Taxes

     Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

 Revenue Recognition

     Revenue is recognized when services are performed.

 Significant Customers

     During 1999, the Company derived revenues aggregating 52 percent of total revenues from three customers, each one representing more than 10 percent of revenues. In 1998, revenues from three customers aggregated 52 percent of total revenues and in 1997, revenues from three customers aggregated 50 percent of total revenues. The Company does not necessarily derive 10 percent or more of its total revenues from the same group of customers each year. In 1999, approximately 85 percent of the Company's total revenue was generated by ten customers. Credit is extended to various companies in the petroleum industry in the normal course of business and the Company generally does not require collateral. This concentration of credit risk within this industry may be affected by changes in economic or other conditions and may, accordingly, affect the overall credit risk of the Company.

 Related Party Transactions

     The Company obtained protection and indemnity insurance coverage from a mutual insurance association, whose chairman is also the chairman of Maritrans Inc. The related insurance expense was $2,680,000, $2,577,000 and $2,536,000 for the years ended December 31, 1999, 1998 and 1997, respectively. In 1999, 1998 and 1997, the Company paid amounts for legal services to a law firm, a partner of which serves on the Company's Board of Directors. In 1998 and 1997 the Company also paid the law firm for the lease of office space. No amounts were paid for the lease of office space in 1999. A summary of payments to the law firm is as follows:

                                        1999     1998      1997
                                        ----     ----      ----
                                                ($000)
     Lease of office space .........    $ --     $114     $228
     Legal services ................     207      120      232
                                        ----     ----     ----
     Total .........................    $207     $234     $460
                                        ====     ====     ====
2. Sales of Assets

     In March 1999, the Company sold five vessels that were no longer deemed core to the Company's operations. The vessels consisted of two tug and barge units that were working in Puerto Rico and a tugboat working on the Atlantic Coast. The gain on the sale of these assets was $4.4 million and is included in other income in the consolidated statements of income.

     In September 1999, the Company sold its petroleum storage terminal operations, located in Philadelphia, PA and Salisbury, MD. The proceeds of the sale totaled $10 million, of which $3.6 million was used to pay off the outstanding debt on the Philadelphia terminal. The loss on the sale of these assets was $5.9 million and is included in other income in the consolidated statements of income.

     In December 1999, the Company sold twenty-six vessels, which worked in the Northeastern U.S. coastal waters, in separate transactions to Vane Line Bunkering Inc. and K-Sea Transportation LLC ("Vessel Sale"). The transactions, which included fifteen barges and eleven tugboats, represented a divestiture of approximately twenty-five percent of the Company's cargo-carrying capacity. The combined sale price of the two transactions was $48 million. The Company received proceeds of $39 million in cash and $8.5 million in notes. Due to

                           NOTES TO THE CONSOLIDATED

2. Sales of Assets  -- (Continued)

uncertainties regarding collectibility of the notes received, the Company recorded a reserve of $4.5 million. The remaining $0.5 million of the sales price will be received by the Company upon certain conditions as defined in one of the sales agreements; accordingly, the $0.5 million will be included in net income if the conditions are met and the amounts are earned. The total gain on the Vessel Sale of the assets was $20.0 million, which includes a write-off of goodwill of approximately $1.4 million. The gain on the Vessel Sale is included in other income in the consolidated statements of income.

     The following unaudited pro forma results of operations for the fiscal years ended December 31, 1999, 1998 and 1997 assumes that the sale of vessels and petroleum storage terminal operations were disposed as of the beginning of the period presented and excludes the net gain on the sale of these assets of $10.6 million, net of taxes. No pro forma adjustment has been made for expenses not specifically allocable to the assets sold.

                                                 1999            1998           1997
                                                 ----            ----           ----
                                                  ($000, except per share amounts)
     Revenue ............................     $ 115,053       $ 104,643       $ 91,463
     Net income .........................           924             399          9,666
     Diluted earnings per share .........     $    0.08       $    0.03       $   0.80


3. Corporate Relocation and Downsizing

     In September 1999, the Company announced its intent to relocate the corporate headquarters from Philadelphia, PA to Tampa, FL. At the same time, the Company announced a significant reduction of its shoreside staff. The Company accrued $0.9 million of severance costs in September 1999 for the cash benefits to be paid to the employees who had been terminated. As of December 31, 1999, $0.3 million has been paid.


4. Stock Buyback

     On February 9, 1999, the Board of Directors authorized a share buyback program for the acquisition of up to one million shares of the Company's common stock. This amount represents approximately 8 percent of the 12.1 million shares outstanding at the beginning of the program. As of December 31, 1999, 614,400 shares have been purchased under the plan. The total cost of the shares repurchased during 1999 was approximately $3.4 million.


5. Earnings per Common Share

     The following data show the amounts used in computing basic and diluted earnings per share (EPS):

                                                           1999        1998         1997
                                                           ----        ----         ----
                                                                      ($000)
     Income available to common stockholders used
       in basic EPS .................................    $12,056      $ 3,116     $ 11,461
                                                         =======      =======     ========
     Weighted average number of common shares
       used in basic EPS ............................     11,682       11,929       12,003
     Effect of dilutive securities:
       Stock options and restricted shares. .........        126          258          177
                                                         -------      -------     --------
     Weighted number of common shares and
       dilutive potential common stock used in
       diluted EPS ..................................     11,808       12,187       12,180
                                                         =======      =======     ========


                           NOTES TO THE CONSOLIDATED

6. Shareholder Rights Plan

     In 1993, Maritrans Inc. adopted a Shareholder Rights Plan (the "Plan") in connection with the conversion from partnership to corporate form. Under the Plan, each share of Common Stock has attached thereto a Right (a "Right") which entitles the registered holder to purchase from the Company one one-hundredth of a share (a "Preferred Share Fraction") of Series A Junior Participating Preferred Shares, par value $.01 per share, of the Company ("Preferred Shares"), or a combination of securities and assets of equivalent value, at a Purchase Price of $40, subject to adjustment. Each Preferred Share Fraction carries voting and dividend rights that are intended to produce the equivalent of one share of Common Stock. The Rights are not exercisable for a Preferred Share Fraction until the earlier of (each, a "Distribution Date") (i) 10 days following a public announcement that a person or group has acquired, or obtained the right to acquire, beneficial ownership of 20 percent or more of the outstanding shares of Common Stock or (ii) the close of business on a date fixed by the Board of Directors following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 20 percent or more of the outstanding shares of Common Stock.

     The Rights may be exercised for Common Stock if a "Flip-in" or "Flip-over" event occurs. If a "Flip-in" event occurs and the Distribution Date has passed, the holder of each Right, with the exception of the acquirer, is entitled to purchase $40 worth of Common Stock for $20. The Rights will no longer be exercisable into Preferred Shares at that time. "Flip-in" events are events relating to 20 percent stockholders, including without limitation, a person or group acquiring 20 percent or more of the Common Stock, other than in a tender offer that, in the view of the Board of Directors, provides fair value to all of the Company's shareholders. If a "Flip-over" event occurs, the holder of each Right is entitled to purchase $40 worth of the acquirer's stock for $20. A "Flip-over" event occurs if the Company is acquired or merged and no outstanding shares remain or if 50 percent of the Company's assets or earning power is sold or transferred. The Plan prohibits the Company from entering into this sort of transaction unless the acquirer agrees to comply with the "Flip-over" provisions of the Plan.

     The Rights can be redeemed by the Company for $.01 per Right until up to ten days after the public announcement that someone has acquired 20 percent or more of the Company's Common Stock (unless the redemption period is extended by the Board in its discretion). If the Rights are not redeemed or substituted by the Company, they will expire on August 1, 2002.


7. Cash and Cash Equivalents

     Cash and cash equivalents at December 31, 1999 and 1998 consisted of cash and commercial paper, the carrying value of which approximates fair value. For purposes of the consolidated financial statements, short-term highly liquid debt instruments with original maturities of three months or less are considered to be cash equivalents.

     In 1999, the Company negotiated a waiver and amendment to the indenture and mortgage securing substantially all of the vessels sold. The proceeds from the sale of vessels are required to be deposited with the trustee, Wilmington Trust Company, and may be withdrawn to fund repairs and improvements on mortgaged vessels, including double-hull rebuilding, to make debt repayments and to pay income taxes resulting from the vessel transactions. At December 31, 1999, deposits held by the trustee are $39 million. Of this amount, $21 million has been classified as restricted cash and is included in current assets, as this amount will be used in current operations. The remaining balance of $18 million is included in other assets on the Company's consolidated balance sheet.

8. Stock Incentive Plans

     The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and Related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FAS Statement No. 123, Accounting for Stock-Based Compensation, requires the use of option valuation models that were not developed for use in valuing employee stock options. The effect of applying

                           NOTES TO THE CONSOLIDATED

8. Stock Incentive Plans  -- (Continued)

Statement No. 123's fair value method to the Company's stock-based awards results in pro forma net income that is not materially different from amounts reported and earnings per share that are the same as the amounts reported. Pro forma results of operations may not be representative of the effects on reported or pro forma results of operations for future years.

     Maritrans Inc. has a stock incentive plan (the "Plan"), whereby non-employee directors, officers and other key employees may be granted stock, stock options and, in certain cases, receive cash under the Plan. Any outstanding options granted under the Plan are exercisable at a price not less than market value of the shares on the date of grant. Amendments were made to the Plan and approved by the stockholders in 1997. The amendments included increasing the aggregate number of shares available for issuance under the Plan from 1,250,000 shares to 1,750,000 shares. Additionally, the amendments provide for the automatic grant of non-qualified stock options to non-employee directors, on a formulaic biannual basis, of options to purchase shares equal to two multiplied by the aggregate number of shares distributed to such non-employee director under the Plan during the preceding calendar year. In 1999, there were 5,663 shares issued to non-employee directors. Compensation expense equal to the fair market value on the date of the grant to the directors is included in general and administrative expense in the consolidated statement of income. During 1999, there were 63,705 shares of restricted stock issued under the Plan. The restrictions lapse over a two year period. The weighted average fair value of the restricted stock issued during 1999 was $6.00. The shares are subject to forfeiture under certain circumstances. Unearned compensation, representing the fair market value of the shares at the date of issuance, is amortized to expense as the restrictions lapse. At December 31, 1999 and 1998, 435,274 and 691,109 remaining shares and options within the Plan were reserved for grant, respectively.

     In May 1999, the Company adopted the Maritrans Inc. 1999 Directors' and Key Employees Equity Compensation Plan (the "99 Plan"), which provides non-employee directors, officers and other key employees with certain rights to acquire common stock and stock options. The aggregate number of shares available for issuance under the 99 Plan is 900,000 and the shares are to be issued from treasury shares. Any outstanding options granted under the Plan are exercisable at a price not less than market value of the shares on the date of grant. In 1999, there were 1,808 shares issued to non-employee directors. Compensation expense equal to the fair market value on the date of the grant to the directors is included in general and administrative expense in the consolidated statement of income.

     During 1999, there were 101,508 shares of restricted stock issued under the 99 Plan. The restrictions lapse over a two year period. The weighted average fair value of the restricted stock issued during 1999 was $6.00. The shares are subject to forfeiture under certain circumstances. Unearned compensation, representing the fair market value of the shares at the date of issuance, is amortized to expense as the restrictions lapse. At December 31, 1999, 416,474 remaining shares and options within the Plan were reserved for grant.

     Compensation expense for all restricted stock was $995,000, $434,000, and $536,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

                           NOTES TO THE CONSOLIDATED

8. Stock Incentive Plans  -- (Continued)

     Information on stock options follows:

                                     Number of                        Weighted Average
                                      Options      Exercise Price      Exercise Price
                                    -----------   ----------------   -----------------
Outstanding at 12/31/96 .........      682,160        $4.000-6.000          $4.79
 Granted ........................       76,939         5.875-7.937           7.33
 Exercised ......................       71,264         4.000-5.625           4.60
 Cancelled or forfeited .........      140,637         5.250-6.250           5.45
 Expired ........................           --                 --              --
                                     ---------        ------------          -----
Outstanding at 12/31/97 .........      547,198         4.000-7.937           5.01
 Granted ........................       66,918         9.000-9.188           9.11
 Exercised ......................           --                 --              --
 Cancelled or forfeited .........       35,991         5.375-6.000           5.78
 Expired ........................       98,489         4.000-5.000           4.35
                                     ---------        ------------          -----
Outstanding at 12/31/98 .........      479,636         4.000-9.188           5.64
                                     ---------        ------------          -----
 Granted ........................      598,169         6.000-6.000           6.00
 Exercised ......................           --                 --              --
 Cancelled or forfeited .........       31,492         6.000-9.188           6.41
 Expired ........................           --                 --              --
                                     ---------        ------------          -----
Outstanding at 12/31/99 .........    1,046,313        $4.000-9.188          $5.82
                                     =========        ============          =====
Exercisable
 December 31, 1997 ..............      362,575         4.000-6.000           4.44
 December 31, 1998 ..............      318,971         4.000-9.125           4.55
 December 31, 1999 ..............      352,474         4.000-9.125           4.78


Outstanding options have an original term of up to ten years, are exercisable in installments over two to four years, and expire beginning in 2002. The weighted average remaining contractual life of the options outstanding at December 31, 1999 is seven years.

9. Income Taxes

     The income tax provision consists of:

                                      1999         1998        1997
                                      ----         ----        ----
                                                  ($000)
     Current:
       Federal ...............       $15,567      $1,011      $4,553
       State .................         1,943         126         414
     Deferred:
       Federal ...............       $(7,583)     $  547      $1,753
       State .................          (832)        186         (24)
                                     -------      ------      ------
                                     $ 9,095      $1,870      $6,696
                                     -------      ------      ------

                           NOTES TO THE CONSOLIDATED

9. Income Taxes  -- (Continued)

     The differences between the federal statutory tax rate in 1999, 1998 and 1997, and the effective tax rates were as follows:

                                                                          1999        1998        1997
                                                                          ----        ----        ----
                                                                                    ($000)
     Statutory federal tax provision ...............................    $7,403      $1,695      $6,355
     State income taxes, net of federal income tax benefit .........       722         206         253
     Non-deductible items (principally goodwill) ...................       602         131          88
     Other .........................................................       368        (162)         --
                                                                        ------      ------      ------
                                                                        $9,095      $1,870      $6,696
                                                                        ======      ======      ======

     Principal items comprising deferred income tax liabilities and assets as of December 31, 1999 and 1998 are:

                                                                     1999         1998
                                                                     ----         ----
                                                                          ($000)
       Deferred tax liabilities:
          Depreciation ........................................    $46,278      $44,220
          Prepaid expenses ....................................      1,662        1,778
                                                                   -------      -------
                                                                    47,940       45,998
                                                                   -------      -------
       Deferred tax assets:
          Reserves and accruals ...............................     16,028       15,888
          Net operating loss and credit carryforwards .........         --        3,883
                                                                   -------      -------
                                                                    16,028       19,771
                                                                   -------      -------
       Net deferred tax liabilities ...........................    $31,912      $26,227
                                                                   =======      =======

10. Retirement Plans

     Most of the shoreside employees participate in a qualified defined benefit retirement plan of Maritrans Inc. Substantially all of the seagoing supervisors who were supervisors in 1984, or who were hired as or promoted into supervisory roles between 1984 and 1998 have pension benefits under the Company's retirement plan for that period of time. Beginning in 1999, the seagoing supervisors retirement benefits are provided through contributions to an industry-wide, multi-employer seaman's pension plan. Upon retirement, those seagoing supervisors will be provided with retirement benefits from the Company's plan for service periods between 1984 and 1998, and from the multi-employer seaman's plan for other covered periods. As a result of the implementation of changes in the retirement plan provider, the Company recognized a curtailment gain during 1999 in the amount of $2.6 million, which is reflected in the net pension cost below. Additionally, the Company modified its plan for those seagoing supervisors who had been originally covered by the District 2 Marine Engineers Beneficial Association and met certain service requirements. As a result of this modification, additional benefits of $1.7 million have been recorded and reflected in the net pension cost below.

     Net periodic pension cost was determined under the projected unit credit actuarial method. Pension benefits are primarily based on years of service and begin to vest after two years. Employees who are members of unions participating in Maritrans' collective bargaining agreements are not eligible to participate in the qualified defined benefit retirement plan of Maritrans Inc.

                           NOTES TO THE CONSOLIDATED

10. Retirement Plans  -- (Continued)

     The following table sets forth changes in the plan's benefit obligation, changes in plan assets and the plan's funded status as of December 31, 1999 and 1998:

                                                                1999            1998
                                                                ----            ----
                                                                      ($000)
Change in benefit obligation
Benefit obligation at beginning of year ................      $ 25,647        $ 24,044
Service cost ...........................................         1,419           1,482
Interest cost ..........................................         1,635           1,553
Benefit enhancement.....................................         1,666              --
Actuarial (gain) loss ..................................          (979)           (653)
Curtailment gain .......................................        (2,579)             --
Benefits paid ..........................................          (864)           (779)
                                                              --------        --------
Benefit obligation at end of year ......................      $ 25,945        $ 25,647
                                                              --------        --------
Change in plan assets
Fair value of plan assets at beginning of year .........      $ 30,533        $ 27,256
Actual return on plan assets ...........................           930           3,515
Employer contribution ..................................            --             541
Benefits paid ..........................................          (864)           (779)
                                                              --------        --------
Fair value of plan assets at end of year ...............      $ 30,599        $ 30,533
                                                              --------        --------
Funded status ..........................................         4,654           4,886
Unrecognized net actuarial (gain) loss .................        (8,054)         (8,616)
Unrecognized transition amount .........................          (408)           (600)
                                                              --------        --------
Accrued benefit cost ...................................     ($  3,808)      ($  4,330)
                                                              ========        ========
Weighted average assumptions as of December 31, 1999
Discount rate ..........................................          6.75%           6.75%
Expected rate of return ................................          6.75%           6.75%
Rate of compensation increase ..........................          5.00%           5.00%

Net periodic pension cost included the following components for the years ended December 31,

                                                              1999         1998          1997
                                                              ----         ----          ----
                                                                          ($000)
Components of net periodic benefit pension cost
Service cost of current period ........................     $ 1,419      $  1,482      $  1,440
Interest cost on projected benefit obligation .........       1,635         1,553         1,451
Expected return on plan assets ........................      (2,032)       (1,832)       (1,582)
Actual (gain) loss on plan assets .....................       1,102        (1,683)       (1,990)
Benefit enhancement....................................       1,666            --            --
Curtailment gain.......................................      (2,579)           --            --
Net (amortization) and deferral .......................      (1,733)        1,480         1,787
                                                            -------      --------      --------
Net periodic pension cost .............................    ($   522)     $  1,000      $  1,106
                                                            =======      ========      ========

     Substantially all of the shoreside employees participate in a qualified defined contribution plan. Contributions under the plan are determined annually by the Board of Directors of Maritrans Inc. The cost of the plan was $59,000, $0 and $779,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

                           NOTES TO THE CONSOLIDATED

10. Retirement Plans  -- (Continued)

     Approximately 54 percent of the Company's employees are covered under collective bargaining agreements, and approximately 19 percent of the employees are covered under collective bargaining agreements that expire within one year.

     Beginning in 1999, all of the Company's seagoing employee retirement benefits are provided through contributions to industry-wide, multi-employer seaman's pension plans. Prior to 1999, the seagoing supervisors were included in the Company's retirement plan as discussed above. Contributions to industry-wide, multi-employer seamen's pension plans, which cover substantially all seagoing personnel, were approximately $1,527,000, $889,000 and $479,000 for the years ended December 31, 1999, 1998 and 1997, respectively. These contributions include funding for current service costs and amortization of prior service costs of the various plans over periods of 30 to 40 years. The pension trusts and union agreements provide that contributions be made at a contractually determined rate per man-day worked. Maritrans Inc. and its subsidiaries are not administrators of the multi-employer seamen's pension plans.

11. Debt

     The Company has $52 million remaining on the fleet that was part of the original indebtedness of $115.0 million incurred when the Company became a public company in 1987. This mortgage is collateralized by mortgages on a majority of the tugs and barges.

     In 1997, Maritrans entered into a multi-year revolving credit facility for amounts up to $33 million with Mellon Bank, N.A. This facility is collateralized by mortgages on tankers acquired in 1997 and 1998. Borrowings outstanding under this facility at December 31, 1999, were $22.0 million. The interest rate on the indebtedness is variable. The weighted average interest rate during 1999 was 6.0 percent. Subsequent to year-end, the terms of this facility were modified and the maturity date was extended to October 2002. Accordingly, this amount has been classified as a long-term liability as of December 31, 1999.

     The Operating Partnership has a $10 million working capital facility secured by its receivables and inventories. The maximum amount outstanding under this facility during fiscal 1999 was $4.7 million. There were no borrowings outstanding under this facility at December 31, 1999. The interest rate on the indebtedness is variable. The weighted average interest rate on this facility during the period in which amounts were outstanding during 1999 was 4.83 percent.

     In August 1999, the Company entered into an agreement to purchase the MV Port Everglades, a tugboat. The Company paid $2.5 million of cash at the closing and entered into a note of $4.9 million payable to the previous owner. The note has no stated interest rate, therefore the Company recorded the note at the present value of the future cash payments. The note is secured by a Mellon Bank N.A. Letter of Credit.

     In December 1999, the Company purchased two tugboats, the Enterprise and the Intrepid, which had previously been operated by the Company under operating leases. The purchase price of the vessels was $5.7 million in the form of a note payable to the previous owner.

                           NOTES TO THE CONSOLIDATED

11. Debt  -- (Continued)

                                                                                          December 31,
                                                                                        1999       1998
                                                                                       ------     ------
                                                                                             ($000)
Fleet Mortgage, annual principal payment of $6.5 million, interest rate 9.25% .....   $52,000    $58,500
Revolving credit facility with Mellon Bank N.A., maturity date October 2002,
 variable interest rate (7% at December 31, 1999) .................................    22,000     28,400
Working Capital Facility ..........................................................        --      4,173
Note payable with Mellon Bank N.A. ................................................        --      4,200
Vessel notes payable, monthly payments of $76,104 including interest, no stated
 interest rate (interest imputed at a rate of 6.5%) ...............................     3,945         --
Vessel notes payable, monthly payments of $54,183 including interest with a balloon payment of $1,137,838 due February 2007, variable interest rate, (7.89% at
 December 31, 1999) ...............................................................     5,689         --
                                                                                      -------    -------
                                                                                       83,634     95,273
Less current portion ..............................................................     7,773     11,873
                                                                                      -------    -------
                                                                                      $75,861    $83,400
                                                                                      =======    =======

     Terms of the indebtedness require the subsidiaries to maintain their properties in a specific manner, maintain specified insurance on their properties and business, and abide by other covenants, which are customary with respect to such borrowings.


     Based on the borrowing rates currently available for loans with similar terms and maturities, the fair value of long-term debt was $76.3 million and $96.1 million at December 31, 1999 and 1998, respectively. The maturity schedule for outstanding indebtedness under existing debt agreements at December 31, 1999, is as follows:


                                                         ($000)
                     2000 .........................      $7,773
                     2001 .........................       7,872
                     2002 .........................      29,921
                     2003 .........................       7,972
                     2004 .........................       8,027
                     Thereafter ...................      22,069
                                                        -------
                                                        $83,634
                                                        =======

12. Commitments and Contingencies

     Minimum future rental payments under noncancellable operating leases at December 31, 1999, are as follows:

                                                          ($000)
                     2000 .........................       $ 536
                     2001 .........................         629
                     2002 .........................         641
                     2003 .........................         486
                     2004 .........................         380
                     Thereafter ...................       2,224
                                                         ------
                                                         $4,896
                                                         ======

     Total rent expense for all operating leases was $1,897,000, $2,029,000, and $2,123,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

                           NOTES TO THE CONSOLIDATED

12. Commitments and Contingencies  -- (Continued)

     The indenture governing the Operating Partnership's long-term debt permits cash distributions by Maritrans Operating Partners L.P. to Maritrans Inc., so long as no default exists under the indenture and provided that such distributions do not exceed contractually prescribed amounts.

     In the ordinary course of its business, claims are filed against the Company for alleged damages in connection with its operations. Management is of the opinion that the ultimate outcome of such claims at December 31, 1999, will not have a material adverse effect on the consolidated financial statements.

13. Quarterly Financial Data (Unaudited)

                                                  First         Second         Third         Fourth
                                                 Quarter        Quarter       Quarter        Quarter
                                              ------------   ------------   -----------   ------------
                                                          ($000, except per share amounts)
1999
----
Revenues ..................................     $ 38,398       $ 39,834      $ 39,185       $ 34,250
Operating income ..........................        1,455          2,780         1,755          1,823
Net income (loss) .........................        2,085            900        (2,909)        11,980
Basic earnings (loss) per share ...........     $   0.17       $   0.08      $  (0.25)      $   1.05
Diluted earnings (loss) per share .........     $   0.17       $   0.08      $  (0.25)      $   1.03

1998
----
Revenues ..................................     $ 35,830       $ 38,137      $ 38,389       $ 39,483
Operating income ..........................        2,740          3,512         2,071          2,506
Net income ................................          720          1,325           582            489
Basic earnings per share ..................     $   0.06       $   0.11      $   0.05       $   0.04
Diluted earnings per share ................     $   0.06       $   0.11      $   0.05       $   0.04

     In the first quarter of 1999, the Company sold five vessels consisting of two tug and barge units that were working in Puerto Rico and a tugboat working on the Atlantic Coast. The gain on the sale of these assets was $4.4 million ($2.7 million net of tax or $ 0.22 diluted earnings per share) and is included in other income in the consolidated statements of income.

     In the third quarter of 1999, the Company sold its petroleum storage terminal operations. The loss on the sale of these assets was $5.9 million ($3.6 million net of tax or $0.30 diluted loss per share) and is included in other income in the consolidated statements of income.

     In the fourth quarter of 1999, the Company sold twenty-six vessels, most of which worked in the Northeastern U.S. coastal waters. The total gain on the sale was $20.0 million ($11.4 million net of tax or $0.98 diluted earnings per share) and is included in other income in the consolidated statements of income.

     In the fourth quarter of 1999, the Company recorded a credit to expense of $1.4 million ($0.8 million net of tax or $0.12 diluted earnings per share) related to changes in the pension plan discussed in Note 10.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

     Information with respect to directors of the Registrant, and information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, is incorporated herein by reference to the Registrant's definitive Proxy Statement (the "Proxy Statement") to be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days after the close of the year ended December 31, 1999, under the captions "Information Regarding Nominees For Election As Directors And Regarding Continuing Directors" and "Section 16(A) Beneficial Ownership Reporting Compliance."

     The individuals listed below are directors and executive officers of Maritrans Inc. or its subsidiaries.

                  Name                     Age(1)                               Position
                  ----                     ------                               --------
Stephen A. Van Dyck (4) ................    56      Chairman of the Board of Directors and Chief Executive Officer
Dr. Robert E. Boni (2)(3) ..............    72      Lead Director
Dr. Craig E. Dorman (2)(3)(4) ..........    59      Director
Robert J. Lichtenstein (4) .............    52      Director
Brent A. Stienecker (2)(3) .............    61      Director
H. William Brown .......................    61      Chief Financial Officer
Janice M. Smallacombe ..................    40      Senior Vice President and Secretary
Steven E. Welch ........................    48      Vice President
John J. Burns ..........................    47      President, Maritrans Operating Partners L.P.
Walter T. Bromfield ....................    44      Treasurer and Controller
Stephen M. Hackett .....................    41      President, Maritrans Chartering Co., Inc.
Philip J. Doherty ......................    40      Vice President

------------
(1) As of March 1, 2000
(2) Member of the Compensation Committee
(3) Member of the Audit Committee
(4) Member of the Nominating Committee

     Mr. Van Dyck has been Chairman of the Board and Chief Executive Officer of the Company and its predecessor since April 1987. For the previous year, he was a Senior Vice President - Oil Services, of Sonat Inc. and Chairman of the Boards of the Sonat Marine Group, another predecessor, and Sonat Offshore Drilling Inc. For more than five years prior to April 1986, Mr. Van Dyck was the President and a director of the Sonat Marine Group and Vice President of Sonat Inc. Mr. Van Dyck is a member of the Board of Directors of Amerigas Propane, Inc. Mr. Van Dyck is also the Chairman of the Board and a director of the West of England Ship Owners Mutual Insurance Association (Luxembourg), a mutual insurance association. He is a member of the Company's Nominating Committee of the Board of Directors. See "Certain Transactions" in the Proxy Statement.

     Mr. Brown was named Chief Financial Officer of the Company in June 1997. Previously, Mr. Brown was Chief Financial Officer of Conrail Inc., where he had been employed since 1978. Mr. Brown is also a member of the Board of Directors of XTRA Corporation.

     Ms. Smallacombe is Senior Vice President and Secretary and has been continuously employed by the Company or its predecessors in various capacities since 1982.

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

     Mr. Hackett is President of Maritrans Chartering Co., Inc. and has been continuously employed in various capacities by Maritrans or its predecessors since 1980.

     Mr. Doherty is Vice President and has been continuously employed by Maritrans since 1997. Previously, Mr. Doherty was Director of Business Development for Computer Command and Control Company where he had been employed since April 1995.


Item 11. Executive Compensation*


Item 12. Security Ownership of Certain Beneficial Owners and Management*


Item 13. Certain Relationships and Related Transactions*

     *The information required by Item 11, Executive Compensation, by Item 12, Security Ownership of Certain Beneficial Owners and Management, and by Item 13, Certain Relationships and Related Transactions, is incorporated herein by reference to the Proxy Statement under the headings "Compensation of Directors and Executive Officers", "Security Ownership of Certain Beneficial Owners and Management" and "Certain Transactions".

                                    PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT
           SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                         Page
                                                                                                        -----
       (a) (1)     Financial Statements

                   Report of Independent Auditors                                                       16

                   Maritrans Inc. Consolidated Balance Sheets at December 31, 1999 and 1998             17

                   Maritrans Inc. Consolidated Statements of Income for the years ended December 31,
                   1999, 1998 and 1997                                                                  18

                   Maritrans Inc. Consolidated Statements of Cash Flows for the years ended December
                   31, 1999, 1998 and 1997                                                              19

                   Maritrans Inc. Consolidated Statements of Stockholders' Equity for the years ended
                   December 31, 1999, 1998 and 1997                                                     20

                   Notes to the Consolidated Financial Statements                                       21

       (2)         Financial Statement Schedules

                   Schedule II Maritrans Inc. Valuation Account for the years ended December 31,
                   1999, 1998 and 1997.                                                                 39

                   All other schedules called for under Regulation S-X are not submitted because they are not applicable, not required, or because the required information is not material, or is included in the financial statements or notes thereto.

       (b)         Reports on Form 8-K

                   No reports on Form 8-K were filed in the quarter ended December 31, 1999.

                                                           Exhibit Index                                           Page
                                                           -------------                                          ------
     3.1#           Certificate of Incorporation of the Registrant, as amended.
     3.2#           By Laws of the Registrant, amended and restated February 9, 1999.
     4.1            Certain instruments with respect to long-term debt of the Registrant or Maritrans
                    Operating Partners L.P., Maritrans Philadelphia Inc. or Maritrans Barge Company
                    which relate to debt that does not exceed 10 percent of the total assets of the
                    Registrant are omitted pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K.
                    Maritrans hereby agrees to furnish supplementally to the Securities and Exchange
                    Commission a copy of each such instrument upon request.
     4.2/           Shareholder Rights Agreement amended and restated February, 1999.
    10.1*           Amended and Restated Agreement of Limited Partnership of Maritrans Operating
                    Partners L.P., dated as of April 14, 1987 (Exhibit 3.2).
    10.2+           Certificate of Limited Partnership of Maritrans Operating Partners L.P., dated January
                    29, 1987 (Exhibit 3.4).
    10.3*           Form of Maritrans Capital Corporation Note Purchase Agreement, dated as of March
                    15, 1987 (Exhibit 10.6).
    10.3(a)*        Indenture of Trust and Security Agreement, dated as of March 15, 1987 from
                    Maritrans Operating Partners L.P. and Maritrans Capital Corporation to The
                    Wilmington Trust Company (Exhibit 10.6(a)).
    10.3(b)*        Form of First Preferred Ship Mortgage, dated April 14, 1987 from Maritrans
                    Operating Partners L.P., mortgagor, to The Wilmington Trust Company, mortgagee
                    (Exhibit 10.6(b)).
    10.3(c)*        Guaranty Agreement by Maritrans Operating Partners L.P. regarding $35,000,000
                    Series A Notes Due April 1, 1997 and $80,000,000 Series B Notes Due April 1,
                    2007 of Maritrans Capital Corporation (Exhibit 10.6(c)).
    10.3(d)=        Second Supplemental Indenture of Trust and Security Agreement, dated as of April 1,
                    1996 from Maritrans Operating Partners L.P. and Maritrans Capital Corporation to
                    Wilmington Trust Company, as Trustee.
    10.3(e)=        Supplement To First Preferred Ship Mortgages, dated May 8, 1996 from Maritrans
                    Operating Partners L.P., Mortgagor, to Wilmington Trust Company, as Trustee,
                    Mortgagee.
    10.3(f)         Third Supplemental Indenture of Trust and Security Agreement, dated as of
                    December 1, 1999 from Maritrans Operating Partners L.P. and Maritrans Capital
                    Corporation to Wilmington Trust Company, as Trustee.
    10.4~           Credit Agreement of October 17, 1997, by and among Maritrans Tankers Inc.,
                    Maritrans Inc., and Mellon Bank, N.A. for a revolving credit facility up to
                    $33,000,000 (Exhibit 10.2).
    10.4(a)~        Guaranty (Suretyship) Agreement of October 17, 1997, by Maritrans Inc. regarding up to $50,000,000 in principal amount of credit accommodations to Maritrans
                    Tankers Inc. by Mellon Bank, N.A. (Exhibit 10.1).
    10.4(b)~        Note of Maritrans Tankers Inc. to Mellon Bank, N.A., dated October 17, 1997 (Exhibit
                    10.3).

                                       35

                                                        Exhibit Index                                        Page
                                                        -------------                                        ----
  10.4(c)~         First Preferred Ship Mortgage, dated October 17, 1997, by Maritrans Tankers Inc., mortgagor, to Mellon Bank, N.A., mortgagee, on the vessel ALLEGIANCE (Exhibit
                   10.4).
  10.4(d)~         First Preferred Ship Mortgage, dated October 17, 1997, by Maritrans Tankers Inc., mortgagor, to Mellon Bank, N.A., mortgagee, on the vessel PERSEVERANCE
                   (Exhibit 10.5).
  10.4(e)o         Agreement of Sale dated October 11, 1999 between Maritrans Operating Partners L.P.
                   and K-Sea Transportation LLC
                   Executive Compensation Plans and Arrangements
  10.4(f)          Supplement to Credit Agreement dated February 4, 2000, by and among Maritrans
                   Tankers Inc., Maritrans Inc., and Mellon Bank, N.A. for revolving credit facility up to $33,000,000.
  10.5             Severance and Non-Competition Agreement, as amended and restated effective June
                   30, 1999, between Maritrans General Partner Inc. and Stephen M. Hackett.
  10.6             Severance and Non-Competition Agreement, as amended and restated effective July
                   16, 1999, between Maritrans General Partner Inc. and John J. Burns.
  10.7^            Employment Agreement, dated October 5, 1993 between Maritrans General Partner
                   Inc. and Stephen A. Van Dyck (Exhibit 10.6).
  10.8"            Severance and Non-Competition Agreement, as amended and restated effective July 7,
                   1997, between Maritrans General Partner Inc. and Steven E. Welch.
  10.9             Severance and Non-Competition Agreement, as amended and restated effective June
                   30, 1999, between Maritrans General Partner Inc. and Janice M. Smallacombe.
  10.10^           Profit Sharing and Savings Plan of Maritrans Inc. as amended and restated effective
                   November 1, 1993 (Exhibit 10.13).
  10.11@           Executive Award Plan of Maritrans GP Inc. (Exhibit 10.31).
  10.12@           Excess Benefit Plan of Maritrans GP Inc. as amended and restated effective January 1,
                   1988 (Exhibit 10.32).
  10.13@           Retirement Plan of Maritrans GP Inc. as amended and restated effective January 1,
                   1989 (Exhibit 10.33).
  10.14^           Performance Unit Plan of Maritrans Inc. effective April 1, 1993 (Exhibit 10.17).
  10.15&           Executive Compensation Plan as amended and restated effective March 18, 1997.
  10.16%           1999 Directors Equity and Key Employees Equity Compensation Plan
  10.17            Severance and Non-Competition Agreement, as amended and restated effective
                   December 1, 1998, between Maritrans General Partner Inc. and Philip J. Doherty.
  10.18            Severance and Non-Competition Agreement, as amended and restated effective
                   January 7, 2000, between Maritrans General Partner Inc. and Walter T. Bromfield.
  21.1             Subsidiaries of Maritrans Inc.
  23.1             Consent of Independent Auditors
  27               Financial Data Schedule

                                       36

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

" Incorporated by reference herein to the Exhibit number in parentheses filed with Maritrans Inc. Annual Report on Form 10-K, dated March 30, 1998 for the fiscal year ended December 31, 1997.

% Incorporated by reference herein to the Exhibit number in parentheses filed with the Maritrans Inc. Form S-8 Registration Statement No. 333-79891 dated June 3, 1999.

o Incorporated by reference herein to the Exhibit number in parentheses filed with the Maritrans Inc. Form 8-K Current Report dated December 22, 1999.

/ Incorporated by reference herein to the Exhibit number in parentheses filed with Maritrans Inc. Annual Report on Form 10-K, dated March 26, 1999 for the fiscal year ended December 31, 1998.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          MARITRANS INC.
                                          (Registrant)
By: /s/ Stephen A. Van Dyck
     -------------------------
   Stephen A. Van Dyck
   Chairman of the Board                            Dated: March 28, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:      /s/ Stephen A. Van Dyck     Chairman of the Board and        Dated: March 28, 2000
       --------------------------    Chief Executive Officer
           Stephen A. Van Dyck       (Principal Executive Officer)


By:       /s/ Dr. Robert E. Boni     Lead Director                    Dated: March 28, 2000
       --------------------------
            Dr. Robert E. Boni


By:      /s/ Dr. Craig E. Dorman     Director                         Dated: March 28, 2000
       --------------------------
           Dr. Craig E. Dorman


By:     /s/ Robert J. Lichtenstein   Director                         Dated: March 28, 2000
       --------------------------
          Robert J. Lichtenstein


By:      /s/ Brent A. Stienecker     Director                         Dated: March 28, 2000
       --------------------------
           Brent A. Stienecker


By:        /s/ H. William Brown      Chief Financial Officer          Dated: March 28, 2000
       --------------------------    (Principal Financial Officer)
             H. William Brown


By:      /s/ Walter T. Bromfield     Treasurer and Controller         Dated: March 28, 2000
       --------------------------    (Principal Accounting Officer)
           Walter T. Bromfield

                                MARITRANS INC.
                       SCHEDULE II -- VALUATION ACCOUNT

                                    ($000)

                                                                                                BALANCE
                                             BALANCE AT       CHARGED TO        DEDUCTIONS      AT END
                                              BEGINNING        COSTS AND           AND            OF
               DESCRIPTION                    OF PERIOD        EXPENSES           OTHER         PERIOD
-----------------------------------------   ------------   ----------------   -------------   ----------
JANUARY 1 TO DECEMBER 31, 1997
Allowance for doubtful accounts .........      $   860        $     410          $    12(a)     $ 1,258
Accrued shipyard costs ..................      $14,435           10,942            6,069(b)     $21,808
                                                                                  (2,500)(c)
JANUARY 1 TO DECEMBER 31, 1998
Allowance for doubtful accounts .........      $ 1,258        $     129          $    --        $ 1,387
Accrued shipyard costs ..................      $21,808           15,795           18,106(b)     $19,497

JANUARY 1 TO DECEMBER 31, 1999
Allowance for doubtful accounts .........      $ 1,387        $     237          $   231        $ 1,393
Allowance for notes receivable ..........      $    --        $   4,500(e)       $    --        $ 4,500
Accrued shipyard costs ..................      $19,497        $  17,170          $15,284(b)     $17,403
                                                                                   3,980(d)

------------
(a) Deductions are a result of write-offs of uncollectible accounts receivable for which allowances were previously provided.
(b) Deductions reflect expenditures for major periodic overhauls.
(c) Reflects increase in reserve for shipyard accrual related to assets acquired during the year.
(d) Reflects reduction in reserve for shipyard accrual related to vessels sold. Amount is included in gain on asset sales discussed in Note 2 to the consolidated financial statements.
(e) Represents valuation recorded against the notes received during the current year from the sale of assets.