Form 10-Q
period 2000-03-31
MARITRANS INC /DE/
filed 2000-05-15
CIK 810113

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

(Mark One)

 X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---   Exchange Act of 1934

For the Quarterly Period ended March 31, 2000
                               --------------

                                       or

      Transition Report Pursuant to Section 13 or 15(d) of the Securities
---   Exchange Act of 1934

For the Transition Period from _______ to

Commission File Number  1-9063
                       -------

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

                                TWO HARBOUR PLACE
                             302 KNIGHTS RUN AVENUE
                                   SUITE 1200
                              TAMPA, FLORIDA 33602
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (813) 209-0600
               --------------------------------------------------
               Registrant's telephone number, including area code

                         1818 MARKET STREET, SUITE 3540
                        PHILADELPHIA, PENNSYLVANIA 19103
              ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

  Common Stock $.01 par value, 11,495,210 shares outstanding as of May 11, 2000

                                 MARITRANS INC.
                                      INDEX

                                                                                                   Page
                                                                                                   ----
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets - March 31, 2000 and December 31, 1999       3

                  Condensed Consolidated Statements of Operations - Three months ended March 31,
                    2000 and 1999                                                                    4

                  Condensed Consolidated Statements of Cash Flows - Three months ended March 31,
                    2000 and 1999                                                                    5

                  Notes to Condensed Consolidated Financial Statements                               6

Item 2.           Management's Discussion and Analysis of Financial Condition and Results
                    of Operations                                                                    8

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                                 12

Item 6.           Exhibits and Reports on Form 8-K                                                  13

SIGNATURES                                                                                          14

                          PART I: FINANCIAL INFORMATION

                                 MARITRANS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ($000)

                                                                 March 31,         December 31,
                                                                    2000               1999
                                                             ------------------- ------------------
                                                                (Unaudited)          (Note 1)
ASSETS

Current assets:
     Cash and cash equivalents                                   $  21,535           $  13,232
     Cash and cash equivalents - restricted                         21,000              21,000
     Trade accounts receivable                                      10,789              14,676
     Other accounts receivable                                       4,798               5,782
     Inventories                                                     3,377               3,355
     Deferred income tax benefit                                     4,003               4,013
     Prepaid expenses                                                2,032               3,101
                                                                 ---------           ---------
          Total current assets                                      67,534              65,159

Vessels and equipment                                              278,739             278,471
     Less accumulated depreciation                                 123,187             119,013
                                                                 ---------           ---------
          Net vessels and equipment                                155,552             159,458

Note receivable                                                      3,615               3,692
Other                                                               22,461              22,712
                                                                 ---------           ---------
          Total assets                                           $ 249,162           $ 251,021
                                                                 =========           =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Debt due within one year                                    $   7,838           $   7,773
     Trade accounts payable                                          1,378               1,686
     Accrued interest                                                2,405               1,203
     Accrued shipyard costs                                          8,147               6,961
     Accrued wages and benefits                                      3,596               2,727
     Other accrued liabilities                                       5,496               9,651
                                                                 ---------           ---------
          Total current liabilities                                 28,860              30,001

Long-term debt                                                      75,522              75,861
Deferred shipyard costs                                             12,221              10,442
Other liabilities                                                    4,245               4,095
Deferred income taxes                                               35,939              35,925

Stockholders' equity                                                92,375              94,697
                                                                 ---------           ---------
          Total liabilities and stockholders' equity             $ 249,162           $ 251,021
                                                                 =========           =========

See notes to financial statements.

                                 MARITRANS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        ($000, except per share amounts)

                                                        Three Months Ended March 31,
                                                          2000                1999
                                                        ----------------------------
Revenues                                                $30,671             $38,398

     Costs and expenses:
         Operation expense                               18,178              21,975
         Maintenance expense                              5,489               7,479
         General and administrative                       2,089               2,329
         Depreciation and amortization                    4,248               5,160
                                                        -------             -------
         Total operating expense                         30,004              36,943
                                                        -------             -------
Operating income                                            667               1,455

Interest expense                                         (1,733)             (1,933)
Other income                                              1,014               3,852
                                                        -------             -------
Income (loss) before income taxes                           (52)              3,374

Income tax provision                                         15               1,289
                                                        -------             -------
Net income (loss)                                       $   (67)            $ 2,085
                                                        =======             =======

Basic and diluted earnings (loss) per share             $ (0.01)            $  0.17
Dividends declared per share                            $  0.10             $  0.10

See notes to financial statements.

                                 MARITRANS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                     ($000)

                                                                                           Three Months Ended March 31,
                                                                                            2000                 1999
                                                                                           ----------------------------
Cash flows from operating activities:
     Net income (loss)                                                                      $    (67)          $ 2,085

     Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
          Depreciation and amortization                                                        4,248             5,160
          Deferred income tax provision                                                           24             1,289
          Stock compensation                                                                     211               164
          Changes in receivables, inventories and prepaid expenses                             5,918             6,074
          Changes in current liabilities, other than debt                                     (1,206)            1,265
          Non-current changes, net                                                             2,182             1,541
          (Gain) loss on sale of fixed assets                                                      -            (3,962)
                                                                                            --------           -------
                                                                                              11,377            11,531
                                                                                            --------           -------
          Net cash provided by operating activities                                           11,310            13,616

Cash flows from investing activities:

     Cash proceeds from sale of equipment                                                          -            11,449
     Purchase of vessels and equipment                                                          (267)           (1,772)
                                                                                            --------           -------
          Net cash provided by (used in) investing activities                                   (267)            9,677
                                                                                            --------           -------
Cash flows from financing activities:
     Payment of long-term debt                                                                  (274)             (300)
     Borrowings under revolving credit facilities                                                  -             6,018
     Repayments of borrowing under revolving credit facilities                                     -           (16,591)
     Purchase of treasury stock                                                               (1,443)             (329)
     Proceeds from exercise of stock options                                                     129                 -
     Dividends declared and paid                                                              (1,152)           (1,214)
                                                                                            --------           -------
          Net cash provided by (used in) financing activities                                 (2,740)          (12,416)
                                                                                            --------           -------
Net increase in cash and cash equivalents                                                      8,303            10,877
Cash and cash equivalents at beginning of period                                              13,232             1,214
                                                                                            --------           -------
Cash and cash equivalents at end of period                                                  $ 21,535           $12,091
                                                                                            ========           =======

See notes to financial statements

                                 MARITRANS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000



1.      Basis of Presentation/Organization
        Maritrans Inc. owns Maritrans Operating Partners L.P. ("the Operating Partnership"), Maritrans General Partner Inc., Maritrans Tankers Inc., Maritrans Barge Co., Maritrans Holdings Inc. and other Maritrans entities (collectively, the "Company"). These subsidiaries, directly and indirectly, own and operate oil tankers, tugboats and oceangoing petroleum tank barges principally used in the transportation of oil and related products, along the Gulf and Atlantic coasts.

        In the opinion of management, the accompanying condensed consolidated financial statements of Maritrans Inc., which are unaudited (except for the Condensed Consolidated Balance Sheet as of December 31, 1999, which is derived from audited financial statements), include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial statements of the consolidated entities.

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        Pursuant to the rules and regulations of the Securities and Exchange Commission, the unaudited condensed consolidated financial statements do not include all of the information and notes normally included with annual financial statements prepared in accordance with generally accepted accounting principles. These financial statements should be read in conjunction with the consolidated historical financial statements and notes thereto included in the Company's Form 10-K for the period ended December 31, 1999.

2.      Earnings per Common Share

        The following data show the amounts used in computing basic and diluted earnings per share ("EPS"):

                                                    Three Months Ended March 31,
                                                       2000              1999
                                                       ----              ----
                                                                (000's)
        Income (loss) available to common
           stockholders used in basic EPS           $   (67)           $ 2,085

        Weighted average number of common
           shares used in basic EPS                  11,308             11,941

        Effect of dilutive securities:
           Stock options and restricted shares            0                115

        Weighted number of common shares
           and dilutive potential common
           stock used in diluted EPS                 11,308             12,056


3.      Income Taxes
        The Company's effective tax rate differs from the federal statutory rate due primarily to state and local income taxes and certain nondeductible items.

4.      Share Buyback Program
        On February 9, 1999, the Board of Directors authorized a share buyback program for the acquisition of up to one million shares of the Company's common stock. This amount represents approximately 8 percent of the 12.1 million shares outstanding at the beginning of the program. In February 2000, the Board of Directors authorized the acquisition of an additional one million shares in the program. As of March 31, 2000, 869,400 shares have been repurchased under the plan and have been financed from internally generated funds.

5.      Corporate Relocation and Downsizing
        In September 1999, the Company announced its intent to relocate the corporate headquarters from Philadelphia, PA to Tampa, FL. In April 2000, this move occurred. The Company expenses costs associated with the move as incurred. As of March 31, 2000 the Company has incurred $0.4 million of costs associated with the move. Also, in September 1999, the Company announced a reduction of approximately twenty-five percent of its shoreside staff. The Company accrued $0.9 million of severance costs in September 1999 for the cash benefits to be paid to the employees who were terminated. Of this amount, approximately $0.5 million has been paid through March 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Information
---------------------------
Some of the statements in this Form 10-Q (this "10-Q") constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements made with respect to present or anticipated utilization, future revenues and customer relationships, capital expenditures, future financings, and other statements regarding matters that are not historical facts, and involve predictions. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, growth, performance, earnings per share or achievements to be materially different from any future results, levels of activity, growth, performance, earnings per share or achievements expressed in or implied by such forward-looking statements.

The forward-looking statements included in this 10-Q relate to future events or the Company's future financial performance. In some cases, the reader can identify forward-looking statements by terminology such as "may," "believe," "future," "potential," "estimate," "expect," "intend," "plan," "through," "provide," "meet," "allow," "represent," "result," "seek," "increase," "work," "perform," "make," "continue," "will," "include," or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on the Company's current plans or assessments that are believed to be reasonable as of the date of this 10-Q. Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecast, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the factors outlined in this 10-Q and general financial, economic, environmental and regulatory conditions affecting the oil and marine transportation industry in general. Given such uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. These factors may cause the Company's actual results to differ materially from any forward-looking statement.

Although the Company believes that the expectations in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, growth, earnings per share or achievements. However, neither the Company nor any other person assumes responsibility for the accuracy and completeness of such statements. The Company is under no duty to update any of the forward-looking statements after the date of this 10-Q to conform such statements to actual results.

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in Part I Item 1 of this Form 10-Q and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1999 contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Results of Operations
---------------------
Three Month Comparison
----------------------
Revenue of $30.7 million in the first quarter of 2000 decreased from $38.4 million in the first quarter of 1999, a decrease of $7.7 million or 20 percent. Revenue for the quarter decreased $11.8 million as a result of the thirty-one vessels and the petroleum storage terminals that were sold in 1999. Of the remaining fleet, there was a $4.1 million increase in revenue compared to the same quarter in the prior year. This is due to an increase in utilization and in the average daily rate charged to customers. Vessel utilization, as measured by revenue days divided by calendar days available, for the remaining fleet compared to that same fleet for the first quarter of 1999, increased from 87.2 percent to 91.2 percent in the first quarter of 2000. The majority of this increased utilization resulted from one of the Company's tankers that had been in the shipyard for a majority of the first quarter of 1999, operating during the first quarter of 2000. Additionally, most of the increase in the average daily rate over the same period in 1999 resulted from the increase in fuel costs, discussed in operating expenses below, which the Company was able to pass through to its customers under its contractual agreements. Barrels of cargo transported increased from 41.0 million in the first quarter of 1999 to 48.5 million in the first quarter of 2000, for the remaining comparable fleets. Looking forward, nearly 12% of the Company's total fleet capacity will be out of service in the second quarter of 2000. The out of service capacity consists of the Ocean 244 double hull rebuild project, discussed below, and other vessels that will be in the shipyard for normal maintenance. This out of service time will decrease the Company's utilization resulting in a reduction of revenues.

Operating expenses decreased from $36.9 million in the first quarter of 1999 to $30.0 million in the first quarter of 2000, a decrease of $6.9 million or 19 percent primarily due to the sale of assets discussed above. In the first quarter of 1999, the Company experienced a shortage of qualified seagoing personnel and, as a result, incurred costs for the chartering in of third party tugboats. The Company did not incur these costs in the first quarter of 2000. Offsetting these decreases was an increase in fuel expenses for fuel used on the vessels. The average fuel price per gallon almost doubled from the same quarter of last year. In addition, one of the Company's tankers that had been in the shipyard for a majority of the first quarter of 1999 was operating during the first quarter of 2000. The Company incurred $0.4 million of relocation costs in the current quarter for the move of the corporate headquarters from Philadelphia, PA to Tampa, FL.

Operating income decreased as a result of the aforementioned changes in revenue and expenses.

Other income decreased from $3.9 million in the first quarter of 1999 to $1.0 million in the first quarter of 2000, a decrease of $2.9 million or 74 percent. Included in the first quarter of 1999 is a $3.7 million gain on the sale of five vessels, consisting of two tug and barge units which were working in Puerto Rico and a tugboat working on the Atlantic Coast. The Company had no similar transactions in the comparable period of 2000. Other income in the first quarter of 2000 consisted of interest income earned on investments, which increased compared to the same period of 1999 primarily due to the proceeds generated on the sales of assets in 1999.

Net income for the first quarter of 2000 decreased compared to the first quarter of 1999 due to the aforementioned changes in revenue and expenses.

Liquidity and Capital Resources
-------------------------------
For the three months ended March 31, 2000, funds provided by operating activities were sufficient to meet debt service obligations and loan agreement restrictions, to make capital acquisitions and improvements and to allow Maritrans Inc. to pay a dividend of $0.10 per common share in the current quarter. The ratio of total debt to capitalization is .47:1 at March 31, 2000.

Management believes that in 2000, funds provided by operating activities, augmented by financing and investing transactions, will be sufficient to finance operations, anticipated capital expenditures, lease payments and required debt repayments. While dividends have been made quarterly in each of the last two years, there can be no assurances that the dividend will continue.

On February 9, 1999, the Board of Directors authorized a share buyback program for the acquisition of up to one million shares of the Company's common stock. This amount represents approximately 8 percent of the 12.1 million shares outstanding at the beginning of the program. In February 2000, the Board of Directors authorized the acquisition of an additional one million shares in the program. As of March 31, 2000, 869,400 shares have been repurchased under the plan and have been financed from internally generated funds. The Company intends to hold the majority of the shares as treasury stock, although some shares will be used for employee compensation plans and others may be used for acquisition currency and/or other corporate purposes.

On July 30, 1999, the Company awarded a contract to rebuild a second large single hull barge, the OCEAN 244, to a double hull configuration, which is expected to have a total cost of approximately $12 million. Of this amount, $4.0 million has been paid to the shipyard contractor as of March 31, 2000. The vessel went into the shipyard late in the first quarter of 2000 and is expected to return to service near the end of the third quarter of 2000. The Company has and expects to continue the financing of this project from internally generated funds.

In September 1999, the Company announced its intent to relocate the corporate headquarters from Philadelphia, PA to Tampa, FL. In April 2000, this move occurred. Although some of the employees who are relocating moved in April, the remaining employees will be moving in the second and third quarters of 2000. As of March 31, 2000, the Company has incurred $0.4 million of costs associated with the move. These costs will continue into the second and third quarters of 2000. The Company maintains a Philadelphia office that supports the lightering operations.

Also in September 1999, the Company announced a reduction of approximately twenty-five percent of the shoreside staff. The Company accrued $0.9 million of severance costs in September 1999 for the cash benefits to be paid to the employees who were terminated. At March 31, 2000, approximately $0.5 million of the severance costs have been paid to the terminated employees.

Debt Obligations and Borrowing Facility
---------------------------------------
At March 31, 2000, the Company had $83.3 million in total outstanding debt, secured by mortgages on most of the fixed assets of the Company. The current portion of this debt at March 31, 2000 was $7.8 million.

The Company has a $10 million working capital facility, secured by its receivables and inventories. At March 31, 2000, there is no balance outstanding under this facility, although the Company utilizes this facility from time to time for working capital and other business needs.

In 1997, Maritrans entered into a multi-year revolving credit facility for amounts up to $33 million with Mellon Bank, N.A. that are collateralized by mortgages on tankers. In February 2000, this facility was extended to October 30, 2002. At March 31, 2000, $22 million was outstanding under this facility.

Impact of Year 2000
-------------------
Prior to December 31, 1999, the Company completed an assessment of its computing systems, commercial off-the-shelf systems and embedded systems, had developed new software programs and replaced commercial systems to take advantage of newer technologies. As a result of this initiative, the Company's operating systems, critical embedded systems and commercial off-the-shelf systems were Year 2000 compliant. The Company did not experience any significant problems with its internal systems nor with its key service providers and customers during the change to the Year 2000. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

                In an Order dated October 29, 1997, the United States Court of Federal Claims held that, at the time Maritrans built or acquired its single-hulled tank barges, it could not have reasonably anticipated that double hulls would be required within the working lifetime of the vessels. This Order cleared the way for further proceedings which will determine whether OPA's double-hull requirements constitute a taking, and, if so, the amount of compensation to be paid to Maritrans. The written opinion of this Order was handed down on April 24, 1998. On April 30, 1999, the Court ruled that the case was ripe only with respect to vessels that OPA had forced out of service, which would include vessels that Maritrans had sold, scrapped, or rebuilt.

                Maritrans and the United States have agreed on a joint proposed schedule, which calls for discovery on the remaining issues to commence in December 1999 and for the trial to occur in January 2001. The parties are awaiting a court response to the proposed scheduling order.

ITEM 6.         Exhibits and Reports on Form 8-K
                --------------------------------
(a)             Exhibits

                No. 27 - Financial Data Schedule.

(b)             Reports on Form 8-K

                (1) A report on Form 8-K was filed on January 5, 2000 to report the disposition of twenty-six barges and tugboats.

                (2) A report on Form 8-K/A was filed on March 6, 2000 which included the Pro Forma Condensed Consolidated Statements of Operations for the Year Ended December 31, 1998 and for the Nine Months Ended September 30, 1999 and the Pro Forma Condensed Consolidated Balance Sheet as of September 30, 1999 for the disposition of assets filed on Form 8-K on January 5, 2000, (1) above.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            MARITRANS INC.
                                            (Registrant)




By: /s/ H. William Brown                    Dated: May 12, 2000
    ---------------------------------
        H. William Brown
        Chief Financial Officer
        (Principal Financial Officer)







By: /s/ Walter T. Bromfield                 Dated: May 12, 2000
    ----------------------------------
        Walter T. Bromfield
        Treasurer and Controller
        (Principal Accounting Officer)

EXHIBIT INDEX
-------------

Exhibit                                                              Page Number
-------                                                              -----------

27              Financial Data Schedule                                   --