Form 10-Q
period 2000-06-30
MARITRANS INC /DE/
filed 2000-08-11
CIK 810113

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

 X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2000

                                       or

___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from            to
                               ----------    ----------

Commission File Number  1-9063
                       --------

                                 MARITRANS INC.
              ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                              51-0343903
--------------------------------                                 ----------
(State or other jurisdiction of                              (Identification No.
incorporation or organization)                                 I.R.S. Employer)

                                TWO HARBOUR PLACE
                              302 KNIGHTS RUN ROAD
                                   SUITE 1200
                              TAMPA, FLORIDA 33602
                              --------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (813) 209-0600
                                 --------------
               Registrant's telephone number, including area code

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

 Common Stock $.01 par value, 11,233,901 shares outstanding as of August 9, 2000

                                 MARITRANS INC.
                                      INDEX


                                                                                                                       Page
                                                                                                                       ----
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets - June 30, 2000 and December 31, 1999                           3

                  Condensed Consolidated Statements of Income - Three months ended June 30, 2000
                    and 1999                                                                                            4

                  Condensed Consolidated Statements of Income - Six months ended June 30, 2000
                    and 1999                                                                                            5

                  Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2000 and 1999             6

                  Notes to Condensed Consolidated Financial Statements                                                  7

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations                 9


PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                                                    13

Item 6.           Exhibits and Reports on Form 8-K                                                                     14


SIGNATURES                                                                                                             15

                          PART I: FINANCIAL INFORMATION

                                 MARITRANS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ($000)

                                                                            June 30,       December 31,
                                                                              2000             1999
                                                                           ----------------------------
                                                                           (Unaudited)       (Note 1)
ASSETS

Current assets:
     Cash and cash equivalents                                              $ 20,936         $ 13,232
     Cash and cash equivalents - restricted                                    9,826           21,000
     Trade accounts receivable                                                 9,763           14,676
     Other accounts receivable                                                 4,763            5,782
     Inventories                                                               3,035            3,355
     Deferred income tax benefit                                               4,003            4,013
     Prepaid expenses                                                          4,080            3,101
                                                                            --------         --------
          Total current assets                                                56,406           65,159

Vessels and equipment                                                        277,824          278,471
     Less accumulated depreciation                                           125,359          119,013
                                                                            --------         --------
          Net vessels and equipment                                          152,465          159,458

Notes receivable                                                               3,538            3,692
Other                                                                         23,676           22,712
                                                                            --------         --------
          Total assets                                                      $236,085         $251,021
                                                                            ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Debt due within one year                                               $  7,849         $  7,773
     Trade accounts payable                                                      756            1,686
     Accrued interest                                                          1,052            1,203
     Accrued shipyard cost                                                     7,846            6,961
     Accrued wages and benefits                                                3,621            2,727
     Other accrued liabilities                                                 6,367            9,651
                                                                             -------          -------
          Total current liabilities                                           27,491           30,001

Long-term debt                                                                66,180           75,861
Deferred shipyard costs                                                       11,770           10,442
Other liabilities                                                              4,401            4,095
Deferred income taxes                                                         36,025           35,925

Stockholders' equity                                                          90,218           94,697
                                                                             -------          -------
          Total liabilities and stockholders' equity                        $236,085         $251,021
                                                                            ========         ========

See notes to financial statements.

                                 MARITRANS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                        ($000, except per share amounts)



                                                  April 1 to        April 1 to
                                                June 30, 2000     June 30, 1999
                                                -------------------------------
Revenues                                           $ 28,053         $ 39,834

Costs and expenses:
    Operation expense                                15,797           21,999
    Maintenance expense                               4,567            7,433
    General and administrative                        2,016            2,493
    Depreciation and amortization                     4,308            5,129
                                                   --------         --------

    Total operating expense                          26,688           37,054
                                                   --------         --------

Operating income                                      1,365            2,780

Interest expense                                     (1,580)          (1,614)
Other income, net                                       376              290
                                                   --------         --------

Income before income taxes                              161            1,456

Income tax provision                                     85              556
                                                   --------         --------

Net income
                                                   $     76         $    900
                                                   ========         ========

Basic and diluted earnings per share               $   0.01         $   0.08
Dividends declared per share                       $   0.10         $   0.10


See notes to financial statements.

                                 MARITRANS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                        ($000, except per share amounts)



                                                     January 1 to     January 1 to
                                                    June 30, 2000    June 30, 1999
                                                    ------------------------------
Revenues                                               $ 58,724        $ 78,232

Costs and expenses:
    Operation expense                                    33,975          43,974
    Maintenance expense                                  10,056          14,912
    General and administrative                            4,105           4,822
    Depreciation and amortization                         8,557          10,289
                                                       --------        --------
    Total operating expense                              56,693          73,997
                                                       --------        --------
Operating income                                          2,031           4,235

Interest expense                                         (3,313)         (3,547)
Other income, net                                         1,391           4,142
                                                       --------        --------
Income before income taxes                                  109           4,830

Income tax provision                                        100           1,845
                                                       --------        --------
Net income                                             $      9        $  2,985
                                                       ========        ========
Basic and diluted earnings per share                   $   0.00        $   0.25
Dividends declared per share                           $   0.20        $   0.20


See notes to financial statements.

                                 MARITRANS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                     ($000)

                                                                           Six Months Ended June 30,
                                                                            2000             1999
                                                                         ---------------------------
Cash flows from operating activities:
  Net income                                                             $      9          $  2,985
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                          8,557            10,289
     Deferred income tax provision                                            110             1,570
     Stock compensation                                                       492               396
     Changes in receivables, inventories and prepaid expenses               5,431             5,815
     Changes in current liabilities, other than debt                       (2,586)              779
     Non-current changes, net                                               2,096             1,735
     (Gain) loss on sale of fixed assets                                      637            (3,970)
                                                                         --------          --------
                                                                           14,737            16,614
                                                                         --------          --------
     Net cash provided by operating activities                             14,746            19,599

Cash flows from investing activities:
  Release of cash and cash equivalents - restricted                        11,174              --
  Cash proceeds from sale of equipment                                        165            11,458
  Purchase of vessels, terminals and equipment                             (3,796)           (2,408)
                                                                         --------          --------
     Net cash provided by investing activities                              7,543             9,050
                                                                         --------          --------
Cash flows from financing activities:
  Payment of long-term debt                                                (9,605)           (7,100)
  Borrowings under revolving credit facility                                 --              14,908
  Repayments of borrowing under revolving credit facilities                  --             (25,481)
  Proceeds from exercise of stock options                                     129                --
  Purchase of treasury stock                                               (2,810)           (1,658)
  Dividends declared and paid                                              (2,299)           (2,430)
                                                                         --------          --------
     Net cash provided by (used in) financing activities                  (14,585)          (21,761)
                                                                         --------          --------
Net increase in cash and cash equivalents                                   7,704             6,888
Cash and cash equivalents at beginning of period                           13,232             1,214
                                                                         --------          --------
Cash and cash equivalents at end of period                               $ 20,936          $  8,102
                                                                         ========          ========



See notes to financial statements

                                 MARITRANS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000



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

2.      Earnings per Common Share
        The following data show the amounts used in computing basic and diluted earnings per share ("EPS"):

                                                                     Three Months Ended            Six Months Ended
                                                                          June 30,                      June 30,
                                                                    2000            1999           2000           1999
                                                                    ----            ----           ----           ----
                                                                           (000's)                       (000's)
       Income available to common stockholders
            used in basic EPS                                     $    76         $   900        $     9        $ 2,985

       Weighted average number of common
           shares used in basic EPS                                11,018          11,788         11,229         11,902

       Effect of dilutive securities:
           Stock options and restricted shares                        334             132            279            125

       Weighted number of common shares
           and dilutive potential common
           stock used in diluted EPS                               11,352          11,920         11,508         12,027

3.      Income Taxes
        The Company's effective tax rate differs from the federal statutory rate due primarily to state income taxes and certain nondeductible items.

4.      Share Buyback Program
        On February 9, 1999, the Board of Directors authorized a share buyback program for the acquisition of up to one million shares of the Company's common stock. This amount represented approximately 8 percent of the
        12.1 million shares outstanding at the beginning of the program. In February 2000, the Board of Directors authorized the acquisition of an additional one million shares in the program. As of June 30, 2000, 1,101,700 shares have been repurchased under the plan and were financed from internally generated funds.

5.      Corporate Relocation and Downsizing
        In September 1999, the Company announced its intent to relocate the corporate headquarters from Philadelphia, PA to Tampa, FL. In April 2000, this move occurred. The Company expenses costs associated with the move as incurred. As of June 30, 2000 the Company has incurred $0.6 million of costs associated with the move. Also, in September 1999, the Company announced a reduction in its shoreside staff. The Company accrued $0.9 million of severance costs in September 1999 for the cash benefits to be paid to the employees who were terminated. Of this amount, approximately $0.7 million has been paid through June 30, 2000.

6.      Sale of Assets
        In June 2000, the Company sold real estate and equipment located in Philadelphia, PA. The proceeds of the sale totaled $1.75 million of which $1.575 million was received in the form of a note. The pre-tax loss on the sale was $0.7 million and is included in other income in the statement of income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Information
Some of the statements in this Form 10-Q (the "10-Q") constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including statements made with respect to present or anticipated utilization, future revenues and customer relationships, capital expenditures, future financings, and other statements regarding matters that are not historical facts and involve predictions. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, growth, performance, earnings per share or achievements to be materially different from any future results, levels of activity, growth, performance, earnings per share or achievements expressed in or implied by such forward-looking statements.

The forward-looking statements included in this 10-Q relate to future events or the Company's future financial performance. In some cases, the reader can identify forward-looking statements by terminology such as "may," "believe," "future," "potential," "estimate," "expect," "intend," "plan," "through," "provide," "meet," "allow," "represent," "result," "seek," "increase," "work," "perform," "make," "continue," "will," "include," or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on the Company's current plans or assessments that we believe are reasonable as of the date of this 10-Q. Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecast, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the factors outlined in this 10-Q and general financial, economic, environmental and regulatory conditions affecting the oil and marine transportation industries in general. These factors may cause the Company's actual results to differ materially from any forward-looking statement. Given such uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements.

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

Results of Operations

Three Month Comparison

Revenue in the second quarter of 2000 was $28.1 million compared to $39.8 million in the second quarter of 1999, a decrease of $11.7 million or 29.4 percent. Revenue in the quarter decreased $10.4 million as a result of the thirty-one vessels and the petroleum storage terminals that were sold in 1999. Revenue on the remaining fleet was impacted by a decrease in utilization compared to the same fleet in the second quarter of 1999. Although barrels of cargo transported increased from 46.7 million in the second quarter of 1999 to
47.5 million in the second quarter of 2000, for the remaining comparable fleets, vessel utilization decreased. Vessel utilization, as measured by revenue days divided by calendar days available, decreased from 89 percent in the second quarter of 1999 to 81.5 percent in the second quarter of 2000. This decrease was the result of vessels being out of service in the quarter, two for normal maintenance and the OCEAN 244 for its double hull rebuild. The OCEAN 244 will continue to be out of service in the third quarter. The average daily rate charged to customers increased over the comparable period in 1999 primarily due to increased fuel costs, discussed in operating expenses below, most of which the Company was able to pass through to customers under its contractual agreements.

Total operating expenses in the second quarter of 2000 were $26.7 million compared to $37.1 million in the second quarter of 1999, a decrease of $10.4 million or 28 percent. This decrease was due primarily to the sale of assets discussed above. Offsetting this decrease was an increase in fuel expense for fuel used on the vessels. The average price per gallon in the second quarter of 2000 was significantly higher than in the second quarter of 1999. The increased fuel costs were offset by decreases in maintenance costs and overhead costs in the second quarter of 2000 compared to the second quarter of 1999 for the remaining fleet. In addition, the Company incurred $0.2 million in relocation costs in the current quarter for the move of the corporate headquarters from Philadelphia, PA to Tampa, FL.

Operating income decreased as a result of the aforementioned changes in revenue and expenses.

Other income includes interest income of $1.0 million offset by a pre-tax loss on the sale of Philadelphia real estate and equipment of $0.7 million.

Net income for the second quarter of 2000 decreased compared to the second quarter of 1999 due to the aforementioned changes in revenue and expenses.

Six Month Comparison

Revenue for the six months ended June 30, 2000 was $58.7 million compared to $78.2 million for the six months ended June 30, 1999, a decrease of $19.5 million or 24.9 percent. Revenue for the six months ended June 30, 2000 decreased $22.2 million due to the sale of assets discussed above. This decrease was offset by an increase in revenue on the remaining fleet in the same period. The average daily rate charged to customers increased compared to the same period in 1999. This increase was primarily the result of an increase in fuel costs, discussed in operating expenses below, that the Company was able to pass through to its customers under its contractual agreements. Although barrels of cargo transported increased from 87.7 million to 96.0 million, vessel utilization decreased. Overall vessel utilization, including changes in the fleet, as measured by revenue days divided by calendar days available, decreased from 88.0 percent in the first half of 1999 to 86.4 percent for the first half of 2000. This decrease is due to the shipyard schedules for the vessels, which consisted of vessels that were in the shipyard for normal maintenance and the OCEAN 244 which was in the shipyard for the entire second quarter of 2000 undergoing its double hull rebuild.

Total operating expenses for the six months ended June 30, 2000 were $56.7 million compared to $74.0 for the six months ended June 30, 1999, a decrease of $17.3 million or 23 percent due primarily to the sale of assets in 1999 discussed above. The cost of fuel used on the vessels increased because the average fuel price per gallon was significantly higher than in the same period of 1999. The increased fuel costs were offset by decreases in maintenance costs and overhead costs for the comparable six month periods for the remaining fleet. Relocation costs for moving the corporate headquarters from Tampa, FL to Philadelphia, PA were $0.6 million in 2000.

Operating income decreased as a result of the aforementioned changes in revenue and expenses.

Other income includes interest income of $2.0 million offset by a pre-tax loss on the sale of Philadelphia real estate and equipment of $0.7 million. Other income for the first six months of 1999 includes a gain of $3.7 million, net of noncash adjustments, on the disposition of five vessels. These vessels consisted of two tug and barge units, which were working in Puerto Rico and a tugboat working on the Atlantic Coast.

Net income for the first six months of 2000 decreased compared to the first six months of 1999 due to the aforementioned changes in revenue and expenses.

Liquidity and Capital Resources
For the six months ended June 30, 2000, funds provided by operating activities were sufficient to meet debt service obligations and loan agreement restrictions, to make capital acquisitions and improvements and to allow Maritrans Inc. to pay a dividend of $0.10 per common share in the current quarter. The ratio of total debt to the sum of total debt and stockholders equity was 0.45:1 at June 30, 2000.

Management believes that in 2000, funds provided by operating activities, augmented by financing and investing transactions, will be sufficient to finance operations, anticipated capital expenditures, lease payments and required debt repayments. While dividends were paid quarterly in each of the last two years, there can be no assurances that dividend payments will continue.

On February 9, 1999, the Board of Directors authorized a share buyback program for the acquisition of up to one million shares of the Company's common stock. This amount represented approximately 8 percent of the 12.1 million shares outstanding at the beginning of the program. In February 2000, the Board of Directors authorized the acquisition of an additional one million shares in the program. As of June 30, 2000, 1,101,700 shares have been repurchased under the plan and have been financed from internally generated funds. The Company intends to hold the majority of the repurchased shares as treasury stock, although some shares will be used for employee compensation plans and others may be used for acquisition currency and/or other corporate purposes.

On July 30, 1999, the Company awarded a contract to rebuild a second large single hull barge, the OCEAN 244, to a double hull configuration. The rebuild is expected to have a total cost of approximately $12 million. As of June 30, 2000, $7.2 million has been paid to the shipyard contractor. The vessel went into the shipyard late in the first quarter of 2000 and is expected to return to service early in the fourth quarter of 2000. The Company has been and expects to continue financing this project from internally generated funds.

In September 1999, the Company announced its intent to relocate the corporate headquarters from Philadelphia, PA to Tampa, FL. In April 2000, this move occurred. Although most of the employees who are relocating have moved as of June 30, 2000, some employees will be moving in the third quarter of 2000. As of June 30, 2000, the Company has incurred $0.6 million of costs associated with the move. These costs will continue to be incurred into the third quarter of 2000. The Company maintains a Philadelphia office that supports the lightering operations.

Also in September 1999, the Company announced a reduction in its shoreside staff. The Company accrued $0.9 million of severance costs in September 1999 for the cash benefits to be paid to the employees who were terminated. At June 30, 2000, approximately $0.7 million of the severance costs have been paid to the terminated employees.

Debt Obligations and Borrowing Facility
At June 30, 2000, the Company had $74.0 million in total outstanding debt, secured by mortgages on most of the fixed assets of the Company. The current portion of this debt at June 30, 2000 was $7.8 million.

In 1997, Maritrans entered into a multi-year revolving credit facility for amounts up to $33 million with Mellon Bank, N.A. that are collateralized by mortgages on tankers. In 2000, this facility was extended to October 30, 2002. At June 30, 2000, $19.5 million was outstanding under this facility.

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

                In an Order dated October 29, 1997, the United States Court of Federal Claims held that, at the time Maritrans built or acquired its single-hulled tank barges, it could not have reasonably anticipated that double hulls would be required within the working lifetime of the vessels. This Order cleared the way for further proceedings which will determine whether OPA's double-hull requirements constitute a taking, and, if so, the amount of compensation to be paid to Maritrans. The written opinion of this Order was handed down on April 24, 1998. On April 30, 1999, the Court ruled that the case was ripe only with respect to vessels that OPA had forced out of service, which would include vessels that Maritrans had sold, scrapped or rebuilt.

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

ITEM 6.         Exhibits and Reports on Form 8-K
                --------------------------------

(a)             Exhibits
                No. 27 - Financial Data Schedule.

(b)             Reports on Form 8-K

                (1) No reports on Form 8-K were filed during the quarter ended
                    June 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                MARITRANS INC.
                                                (Registrant)




By: /s/       H. William Brown             Dated: August 11, 2000
    -----------------------------------
              H. William Brown
          Chief Financial Officer
        (Principal Financial Officer)







By: /s/      Walter T. Bromfield           Dated: August 11, 2000
    -----------------------------------
             Walter T. Bromfield
           Treasurer and Controller
        (Principal Accounting Officer)

EXHIBIT INDEX


Exhibit                                                              Page Number
-------                                                              -----------
27              Financial Data Schedule                                       --