Form 10-Q
period 2000-09-30
MARITRANS INC /DE/
filed 2000-11-13
CIK 810113

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

 _X_ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2000
                               ------------------

                                       or

___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to ____________

Commission File Number  1-9063
                       -------

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

                                TWO HARBOUR PLACE
                             302 KNIGHTS RUN AVENUE
                                   SUITE 1200
                              TAMPA, FLORIDA 33602
                              --------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

                                Yes _X_   No ___

                 Common Stock $.01 par value, 10,972,055 shares
                       outstanding as of November 10, 2000

                                 MARITRANS INC.
                                      INDEX



                                                                                                                       Page
                                                                                                                       ----
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets - September 30, 2000 and December 31, 1999 .....................3

                  Condensed Consolidated Statements of Operations - Three months ended September 30, 2000 and 1999 ..................................................................4

                  Condensed Consolidated Statements of Operations - Nine months ended September 30,
                    2000 and 1999.......................................................................................5

                  Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2000 and 1999 .................................................................6

                  Notes to Condensed Consolidated Financial Statements .................................................7

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations ...............10


PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings ...................................................................................16

Item 6.           Exhibits and Reports on Form 8-K ....................................................................17


SIGNATURES ............................................................................................................18

                          PART I: FINANCIAL INFORMATION

                                 MARITRANS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ($000)

                                                            SEPTEMBER 30,     DECEMBER 31,
                                                                2000             1999
                                                             -----------        --------
                                                             (Unaudited)        (Note 1)

ASSETS

Current assets:
     Cash and cash equivalents                                $ 28,910          $ 13,232
     Cash and cash equivalents - restricted                     10,300            21,000
     Trade accounts receivable                                  12,227            14,676
     Other accounts receivable                                   4,837             5,782
     Inventories                                                 3,456             3,355
     Deferred income tax benefit                                 4,003             4,013
     Prepaid expenses                                            2,989             3,101
                                                              --------          --------
          Total current assets                                  66,722            65,159

Vessels and equipment                                          284,940           278,471
     Less accumulated depreciation                             129,510           119,013
                                                              --------          --------
          Net vessels and equipment                            155,430           159,458

Notes receivable                                                 4,840             3,692
Other                                                           11,136            22,712
                                                              --------          --------

          Total assets                                        $238,128          $251,021
                                                              ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Debt due within one year                                 $  7,861          $  7,773
     Trade accounts payable                                      1,047             1,686
     Accrued interest                                            2,104             1,203
     Accrued shipyard cost                                       7,821             6,961
     Accrued wages and benefits                                  4,051             2,727
     Other accrued liabilities                                   4,420             9,651
                                                              --------          --------
          Total current liabilities                             27,304            30,001

Long-term debt                                                  68,336            75,861
Deferred shipyard costs                                         11,730            10,442
Other liabilities                                                4,557             4,095
Deferred income taxes                                           35,925            35,925

Stockholders' equity                                            90,276            94,697
                                                              --------          --------

          Total liabilities and stockholders' equity          $238,128          $251,021
                                                              ========          ========

See notes to financial statements.

                                 MARITRANS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        ($000, EXCEPT PER SHARE AMOUNTS)



                                                      JULY 1 TO              JULY 1 TO
                                                 SEPTEMBER 30, 2000      SEPTEMBER 30, 1999
                                                 ------------------      ------------------

Revenues                                             $ 32,744                $ 39,185

     Costs and expenses:
         Operation expense                             17,663                  22,637
         Maintenance expense                            3,744                   6,957
         General and administrative                     2,354                   2,613
         Depreciation and amortization                  4,299                   5,223
                                                     --------                --------

         Total operating expense                       28,060                  37,430
                                                     --------                --------

     Operating income                                   4,684                   1,755

     Interest expense                                  (1,478)                 (1,623)
     Other income (loss), net                           1,067                  (4,829)
                                                     --------                --------

     Income (loss) before income taxes                  4,273                  (4,697)

     Income tax provision (benefit)                     1,565                  (1,788)
                                                     --------                --------

     Net income (loss)                               $  2,708                $ (2,909)
                                                     ========                ========

     Basic earnings (loss) per share                 $   0.25                $  (0.25)
     Diluted earnings (loss) per share               $   0.24                $  (0.25)
     Dividends declared per share                    $   0.10                $   0.10


See notes to financial statements.

                                 MARITRANS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        ($000, EXCEPT PER SHARE AMOUNTS)



                                                  JANUARY 1 TO            JANUARY 1 TO
                                               SEPTEMBER 30, 2000      SEPTEMBER 30, 1999
                                               ------------------      ------------------

Revenues                                           $  91,468                $ 117,417

     Costs and expenses:
         Operation expense                            51,638                   66,611
         Maintenance expense                          13,800                   21,869
         General and administrative                    6,459                    7,435
         Depreciation and amortization                12,856                   15,512
                                                   ---------                ---------

         Total operating expense                      84,753                  111,427
                                                   ---------                ---------

     Operating income                                  6,715                    5,990

     Interest expense                                 (4,791)                  (5,170)
     Other income (loss), net                          2,458                     (687)
                                                   ---------                ---------

     Income before income taxes                        4,382                      133

     Income tax provision                              1,665                       57
                                                   ---------                ---------

     Net income                                    $   2,717                $      76
                                                   =========                =========

     Basic earnings per share                      $    0.25                $    0.01
     Diluted earnings per share                    $    0.24                $    0.01
     Dividends declared per share                  $    0.30                $    0.30


See notes to financial statements.

                                 MARITRANS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                     ($000)

                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                                   2000                   1999
                                                                                 --------------------------------
Cash flows from operating activities:
     Net income                                                                  $  2,717                $     76
     Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
          Depreciation and amortization                                            12,856                  15,512
          Deferred income tax provision                                                10                    (615)
          Stock compensation                                                          770                     682
          Changes in receivables, inventories and prepaid expenses                  3,562                   6,019
          Changes in current liabilities, other than debt                          (2,785)                  3,468
          Non-current changes, net                                                  2,534                   1,489
          (Gain) Loss on sale of fixed assets                                         637                   1,493
                                                                                 --------                --------
                                                                                   17,584                  28,048
                                                                                 --------                --------

          Net cash provided by operating activities                                20,301                  28,124

Cash flows from investing activities:
     Release of cash and cash equivalents - restricted                             21,548                      --
     Cash proceeds from sale of equipment                                             165                  21,136
     Purchase of vessels, terminals and equipment                                 (10,991)                 (4,594)
                                                                                 --------                --------

          Net cash provided by investing activities                                10,722                  16,542
                                                                                 --------                --------

Cash flows from financing activities:
     Payment of long-term debt                                                     (7,437)                (10,776)
     Borrowings under revolving credit facility                                     2,500                  14,908
     Repayments of borrowing under revolving credit facilities                     (2,500)                (25,481)
     Proceeds from exercise of stock options                                          129                      --
     Purchase of treasury stock                                                    (4,617)                 (2,458)
     Dividends declared and paid                                                   (3,420)                 (3,621)
                                                                                 --------                --------

          Net cash provided by (used in) financing activities                     (15,345)                (27,428)
                                                                                 --------                --------

Net increase in cash and cash equivalents                                          15,678                  17,238
Cash and cash equivalents at beginning of period                                   13,232                   1,214
                                                                                 --------                --------

Cash and cash equivalents at end of period                                       $ 28,910                $ 18,452
                                                                                 ========                ========

Noncash investing and financing activities
   Borrowings under long-term debt for purchase of vessel                              --                $  4,947
   Note receivable from sale of property                                         $  1,575                      --


See notes to financial statements

                                 MARITRANS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000



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

2.       EARNINGS PER COMMON SHARE

         The following data shows the amounts used in computing basic and diluted earnings per share ("EPS"):

                                                        Three Months Ended                       Nine Months Ended
                                                           September 30,                           September 30,
                                                     2000                1999                 2000                1999
                                                     ----                ----                 ----                ----
                                                              (000's)                                 (000's)
Income available to common stockholders
     used in basic EPS                             $  2,708            $ (2,909)            $  2,717            $     76

Weighted average number of common
    shares used in basic EPS                         10,755              11,577               11,082              11,810

Effect of dilutive securities:
    Stock options and restricted shares                 304                  --                  288                 113

Weighted number of common shares
    and dilutive potential common
    stock used in diluted EPS                        11,059              11,577               11,370              11,923


3.       INCOME TAXES

         The Company's effective tax rate differs from the federal statutory rate due primarily to state income taxes and certain nondeductible items.

4.       SHARE BUYBACK PROGRAM

         On February 9, 1999, the Board of Directors authorized a share buyback program for the acquisition of up to one million shares of the Company's common stock. This amount represented approximately 8 percent of the 12.1 million shares outstanding at the beginning of the program. In February 2000, the Board of Directors authorized the acquisition of an additional one million shares in the program. As of September 30, 2000, 1,411,700 shares have been repurchased under the plan and were financed from internally generated funds.

5.       CORPORATE RELOCATION AND DOWNSIZING

         In September 1999, the Company announced its intent to relocate the corporate headquarters from Philadelphia, PA to Tampa, FL. In April 2000, this move occurred. The Company expenses costs associated with the move as incurred. As of September 30, 2000 the Company has incurred $1.1 million of costs associated with the move. Also, in September 1999, the Company announced a reduction in its shoreside staff. The Company accrued $0.9 million of severance costs in September 1999 for the cash benefits to be paid to the employees who were terminated. Of this amount, approximately $0.8 million has been paid through September 30, 2000.

6.       SALE OF ASSETS

         In June 2000, the Company sold real estate and equipment located in Philadelphia, PA. The sales price totaled $1.75 million of which $1.58 million was received in the form of a note. The pre-tax loss on the sale was $0.7 million and is included in other income in the statement of operations.

7.       IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Company will adopt Statement 133 on January 1, 2001, and the effect of adoption will not have a material effect on the Company.

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

Results of Operations

Three Month Comparison

Revenue in the third quarter of 2000 was $32.7 million compared to $39.2 million in the third quarter of 1999, a decrease of $6.5 million or 16.6 percent. Although revenue in the quarter decreased $9.7 million as a result of the thirty-one vessels and the petroleum storage terminals that were sold in 1999, revenue for the remaining fleet for the comparable periods increased $3.2 million. This increase resulted from both high utilization on the operating vessels and increased daily rates charged to customers. Vessel utilization, as measured by revenue days divided by calendar days available, for the remaining comparable fleets decreased from 87.8 percent in the third quarter of 1999 to
86.7 percent in the third quarter of 2000. The overall decrease was the result of the OCEAN 244 being out of service in the quarter for its double hull rebuild, which will continue into late in the fourth quarter. Excluding the OCEAN 244, utilization for the operating vessels was 93.0 percent. Barrels of cargo transported increased from 46.2 million in the third quarter of 1999 to
49.0 million in the third quarter of 2000 for the comparable fleets. More capacity is expected to be out of service for shipyardings in the fourth quarter than was experienced in the third quarter, which the Company believes will result in lower utilization. The average daily rate increased over the comparable period in 1999 due primarily to increased fuel costs, discussed in operating expenses below, for the amounts the Company was able to pass through to customers under its contractual agreements. A small portion of the increase in daily rates was due to an increase in the overall market rates, which began late in the quarter and is expected to continue through the remainder of 2000.

Total operating expenses in the third quarter of 2000 were $28.1 million compared to $37.4 million in the third quarter of 1999, a decrease of $9.3 million or 24.9 percent. This decrease was due primarily to the sale of assets discussed above. In addition, shoreside related expenses decreased as a result of the reduction in shoreside staff in 1999. In September 1999, the Company had recorded a severance expense of $0.9 million for these employees. Maintenance expense decreased as a result of the reduction in fleet size and the impact of the rebuilding of the single-hulled barges to double-hulled barges, which allows certain procedures to be performed while the vessel is in the shipyard for its double-hulling. Offsetting the above decreases in operating expenses was an increase in fuel expense for fuel used on the vessels. The average price per gallon in the third quarter of 2000 increased 74% compared to the third quarter of 1999. Under its contractual agreements, the Company was able to pass through to customers some of these fuel costs. The Company incurred $0.5 million in relocation costs in the current quarter for the move of the corporate headquarters from Philadelphia, PA to Tampa, FL.

Operating income increased as a result of the aforementioned changes in revenue and expenses. Other income includes interest income of $1.0 million. Other income for the third quarter 1999 included a loss of $5.9 million on the sale of the Company's two petroleum storage terminals during that quarter.

Net income for the third quarter of 2000 increased compared to the third quarter of 1999 due to the aforementioned changes in revenue, expenses and other income.

Nine Month Comparison

Revenue for the nine months ended September 30, 2000 was $91.4 million compared to $117.4 million for the nine months ended September 30, 1999, a decrease of $26.0 million or 22.1 percent. Although revenue in the nine months decreased $31.8 million as a result of the thirty-one vessels and the petroleum storage terminals that were sold in 1999, revenue for the remaining fleet for the comparable periods increased $5.8 million. This revenue increase resulted from increases in both the utilization of the operating vessels and in the average daily rates charged to customers. Vessel utilization, as measured by revenue days divided by calendar days available, decreased from 88.0 percent for the nine months ended September 30, 1999 to 86.5 percent for the nine months ended September 30, 2000 for the remaining comparable fleets. The overall decrease was the result of the OCEAN 244 being out of service for six months through September 30, 2000, for its double hull rebuild. The rebuild will continue into late in the fourth quarter. The operating vessels experienced high utilization during the period. Excluding the OCEAN 244, utilization for the operating vessels was 90.4 percent. Barrels of cargo transported increased from 133.9 million for the nine months ended September 30, 1999 to 145.0 million for the nine months ended September 30, 2000 for the remaining comparable fleets. The average daily rate increased over the comparable period in 1999 due primarily to increased fuel costs, discussed in operating expenses below, for amounts the Company was able to pass through to customers under its contractual agreements. Late in the period, overall market rates began to increase. This was due to the amount of capacity already under contract to major oil companies and to low distillate inventories in the United States, particularly heating oil in the Northeast, both of which have raised rates for available Jones Act capacity. The Company expects the strong market rates to continue and to have a positive impact on the Company's revenue.

Total operating expenses for the nine months ended September 30, 2000 were $84.8 million compared to $111.4 million for the nine months ended September 30, 1999, a decrease of $26.6 million or 23.9 percent.

This decrease was due primarily to the sale of assets discussed above. In addition, shoreside related expenses decreased as a result of the reduction in shoreside staff in 1999. In September 1999, the Company recorded a severance charge of $0.9 million for these employees. Maintenance expense decreased as a result of the reduction in fleet size and the impact of the rebuilding of the single-hulled barges to double-hulled barges, which allows certain procedures to be performed while the vessel is in the shipyard for its double-hulling. Offsetting these decreases in operating expenses was an increase in fuel expense for fuel used on the vessels. The year to date average price per gallon at September 30, 2000 increased 79% compared to the same period in 1999. Based on market expectations of oil prices continuing at or above $30 per barrel, the Company believes that its fuel costs will continue at rates higher than those in 1999 were. Some of this increase in fuel costs was passed through to customers under contractual agreements. The Company incurred $1.1 million in relocation costs through September 30, 2000 for the move of the corporate headquarters from Philadelphia, PA to Tampa, FL in 2000.

Operating income increased as a result of the aforementioned changes in revenue and expenses.

Other income includes interest income of $3.0 million offset by a pre-tax loss on the sale of Philadelphia real estate and equipment of $0.7 million. Other income for the nine months ended September 30, 1999 included a loss of $1.5 million on the disposition of five vessels and two petroleum storage terminals.

Net income for the nine months ended September 30, 2000 increased compared to the nine months ended September 30, 1999 due to the aforementioned changes in revenue, expenses and other income.

Liquidity and Capital Resources

For the nine months ended September 30, 2000, funds provided by operating activities were sufficient to meet debt service obligations and loan agreement restrictions, to make capital acquisitions and improvements and to allow Maritrans Inc. to pay a dividend of $0.10 per common share in the current quarter. The ratio of total debt to the sum of total debt and stockholders equity was 0.46:1 at September 30, 2000.

Management believes that in 2000, funds provided by operating activities, augmented by financing and investing transactions, will be sufficient to finance operations, anticipated capital expenditures, lease payments and required debt repayments. While dividends were paid quarterly in each of the last two years, there can be no assurances that dividend payments will continue.

On February 9, 1999, the Board of Directors authorized a share buyback program for the acquisition of up to one million shares of the Company's common stock. This amount represented approximately 8 percent of the 12.1 million shares outstanding at the beginning of the program. In February 2000, the Board of Directors authorized the acquisition of an additional one million shares in the program. As of September 30, 2000, 1,411,700 shares have been repurchased under the plan and have been financed from internally generated funds. The Company intends to hold the majority of the repurchased shares as treasury stock, although some shares will be used for employee compensation plans and others may be used for acquisition currency and/or other corporate purposes.

On July 30, 1999, the Company awarded a contract to rebuild a second large single hull barge, the OCEAN 244, to a double hull configuration. The rebuild is expected to have a total cost of approximately $12 million. As of September 30, 2000, $10.4 million has been paid to the shipyard contractor. The vessel went into the shipyard late in the first quarter of 2000 and is expected to return to service late in the fourth quarter of 2000. The Company has been and expects to continue financing this project from internally generated funds.

On August 17, 2000, the Company awarded a contract to rebuild a third large single hull barge, the OCEAN CITIES, to a double hull configuration at an expected total cost of approximately $15.5 million. As of September 30, 2000, $2.7 million has been paid to the shipyard contractor for prefabrication and other advance design work. The Company has been and expects to continue financing this project from internally generated funds.

In September 1999, the Company announced its intent to relocate the corporate headquarters from Philadelphia, PA to Tampa, FL. In April 2000, this move occurred. Most of the costs related to this move have been incurred as of September 30, 2000. Amounts incurred to that date are $1.1 million. The Company maintains an office in the Philadelphia area that supports the lightering operations.

Also in September 1999, the Company announced a reduction in its shoreside staff. The Company accrued $0.9 million of severance costs in September 1999 for the cash benefits to be paid to the employees who were terminated. At September 30, 2000, approximately $0.8 million of the severance costs have been paid to the terminated employees.

Debt Obligations and Borrowing Facility

At September 30, 2000, the Company had $76.2 million in total outstanding debt, secured by mortgages on most of the fixed assets of the Company. The current portion of this debt at September 30, 2000 was $7.9 million.

In 1997, Maritrans entered into a multi-year revolving credit facility for amounts up to $33 million with Mellon Bank, N.A. that are collateralized by mortgages on tankers. In 2000, this facility was extended to October 30, 2002. At September 30, 2000, $22.0 million was outstanding under this facility.

Impact of Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Company will adopt Statement 133 on January 1, 2001, and the effect of adoption will not have a material effect on the Company.

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

         In April 1999, the Court ruled that the case was ripe only with respect to vessels that OPA had forced out of service, which would include vessels that Maritrans had sold, scrapped or rebuilt. Maritrans alleges that the value of these assets, for which compensation is currently due, is approximately $100 million. The trial regarding these vessels will determine whether the double hull requirement is a taking, and if so, the amount of damages due Maritrans. The trial is scheduled to begin in January, 2001.

ITEM 6.         Exhibits and Reports on Form 8-K
                --------------------------------

(a)             Exhibits
                No. 27 - Financial Data Schedule.

(b)             Reports on Form 8-K

                (1) No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   MARITRANS INC.
                                                    (Registrant)




By:  /s/       H. William Brown             Dated: November 13, 2000
     -----------------------------------
              H. William Brown
          Chief Financial Officer
        (Principal Financial Officer)







By:  /s/      Walter T. Bromfield           Dated: November 13, 2000
     -----------------------------------
             Walter T. Bromfield
           Treasurer and Controller
        (Principal Accounting Officer)

EXHIBIT INDEX


Exhibit                                                             Page Number
-------                                                             -----------

27              Financial Data Schedule                                      --