Form 10-K
period 2000-12-31
MARITRANS INC /DE/
filed 2001-03-19
CIK 810113

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                             ---------------------
                                   FORM 10-K
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the Fiscal Year Ended December 31, 2000
                                       or
[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934
For the Transition Period from _______ to _______

Commission File Number 1-9063
                             ---------------------
                                MARITRANS INC.
            (Exact name of registrant as specified in its charter)

            DELAWARE                                     51-0343903
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


             TWO HARBOUR PLACE
          302 KNIGHTS RUN AVENUE
               TAMPA, FLORIDA                                   33602
  (Address of principal executive offices)                   (Zip Code)


    Registrant's telephone number, including area code     (813) 209-0600
Securities registered pursuant to Section 12(b) of the Act:

           Title of Each Class         Name of Each Exchange on Which Registered
Common Stock, Par Value $.01 Per Share           New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 8, 2001, the aggregate market value of the common stock held by non-affiliates of the registrant was $87,366,958. As of March 8, 2001, Maritrans Inc. had 10,638,155 shares of common stock outstanding.

                       Documents Incorporated By Reference

Part III incorporates information by reference from the registrant's Proxy Statement for Annual Meeting of Stockholders to be held on May 3, 2001.

                     Exhibit Index is located on page 36.
================================================================================

                                   MARITRANS INC.
                                  TABLE OF CONTENTS



                                                 PART I
Item 1.        Business .....................................................................     1
Item 2.        Properties ...................................................................     7
Item 3.        Legal Proceedings ............................................................     7
Item 4.        Submission Of Matters To A Vote Of Security Holders ..........................     8
                                                 PART II
Item 5.        Market For The Registrant's Common Equity And Related Stockholder Matters ....     9
Item 6.        Selected Financial Data ......................................................    10
Item 7.        Management's Discussion And Analysis Of Financial Condition And Results Of
               Operations ...................................................................    10
Item 8.        Financial Statements & Supplemental Data .....................................    17
Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial
               Disclosure ...................................................................    33
                                                PART III
Item 10.       Directors and Executive Officers of the Registrant ...........................    33
Item 11.       Executive Compensation .......................................................    34
Item 12.       Security Ownership of Certain Beneficial Owners and Management ...............    34
Item 13.       Certain Relationships and Related Transactions ...............................    34
                                                 PART IV
Item 14.       Exhibits, Financial Statement Schedules And Reports On Form 8-K ..............    35
Signatures      .............................................................................    39

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

     Historical. Maritrans' predecessor was founded in the 1850's and incorporated in 1928 under the name Interstate Oil Transport Company. Interstate Oil Transport Company was one of the first tank barge operators in the United States, with a fleet which increased in size and capacity as United States consumption of petroleum products increased. On December 31, 1980, the predecessor operations and tugboat and barge affiliates were acquired by Sonat Inc. ("Sonat"). On April 14, 1987, the Partnership acquired the tug and barge business and related assets from Sonat. On March 31, 1993, the limited partners of the Partnership voted on a proposal to convert the Partnership to a corporation (the "Conversion"). The proposal was approved and on April 1, 1993, Maritrans Inc., then a newly formed Delaware corporation, succeeded to all assets and liabilities of the Partnership. The holders of general and limited partnership interests in the Partnership and in the Operating Partnership were issued shares of Common Stock in exchange for their partnership interest representing substantially the same percentage equity interest, directly or indirectly, in the Registrant as they had in the Partnership. Each previously held Unit of Limited Partnership Interest in the Partnership was exchanged for one share of Common Stock of the Registrant.

     Overview. Since 1981, Maritrans and its predecessors have transported annually over 189 million barrels of crude oil and refined petroleum products. The Company operates a fleet of oil tankers, tank barges and tugboats. Its largest barge has a capacity of approximately 380,000 barrels and its current operating cargo fleet capacity aggregates approximately 3.6 million barrels.

     Demand for Maritrans' services is dependent primarily upon general demand for petroleum and petroleum products in the geographic areas served by its vessels. Management believes that United States petroleum consumption, and particularly consumption on the Gulf and Atlantic Coasts, is a significant indicator of demand for the Company's services. Increases in product consumption generally increase demand for services; conversely, decreases in consumption generally lessen demand for services.

     Management also believes that the level of domestic consumption of imported refined products is also significant to the Company's business. Imported refined petroleum products generally can be shipped on foreign-flag vessels directly into the United States ports for storage, distribution and eventual consumption. These shipments reduce the need for domestic marine transportation service providers such as Maritrans to carry products from United States refineries to such ports. Operations directly supporting clean oil transportation are located in Tampa, Florida, and provide marine transportation services for petroleum products from refineries located in Texas, Louisiana, Mississippi and Puerto Rico to distribution points along the Gulf and Atlantic Coasts, generally south of Cape Hatteras, North Carolina and particularly into Florida. Operations directly supporting lightering services for large tankers are located in the Philadelphia area. Lightering is a process of off-loading crude oil or petroleum products from deeply laden inbound tankers into smaller tankers and/or barges. This enables the tanker to navigate draft-restricted rivers and ports to discharge cargo at a refinery or storage and distribution terminal.

     In 1999, the Company sold various assets. The assets sold consisted of two small tug and barge units working in Puerto Rico, petroleum storage terminals in Philadelphia, PA and Salisbury, MD and twenty-seven of the smaller tugboats and tank barges working primarily in the Northeastern United States. These asset sales are discussed in greater detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Sales and Marketing

     Maritrans provides marine transportation services primarily to integrated oil companies, independent oil companies and petroleum distributors in the southern and eastern United States. The Company monitors the supply and distribution patterns of its actual and prospective customers and focuses its efforts on providing services that are responsive to the current and future needs of these customers.

     The Company relies primarily on direct sales efforts. Business is done on both a term contract basis and a spot market basis. The Company strives to maintain an appropriate mix of contracted business, based on current market conditions.

     In light of the potential liabilities of oil companies and other shippers of petroleum products under the Oil Pollution Act of 1990 ("OPA") and analogous state laws, management believes that some shippers have begun to select transporters in larger measure than in the past on the basis of a demonstrated record of safe operations. Maritrans believes that the measures it has implemented in the last ten years to promote higher quality operations and its longstanding commitment to safe transportation of petroleum products benefit its marketing efforts with these shippers. In July 1998, all of Maritrans' vessels received ISM (International Safety Management) certification, which is an international requirement for all tankers. Maritrans voluntarily undertook tug and barge certification as well. Maritrans continues to maintain these certifications.

     In 2000, approximately 87 percent of the Company's revenues were generated from 10 customers. Contracts with Sunoco Inc., Marathon Ashland Petroleum and Chevron accounted for approximately 24 percent, 18 percent, and 12 percent, respectively, of the Company's revenue. During 2000, contracts were renewed with some of the Company's' larger customers. There could be a material effect on Maritrans if any of these customers were to cancel or terminate their various agreements with the Company. However, management believes that cancellation or termination of all its business with any of its larger customers is unlikely.

Competition and Competitive Factors

     Overview. The maritime petroleum transportation industry is highly competitive. The Jones Act, a federal law, restricts United States point-to-point maritime shipping to vessels built in the United States, owned by U.S. citizens and manned by U.S. crews. In Maritrans' market areas, its primary direct competitors are the operators of U.S. flag oceangoing barges and U.S. flag tankers. In the Southern clean-oil market, management believes the primary competitors are the fleets of other independent petroleum transporters and integrated oil companies. In the lightering operations, Maritrans competes with foreign-flag operators which lighter offshore. Some of the integrated oil company fleets with which the Company competes are larger than the Company's fleet. Additionally, in certain geographic areas and in certain business activities, Maritrans competes with the operators of petroleum product pipelines. Competitive factors that also affect Maritrans include the output of United States refineries and the importation of refined petroleum products.

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

     A significant portion of the Company's revenues in 2000 was generated in the coastal transportation of petroleum products from refineries or pipeline terminals in the Gulf of Mexico to ports that are not served by pipelines. Maritrans currently operates nine barges and three oil tankers in this market, which is a significant number of the vessels able to compete in this market. The relatively large size of the Company's fleet can generally provide greater flexibility in meeting customers' needs.

     General Agreement on Trade in Services ("GATS") and North American Free Trade Agreement ("NAFTA"). Currently cabotage is not included in the GATS and the NAFTA, although the possibility exists that cabotage could be included in the GATS, NAFTA or other international trade agreements in the future. Cabotage is vessel trade or marine transportation between two points within the same country. If maritime services are deemed to include cabotage and are included in any multi-national trade agreements in the future, management believes the result will be to open the Jones Act trade (i.e., transportation of maritime cargo between U.S. ports in which Maritrans and other U.S. vessel owners operate) to foreign-flag vessels. These vessels would operate at significantly lower costs. This could have a material adverse affect on the Company. Maritrans and the U.S. maritime industry will continue to resist the inclusion of cabotage in the GATS, NAFTA and any other international trade agreements.

     Refined Product Pipelines. Existing refined product pipelines generally are the lowest incremental cost method for the long-haul movement of petroleum and refined petroleum products. Other than the Colonial Pipeline system, which originates in Texas and terminates at New York Harbor, the Plantation Pipeline, which originates in Louisiana and terminates in Washington D.C., and smaller regional pipelines between Philadelphia and New York, there are no pipelines carrying refined petroleum products to the major storage and distribution facilities currently served by Maritrans. Management believes that high capital costs, tariff regulation and environmental considerations make it unlikely that a new refined product pipeline system will be built in its market areas in the near future. It is possible, however, that new pipeline segments (including pipeline segments that connect with existing pipeline systems) could be built or that existing pipelines could be converted to carry refined petroleum products. Either of these occurrences could have an adverse effect on Maritrans' ability to compete in particular locations.

     Imported Refined Petroleum Products. A significant factor affecting the level of Maritrans' business operations is the level of refined petroleum product imports. Imported refined petroleum products may be transported on foreign-flag vessels, which are generally less costly to operate than U.S. flag vessels. To the extent that there is an increase in the importation of refined petroleum products to any of the markets served by the Company, there could be a decrease in the demand for the transportation of refined products from United States refineries, which would likely have an adverse impact upon Maritrans.

     Delaware River Channel Deepening. Legislation approved by the United States Congress in 1992 authorizes the U.S. Army Corps of Engineers to deepen the channel of the Delaware River between the river's mouth and Philadelphia from forty to forty-five feet. Congress had appropriated $10 million in the 2000 fiscal year budget and has appropriated $29 million in the 2001 fiscal year budget for construction. A Project Cooperation Agreement (PCA) must be executed before the Corps of Engineers can use the appropriated funds. As of the end of 2000, the Company was not aware of the PCA having been executed. If this project becomes fully funded at the federal and state levels and fully constructed (including access dredging by private refineries), it would have a material adverse effect on Maritrans' lightering business. The Company's lightering business primarily occurs at the mouth of the Delaware Bay with transportation up the Delaware River to the Delaware Valley refineries. The deepening of the channel would allow arriving ships to proceed up the river with larger loads.

Employees and Employee Relations

     In 1999, the Company significantly reduced the number of its shoreside staff. In addition, the Company sold petroleum storage terminals and twenty-six vessels, which decreased the number of seagoing personnel. At December 31, 2000, Maritrans and its subsidiaries had a total of 373 employees. Of these employees, 54 are employed at the Tampa, Florida headquarters of the Company or at the Philadelphia office, 202 are seagoing employees who work aboard the tugs and barges and 117 are seagoing employees who work aboard the tank ships. Maritrans and its predecessors have had collective bargaining agreements with the Seafarers' International Union of North America, Atlantic, Gulf and Inland District, AFL-CIO ("SIU"), and with the American Maritime

Officers ("AMO"), formerly District 2 Marine Engineers Beneficial Association, Associated Maritime Officers, AFL-CIO, for over 40 years. Approximately one-third of the total number of seagoing employees employed by the Company are supervisors. These supervisors are covered by an agreement with the AMO limited to a provision for benefits. The collective bargaining agreement with the SIU covers approximately 130 employees consisting of seagoing non-supervisory personnel on the tug/barge units and on the tankers. The tug/barge supplement of the agreement expires on May 31, 2002. The tankers supplement of the agreement expires on May 31, 2001 and is expected to be renewed at that time. The collective bargaining agreement with the AMO covers approximately 82 non-supervisory seagoing employees and expires on October 8, 2007. Shore-based employees are not covered by any collective bargaining agreements.

     Management believes that the seagoing supervisory and non-supervisory personnel contribute significantly to responsive customer service. Maritrans maintains a policy of seeking to promote from within, where possible, and generally seeks to draw from its marine personnel to fill supervisory and other management positions as vacancies occur. Management believes that its operational audit program (performed by Tidewater School of Navigation, Inc.), Safety Management System (SMS) and training programs are essential to insure that its employees are knowledgeable and highly skilled in the performance of their duties as well as in their preparedness for any unforeseen emergency situations that may arise. Consequently, various training sessions and additional skill improvement seminars, such as Bridge Resource Management (simulator) training, are held throughout the year.

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

     Jones Act. The Jones Act is a federal law that restricts maritime transportation between United States points to vessels built and registered in the United States and owned and manned by United States citizens. Since the Company engages in maritime transportation between United States points, it is subject to the provisions of the law. As a result, the Company is responsible for monitoring the ownership of its subsidiaries that engage in maritime transportation and for taking any remedial action necessary to insure that no violation of the Jones Act ownership restrictions occurs. The Jones Act also requires that all United States flag vessels be manned by United States citizens. Foreign-flag seamen generally receive lower wages and benefits than those received by United States citizen seamen. This requirement significantly increases the labor and certain other operating costs of United States flag vessel operations compared to foreign-flag vessel operations. Certain foreign governments subsidize those nations' shipyards. This results in lower shipyard costs both for new vessels and repairs than those paid by United States-flag vessel owners, such as Maritrans, to United States shipyards. Finally, the United States Coast Guard and American Bureau of Shipping maintain the most stringent regime of vessel inspection in the world, which tends to result in higher regulatory compliance costs for United States-flag operators than for owners of vessels registered under foreign flags of convenience. Because Maritrans transports petroleum and petroleum products between United States ports, most of its business depends upon the Jones Act remaining in effect. There have been various unsuccessful attempts in the past by foreign governments and companies to gain access to the Jones Act trade, as well as by interests within the United States to modify, limit or do away with the Jones Act. Legislation to this effect was introduced into Congress during 2000 and opposed by the Maritime Cabotage Task Force, a coalition of ship owners, ship operators, maritime unions and industry trade groups. Congress took no action on this legislation. Management expects that efforts to gain access to the Jones Act trade as well as attempts to block the introduction will continue.

Environmental Matters

     Maritrans' operations present potential environmental risks, primarily through the marine transportation of petroleum. Maritrans, as well as its competitors, is subject to regulation under federal, state and local environmental laws which have the effect of increasing the costs and potential liabilities arising out of its operations. The Company is committed to protecting the environment and complying with applicable environmental laws and regulations.

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

     OPA establishes a federal limit of liability of the greater of $1,200 per gross ton or $10 million per tank vessel. A vessel owner's liability is not limited, however, if the spill results from a violation of federal safety, construction or operating regulations. In addition, OPA does not preclude states from adopting their own liability laws. Numerous states in which Maritrans operates have adopted legislation imposing unlimited strict liability for vessel owners and operators. Management believes that the liability provisions of OPA and similar state laws have greatly expanded the Company's potential liability in the event of an oil spill, even where the Company is not at fault.

     OPA requires all vessels to maintain a certificate of financial responsibility for oil pollution in an amount equal to the greater of $1,200 per gross ton per vessel, or $10 million per vessel in conformity with U.S. Coast Guard regulations. Additional financial responsibility in the amount of $300 per gross ton is required under U.S. Coast Guard regulations under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), the federal Superfund law. Owners of more than one tank vessel, such as Maritrans, however, are only required to demonstrate financial responsibility in an amount sufficient to cover the vessel having the greatest maximum liability (approximately $40 million in Maritrans' case). The Company has acquired such certificates through filing required financial information with the U.S. Coast Guard.

     OPA requires all newly constructed petroleum tank vessels engaged in marine transportation of oil and petroleum products in the U.S. to be double-hulled. It also gradually phases out the operation of single-hulled tank vessels in U.S. waters, based on size and age, which includes most of Maritrans' existing barges. Three of the Company's large oceangoing, single-hulled barges will be affected on January 1, 2005. Currently four of the Company's barges and two tankers are equipped with double-hulls meeting OPA's requirements. Maritrans has initiated a program to rebuild its single-hull tank barges to comply with OPA. This rebuilding relies upon a process of computer assisted design and prefabrication. In January 2001, the Company was granted a patent for this process. The first rebuilt barge, the MARITRANS 192, was completed and entered service in November 1998. The second rebuilt barge, the MARITRANS 244, was completed and entered service in December 2000. Work has already commenced on a third single-hull barge, the OCEAN CITIES. The cost of rebuilding single-hull barges is approximately $55-75 per barrel compared to estimated costs of approximately $125-175 per barrel for construction of a completely new double-hull barge. The total cost of rebuilding the Company's entire single-hull fleet is expected to exceed $150 million.

     OPA further requires all tank vessel operators to submit detailed vessel oil spill contingency plans which set forth their capacity to respond to a worst case spill situation. In certain circumstances involving oil spills from vessels, OPA and other environmental laws may impose criminal liability upon vessel and shoreside marine personnel and upon the corporate entity. Liability can be imposed for negligence without criminal intent, or it may be strictly applied. The Company believes the laws, in their present form, may negatively impact efforts to recruit Maritrans seagoing employees. In addition, many of the states in which the Company does business have enacted laws providing for strict, unlimited liability for vessel owners in the event of an oil spill. Certain states have also enacted or are considering legislation or regulations involving at least some of the following provisions: tank-vessel-free zones, contingency planning, state inspection of vessels, additional operating, maintenance and safety requirements and state financial responsibility requirements. However, in March of 2000, the U.S. Supreme Court (the "Court") decided United States v. Locke, a suit brought by INTERTANKO challenging tanker regulations imposed by the State of Washington. The Court struck down a number of state regulations and remanded to the lower courts for further review of other regulations. The ruling significantly limits the authority of states to regulate vessels, holding that regulation of maritime commerce is generally a federal responsibility because of the need for national and international uniformity.

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

     In 1996, Maritrans filed suit against the United States government under the Fifth Amendment to the U.S. Constitution for "taking" Maritrans' tank barges without just compensation by passage of OPA. See "Item 3--Legal Proceedings."

     The following table sets forth Maritrans' quantifiable cargo oil spill record for the period January 1, 1996 through December 31, 2000:



                                                                                  Gallons Spilled
                                                     No. of     No. of Gals.     Per Million Gals.
         Period             No. of Gals. Carried     Spills        Spilled            Carried
------------------------   ----------------------   --------   --------------   ------------------
                                    (000)                           (000)
1/1/1996 -- 12/31/1996            9,160,000             3           .08               .009
1/1/1997 -- 12/31/1997           10,136,000             1           .05               .005
1/1/1998 -- 12/31/1998           10,987,000             3           .29               .027
1/1/1999 -- 12/31/1999           10,463,000             5           .06               .006
1/1/2000 -- 12/31/2000            7,951,000             1           .008              .001

     Maritrans believes that its spill ratio compares favorably with the other independent, coastwise operators in the Jones Act trade.

     Water Pollution Regulations. The Federal Water Pollution Control Act of 1972 ("FWPCA"), as amended by the Clean Water Act of 1977, imposes strict prohibitions against the discharge of oil (and its derivatives) and hazardous substances into navigable waters of the United States. FWPCA provides civil and criminal penalties for any discharge of petroleum products in harmful quantities and imposes substantial liability for the clean-up costs of removing an oil spill. State laws for the control of water pollution also provide varying civil and criminal penalties and clean-up cost liabilities in the case of a release of petroleum or its derivatives into surface waters. In the course of its vessel operations, Maritrans engages contractors to remove and dispose of waste material, including tank residue. In the event that any of such waste is deemed "hazardous," as defined in FWPCA or the Resource Conservation and Recovery Act, and is disposed of in violation of applicable law, the Company could be jointly and severally liable with the disposal contractor for the clean-up costs and any resulting damages. The United States Environmental Protection Agency ("EPA") previously determined not to classify most common types of "used oil" as a "hazardous waste," provided that certain recycling standards are met. While it is unlikely that used oil will be classified as hazardous, the management of used oil under EPA's proposed regulations will increase the cost of disposing of or recycling used oil from the Company's vessels. Some states in which the Company operates, however, have classified "used oil" as hazardous. Maritrans has found it increasingly expensive to manage the wastes generated in its operations.

     Air Pollution Regulations. Pursuant to the 1990 amendments to the Clean Air Act, the EPA and/or states have imposed regulations affecting emissions of volatile organic compounds ("VOCs") and other air pollutants from tank vessels. It is likely that the EPA and/or various state environmental agencies will require that additional air pollution abatement equipment be installed in tugboats, tank barges or tank ships, including those owned by Maritrans. In December 1999, the EPA issued its final rule for emissions standards for marine diesel engines. The final rule applies emissions standards only to new engines, beginning with the 2004 model year. The EPA retained the right to revisit the issue of applying emission standards to rebuilt or remanufactured engines if, in the agency's opinion, the industry does not take adequate steps to introduce new emission-reducing technologies. Recently, the EPA entered into a court settlement that will expand its rule making to include large diesel engines that were not previously addressed in the 1999 final rule. In addition, a recent U. S. Supreme Court ruling confirmed the EPA's authority to set air health-based quality standards without regard to the cost of compliance. The implications, if any, of this ruling upon Maritrans is not known at this time. The emission control requirements noted herein could result in a material expenditure by Maritrans, which could have an adverse effect on Maritrans' profitability if it is not able to recoup these costs through increased charter rates.

     User Fees and Taxes. The Water Resources Development Act of 1986 permits local non-federal entities to recover a portion of the costs of new port and harbor improvements from vessel operators with vessels benefiting from such improvements. A Harbor Maintenance Tax has been proposed, but not adopted. Federal legislation has been enacted imposing user fees on vessel operators such as Maritrans to help fund the United States Coast Guard's regulatory activities. Other federal, state and local agencies or authorities could also seek to impose additional user fees or taxes on vessel operators or their vessels. To date, these fees have not been material to the Company. There can be no assurance that current fees will not materially increase or that additional user fees will not be imposed in the future. Such fees could have a material adverse effect upon the financial condition and results of operations of Maritrans.

Item 2. PROPERTIES

     Vessels. The Company's subsidiaries owned, at December 31, 2000, a fleet of 28 vessels, of which 4 are oil tankers, 12 are barges and 12 are tugboats.

     The oil tanker fleet consists of four tankers ranging in capacity from 242,000 barrels to 265,000 barrels. These vessels were constructed between 1975 and 1981.

     The barge fleet consists of twelve superbarges ranging in capacity from 175,000 to 380,000 barrels. The oldest vessel in that class is the OCEAN 250, which was constructed in 1970. The largest vessel is the OCEAN 400 for which modifications were completed as recently as 1990. The bulk of the superbarge fleet was constructed during the 1970's and early 1980's. One of the superbarges is currently not operating. Two of the superbarges that were single hulled vessels, the MARITRANS 192 and the MARITRANS 244, have been rebuilt to a double hull configuration.

     The tugboat fleet consists of one 11,000 horsepower class vessel, one 7,000 horsepower class vessel, nine 6,000 horsepower class vessels and one 15,000 horsepower class vessel, which is not currently operating. The year of construction or substantial renovation of these vessels ranges from 1962 to 1990. The majority of the tugboats were constructed between 1970 and 1981.

     Most of the vessels in the fleet are subject to first preferred ship mortgages. These mortgages require the Operating Partnership to maintain the vessels to a high standard and to continue a life-extension program for certain of its larger barges. At December 31, 2000, Maritrans is in compliance with the Operating Partnership's mortgage covenants.

     Other Real Property. Maritrans' operations are headquartered in Tampa, Florida. In Tampa, the Company leases office space and also four acres of Port Authority land. The southern clean oil fleet operations are run out of this office. The Company also leases office space near Philadelphia, Pennsylvania. The crude oil lightering operations are run out of this office.

Item 3. LEGAL PROCEEDINGS

     Maritrans is a party to routine, marine-related claims, lawsuits and labor arbitrations arising in the ordinary course of its business. The claims made in connection with Maritrans' marine operations are covered by marine insurance, subject to applicable policy deductibles that are not material as to any type of insurance coverage. Based on its current knowledge, management believes that such lawsuits and claims, even if the outcomes were to be adverse, would not have a material adverse effect on the Company's financial condition.

     The Company has been sued by approximately 60 individuals alleging unspecified damages for exposure to asbestos and, in most of these cases, for exposure to tobacco smoke. Although the Company believes these claims are without merit, it is impossible at this time to express a definitive opinion on the final outcome of any such suit. Management believes that any liability would be adequately covered by applicable insurance and would not have a material adverse effect.

     In 1996, Maritrans filed suit against the United States government under the Fifth Amendment to the U.S. Constitution for "taking" Maritrans' tank barges without just compensation. The Fifth Amendment specifically prohibits the United States government from taking private property for public use without just compensation. Maritrans asserts that its vessels were taken by
Section 4115 of OPA, which prohibits all existing single-hull tank vessels from operating in U.S. waters under a retirement schedule that began January 1, 1995, and ends on January 1, 2015. This OPA provision will force Maritrans' to remove its single-hull barges from service commencing on January 1, 2005 or rebuild them, thus depriving the Company of their continued use for a significant portion of their remaining economic lives. The United States Court of Federal Claims ("the Court") has held that Maritrans' claim is presently ripe for judicial determination only with respect to vessels that were rebuilt, sold or scrapped in response to OPA's double-hull requirements. A trial was held with respect to eight of the Company's barges that were considered ripe for adjudication. The trial concluded on February 13, 2001. Routine post-trial briefing is ongoing, and a decision is expected from the Court within the next few months. If Maritrans prevails, claims for other of the Company's barges will be the subject of future legal proceedings as the vessels are forced from service by OPA.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Registrant's security holders, through the solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 2000.

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


QUARTERS ENDED IN 2000:                                 HIGH            LOW
-----------------------                                 ----            ---
March 31, 2000                                         $6.938         $5.063
June 30, 2000                                           6.250          5.250
September 30, 2000                                      6.500          5.000
December 31, 2000                                       8.375          5.500

QUARTERS ENDED IN 1999:                                 HIGH            LOW
-----------------------                                 ----            ---
March 31, 1999                                         $6.875         $5.625
June 30, 1999                                           6.438          5.375
September 30, 1999                                      5.563          4.813
December 31, 1999                                       5.938          4.688

     As of March 8, 2001, the Registrant had 10,638,155 Common Shares outstanding and approximately 813 stockholders of record.

     Dividends
     ---------
     For the years ended December 31, 2000 and 1999, Maritrans Inc. paid the following cash dividends to stockholders:


           PAYMENTS IN 2000:                          PER SHARE
           -----------------                          ---------
           March 8, 2000                                $.10
           June 7, 2000                                 $.10
           September 6, 2000                            $.10
           December 6, 2000                             $.10
                                                        ----
               Total                                    $.40
                                                        ====

           PAYMENTS IN 1999:                          PER SHARE
           -----------------                          ---------
           March 10, 1999                               $.10
           June 9, 1999                                 $.10
           September 8, 1999                            $.10
           December 8, 1999                             $.10
                                                        ----
               Total                                    $.40
                                                        ====


     The dividend policy is determined at the discretion of the Board of Directors of Maritrans Inc. While dividends have been made quarterly in each of the two last years, there can be no assurance that the dividend will continue.

Item 6. SELECTED FINANCIAL DATA


                                                                            MARITRANS INC.
                                          ----------------------------------------------------------------------------------
                                                                      JANUARY 1 TO DECEMBER 31,
                                               2000             1999             1998             1997             1996
                                          --------------   --------------   --------------   --------------   --------------
                                                                   ($000, except per share amounts)
CONSOLIDATED INCOME STATEMENT DATA:
Revenues (a) ..........................     $  123,715       $  151,667       $  151,839       $  135,781       $  126,994
Operating income before depreciation
 and amortization .....................         28,288           28,092           30,407           38,339           30,249
Depreciation and amortization .........         17,254           20,279           19,578           16,943           16,565
Operating income ......................         11,034            7,813           10,829           21,396           13,684
Interest expense, net .................          6,401            6,778            6,945            7,565            9,494
Income before income taxes ............          8,113           21,151            4,986           18,157            8,379
Provision for income taxes ............          3,101            9,095            1,870            6,696            3,130
Net income ............................          5,012           12,056            3,116           11,461            5,249
Basic earnings per share ..............     $     0.46       $     1.03       $     0.26       $     0.95       $     0.44
Diluted earnings per share ............     $     0.45       $     1.02       $     0.26       $     0.94       $     0.44
Cash dividends per share ..............     $     0.40       $     0.40       $     0.37       $    0.315       $    0.275

CONSOLIDATED BALANCE SHEET DATA (at period end):
Total assets ..........................     $  242,360       $  251,021       $  254,906       $  251,023       $  235,221
Long-term debt ........................         67,988           75,861           83,400           75,365           79,123
Stockholders' equity ..................         90,446           94,697           89,815           90,795           82,594

------------
(a) The decrease in revenue in 2000 resulted from the sale of vessels and petroleum storage terminals, which occurred in 1999 and is discussed in
    Note 2 "Sale of Assets" in the financial statements.

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

     The forward-looking statements included in this 10-K relate to future events or the Company's future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "believe," "future," "potential," "estimate," "offer," "opportunity," "quality," "growth," "expect," "intend," "plan," "focus," "through," "strategy," "provide," "meet," "allow," "represent," "commitment," "create," "implement," "result," "seek," "increase," "establish," "work," "perform," "make," "continue," "can," "will," "include," or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on the Company's current plans or assessments that are believed to be reasonable as of the date of this 10-K. Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecast, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the factors outlined in this 10-K and general financial, economic, environmental and regulatory conditions affecting the oil and marine transportation industry in general. Given such uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. These factors may cause the Company's actual results to differ materially from any forward-looking statement.

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

Overview

     Maritrans serves the petroleum and petroleum product distribution industry by using oil tankers, tank barges and tugboats to provide marine transportation services primarily along the Gulf and Atlantic coasts of the United States. Between 1996 and 2000, the Company has transported at least 189 million barrels annually, a high of 262 million barrels in 1998, and a low of 189 million barrels in 2000. The decrease in the barrels transported in 2000 resulted from the sale of vessels that occurred in 1999 and is discussed in greater detail in "Liquidity and Capital Resources". Many factors affect the number of barrels transported and will affect future results for Maritrans. Such factors include the Company's vessel and fleet size and average trip lengths, the continuation of federal law restricting United States point-to-point maritime shipping to U.S. vessels (the Jones Act), domestic oil consumption, environmental laws and regulations, oil companies' operating and sourcing decisions, competition, labor and training costs and liability insurance costs. Overall U.S. oil consumption during 1996-2000 fluctuated between 17.7 million and 19.5 million barrels a day.

     In 1999, the Company made several strategic moves in order to focus on those markets where it believes it possesses a long-term competitive advantage and that should provide additional opportunities. As a result, the Company sold two small tug and barge units, which were working in Puerto Rico, two petroleum storage terminals in Philadelphia, PA and Salisbury, MD, and twenty-seven vessels working primarily in the Northeastern United States. Before their sales, the sold vessels had transported approximately 69 million barrels in 1999 and had represented approximately 23 percent of 1999 revenues. Maritrans has successfully rebuilt two of its existing, single-hulled, barges to a double-hull design configuration, which complies with the provisions of the Oil Pollution Act of 1990 ("OPA"). The MARITRANS 192, a 175,000-barrel barge was completed in 1998 and the MARITRANS 244, a 245,000-barrel barge was completed in 2000. Prefabrication has already commenced on a third single-hull barge, the OCEAN CITIES that is scheduled to be in the shipyard in the spring and summer of 2001. The Company intends to apply the same methodology to up to six more of its existing large, oceangoing, single-hull barges and two tankers. The timing of the rebuilds will be determined by a number of factors, including market conditions, shipyard pricing and availability, customer requirements and OPA retirement dates for the vessels. The OPA retirement dates fall between 2005 and 2010. Each of the Company's superbarges represent approximately 5 to 7 percent of the total fleet capacity, which will be removed from revenue generating service during the rebuilding of that vessel.

Legislation

     OPA requires all newly constructed petroleum tank vessels engaged in marine transportation of oil and petroleum products in the U.S. to be double-hulled. It also gradually phases out the operation of single-hulled tank vessels in U.S. waters, based on size and age, which includes most of Maritrans' existing barges. Three of the Company's large oceangoing, single-hulled barges will be affected on January 1, 2005. Currently four of the Company's barges and two tankers are equipped with double-hulls meeting OPA's requirements. Maritrans has initiated a program to rebuild its single-hull tank barges to comply with OPA. This rebuilding relies upon a process of computer assisted design and prefabrication. In January 2001, the Company was granted a patent for this process. The first rebuilt barge, the MARITRANS 192, was completed and entered service in November 1998. The second rebuilt barge, the MARITRANS 244, was completed and entered service in December 2000. Work has already commenced on a third single-hull barge, the OCEAN CITIES. The cost of rebuilding single-hull barges is approximately $55-75 per barrel compared to estimated costs of approximately $125-175 per barrel for construction of a completely new double-hull barge. The total cost of rebuilding the Company's entire single-hull fleet is expected to exceed $150 million.

     The enactment of OPA significantly increased the liability exposure of marine transporters of petroleum in the event of an oil spill. In addition, several states in which Maritrans operates have enacted legislation increasing the liability for oil spills in their waters. The Company currently maintains oil pollution liability insurance of up to one billion dollars per occurrence on each of its vessels. There can be no assurance that such insurance will be adequate to cover potential liabilities in the event of a catastrophic spill, that additional premium costs will be recoverable through increased vessel charter rates, or that such insurance will continue to be available in satisfactory amounts.

     OPA has increased the Company's operating costs for the steps taken to minimize the risk of spills. These costs include additional training, safety and contingency programs and have not yet been, and may never be, fully recovered through increased vessel charter rates. In addition, management believes that the legislation has reduced the total volume of waterborne petroleum transportation because shippers of petroleum have tried to limit their exposure to OPA liability. OPA has had a material adverse effect on Maritrans' operations, financial performance and expectations.

     OPA is expected to continue having negative effects on the entire U.S. oil and marine petroleum transportation industry, including Maritrans. These negative effects could include, among others, (i) increased capital expenditures to cover the cost of mandated double-hulled vessels, (ii) continued increased maintenance, training, insurance and other operating costs,
(iii) increased liability and exposure to civil penalties and (iv) decreased operating revenues as a result of further reductions in volumes transported on vessels. These effects could adversely affect Maritrans' financial condition, profitability and liquidity.

Results of Operations

 Year Ended December 31, 2000 Compared With Year Ended December 31, 1999

     Revenues for 2000 were $123.7 million compared to $151.7 million in 1999, a decrease of $28.0 million or 18.5 percent. Although revenue in 2000 decreased $38.3 million as a result of the sale of thirty-one vessels and the petroleum storage terminals in 1999, revenue for the remaining fleet for the comparable periods increased $10.3 million. This revenue increase resulted primarily from increases in the average daily rates charged to customers, which occurred later in 2000 and to increased fuel costs, discussed in operating expenses below, much of which the Company was able to pass through to customers under its contractual agreements. The increase in average daily rates over the comparable period in 1999 was due primarily to the amount of capacity already under contract to major oil companies and to low distillate inventories in the United States, particularly heating oil in the Northeast. Both factors have raised rates for available Jones Act capacity. The Company expects the strong market rates to continue for several quarters and to have a positive impact on revenue. Vessel utilization, as measured by revenue days divided by calendar days available, decreased from 87.8 percent in 1999 to 85.7 percent in 2000 for the comparable fleet. The overall decrease was the result of the MARITRANS 244 being out of service for nine months in 2000, for its double hull rebuild. Excluding the MARITRANS 244, utilization for the operating vessels was 88.5 percent, which was moderately higher than 1999's utilization of 87.8 percent for the comparable fleet. Barrels of cargo transported decreased from 249.1 million in 1999 to 189.3 million in 2000, due to the smaller fleet.

     Total costs and operating expenses for 2000 were $112.7 million compared to $143.9 million in 1999, a decrease of $31.2 million or 21.7 percent. This decrease was due primarily to the sale of assets discussed above. In addition, shoreside related expenses decreased as a result of the reduction in shoreside staff in 1999. In September 1999, the Company recorded a severance charge of $0.9 million for these employees, which was paid in 2000. Maintenance expense decreased due to the reduction in fleet size and the impact of the rebuilding of the single-hulled barges to double-hulled barges, which allows certain maintenance procedures to be performed while the vessel is in the shipyard for its double-hulling. Offsetting these decreases in operating expenses was an increase in fuel expense for fuel used on the vessels. In 2000, the average fuel rate increased 75% compared to 1999. Based on market expectations of oil prices continuing at or above $30 per barrel, the Company believes that its fuel costs will continue at rates higher than those in 1999 for the next several quarters. Some of this increase in fuel costs was passed through to customers under contractual agreements and will continue to be passed on in 2001. In 2000, the Company incurred $1.4 million in relocation costs for the move of the corporate headquarters from Philadelphia, PA to Tampa, FL in the spring of 2000.

     Operating income increased from $7.8 million in 1999 to $11.0 million in 2000, as a result of the aforementioned changes in revenue and expenses.

     Interest income increased from $0.6 million in 1999 to $4.0 million in 2000, an increase of $3.4 million. Interest income consisted of interest earned on investments, which increased primarily due to the proceeds generated on the sales of assets in 1999.

     Other income included a pre-tax loss on the sale of Philadelphia real estate and equipment of $0.7 million. Other income for the year ended December 31, 1999 included a gain of $18.5 million on the disposition of vessels and petroleum storage terminals.

     The Company's effective income tax rate decreased from 43% in 1999 to 38% in 2000. The decrease in the effective tax rate is due primarily to the impact of state taxes on certain asset sales in 1999.

     Net income for the twelve months ended December 31, 2000, decreased to $5.0 million from $12.1 million for the twelve months ended December 31, 1999. This decrease was due to the aforementioned changes in revenue and expenses. Net income for 1999 included $10.5 million, net of tax, from the gain on the sale of assets.

 Year Ended December 31, 1999 Compared With Year Ended December 31, 1998

     Revenues for 1999 of $151.7 million were flat compared to $151.8 million in 1998. Barrels of cargo transported in 1999 decreased from 261.6 million in 1998 to 249.1 million in 1999. Although barrels decreased, overall vessel utilization, including changes in the structure of the fleet, increased from
78.7 percent in 1998 to 81.8 percent in 1999. Revenue increased as a result of the 260,000-barrel oil tanker which went into operation late in 1998. 1999's results reflect the first complete year of operations for that tanker. Additionally, positively affecting revenues were a high level of contract business and a temporary increase in demand due to West Coast refinery disruptions. Offsetting this increase was the sale of a significant number of vessels and terminals during 1999. The Company sold five vessels in the first quarter of 1999 and sold the petroleum storage terminals in September 1999, all of which were operating in 1998. In December 1999, the Company completed the sale of twenty-six vessels most of which had worked in the Northeast United States. Since this transaction occurred late in the year, revenue was affected only in December. This transaction represented approximately twenty-five percent of the Company's cargo carrying capacity. Compared to 1998, utilization improved as the MARITRANS 192 returned to service after being rebuilt with a new internal double-hull. Utilization of the remaining fleet, after vessel divestitures, was 87.8 percent in 1999 compared to 78.5 percent in 1998.

     Total costs and operating expenses were $143.9 million in 1999 compared to $141.0 million in 1998, an increase of $2.9 million or 2.1 percent. This increase was due to the addition to the fleet of the 260,000-barrel oil tanker late in 1998, costs associated with turnover of qualified seagoing personnel and crew costs associated with vessels returning to service in 1999, which had been in the shipyard during related periods in 1998. Additionally, the Company recorded a severance charge of $0.9 million, in the third quarter of 1999, for the impact of Company's twenty-five percent reduction of shoreside staff, which was announced in September 1999. These increases were offset by a reduction in operating costs as a result of the disposition of vessels and terminals discussed in revenue above.

     Operating income decreased from $10.8 million in 1998 to $7.8 million in 1999, as a result of the aforementioned changes in revenue and expenses.

     Other income in 1999 includes a gain of $18.5 million on the disposition of vessels and the petroleum storage terminals in 1999. The vessel sales consisted of seventeen barges and fourteen tugboats. The tug and barge units were predominantly working in the Northeastern United States and Puerto Rico.

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

Liquidity and Capital Resources

     In 2000, funds provided by operating activities were sufficient to meet debt service obligations and loan agreement restrictions, to make capital acquisitions and improvements and to allow Maritrans Inc. to pay a dividend in each quarter of the year. While dividends have been made quarterly in each of the last three years, there can be no assurances that the dividend will continue. The ratio of total debt to capitalization is .46:1 at December 31, 2000, compared to .47:1 at December 31, 1999.

     Management believes that in 2001, funds provided by operating activities, augmented by financing transactions and investing activities, will be sufficient to finance operations, anticipated capital expenditures, lease payments and required debt repayments.

     The indenture governing the Operating Partnership's long-term debt permits cash distributions by Maritrans Operating Partners L.P. to Maritrans Inc., so long as no default exists under the indenture and if such distributions do not exceed contractually prescribed amounts.

     On February 9, 1999, the Board of Directors authorized a share buyback program for the acquisition of up to one million shares of the Company's common stock, which represented approximately 8 percent of the 12.1 million shares outstanding at that time. In February 2000 and again in February 2001, the Board of Directors authorized the acquisition of an additional one million shares in the program. The total authorized shares under the buyback program are three million. As of December 31, 2000, 1,596,700 shares had been purchased under the plan and financed by internally generated funds. The Company intends to hold the majority of the shares as treasury stock, although some shares will be used for employee compensation plans and others may be used for acquisition currency and/or other corporate purposes. Subsequent to December 31, 2000 and through March 8, 2001, the Company has purchased an additional 295,000 shares of its common stock at a total cost of $2,593,000 under the program.

     On July 30, 1999, the Company awarded a contract to rebuild a second large single-hull barge, the OCEAN 244, to a double-hull configuration. Late in December, this vessel was completed and put back into service with a new name, the MARITRANS 244. The total cost of the rebuild was $13.8 million. The Company financed this project from internally generated funds.

     In September 1999, the Company announced a significant reduction of its shoreside staff. The Company accrued $0.9 million of severance costs in 1999 for the cash benefits to be paid to the employees who were terminated. At December 31, 2000, these expenses have been paid. The Company does not expect to incur any additional significant severance costs related to this reduction in staff.

     In December 1999, the Company sold twenty-six vessels that worked in the Northeastern U.S. coastal waters, in separate transactions to Vane Line Bunkering Inc. and K-Sea Transportation LLC. The transactions, which included fifteen barges and eleven tugboats, represented a divestiture of approximately twenty-five percent of the Company's cargo-carrying capacity. The combined sale price of the two transactions was $48 million. The Company received proceeds of $39 million in cash and $8.5 million in notes. Due to uncertainties regarding collectibility of the notes received, the Company recorded a reserve of $4.5 million. The remaining $0.5 million of the sales price will be received by the Company upon certain conditions as defined in one of the sales agreements; accordingly, the $0.5 million will be included in net income if the conditions are met and the amounts are earned. In 1999, the Company negotiated a waiver and amendment to the indenture and mortgage securing substantially all of the vessels sold. The proceeds from the sale were required to be deposited with the trustee, Wilmington Trust Company, and may be withdrawn to fund repairs and improvements on mortgaged vessels, including double-hull rebuilding, to make debt repayments and to pay income taxes resulting from the vessel transactions. At December 31, 2000, the balance of the cash deposited with the trustee is $13.5 million.

     In April 2000, the Company moved its corporate headquarters from Philadelphia, PA to Tampa, FL. In 2000, the Company paid $1.4 million of relocation costs. The Company does not expect to incur any additional significant relocation costs.

     In June 2000, the Company sold real estate and equipment located in Philadelphia, PA to Vane Terminals III, L.P. The sales price totaled $1.75 million of which $1.58 million was received in the form of a note.

     On August 17, 2000, the Company awarded a contract to rebuild a third large single-hull barge, the OCEAN CITIES, to a double-hull configuration, at an expected total cost of approximately $15.5 million. As of December 31, 2000, the Company has advanced $4.8 million on this project to the shipyard contractor for prefabrication and other design work. The vessel is scheduled to enter the shipyard in the second quarter of 2001. The Company expects to finance this project from internally generated funds.

Debt Obligations and Borrowing Facility

     At December 31, 2000, the Company had $75.9 million in total outstanding debt, secured by mortgages on most of the fixed assets of the Company. The current portion of this debt at December 31, 2000, is $7.9 million.

     The Company has $45.5 million remaining on the fleet mortgage at December 31, 2000 that was part of the original indebtedness of $115.0 million incurred when the Company became a public company in 1987. This mortgage is collateralized by mortgages on a majority of the tugs and barges.

     In 1997, Maritrans entered into a multi-year revolving credit facility for amounts up to $33 million with Mellon Bank, N.A. This facility is collateralized by mortgages on the tankers. In 2000, this facility was extended to October 30, 2002. At December 31, 2000, the balance of borrowings outstanding is $22 million.

     In August 1999, the Company entered into an agreement with Coastal Tug and Barge Inc. to purchase the MV PORT EVERGLADES. The outstanding debt on this transaction at December 31, 2000, is $3.3 million payable to Coastal Tug and Barge Inc. and is secured by a Mellon Bank N.A. Letter of Credit.

     In December 1999, the Company entered into an agreement with General Electric Capital Corporation to purchase two tugboats, the Enterprise and the Intrepid. The vessels had previously been operated by the Company under operating leases. The outstanding debt on this purchase at December 31, 2000, is $5.1 million payable to General Electric Capital Corporation.

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

     The table below presents principal cash flows and the related interest rates by year of maturity. Fixed interest rates disclosed represent the actual rate as of the period end. Variable interest rates disclosed fluctuate with the LIBOR and federal fund rates and represent the weighted average rate at December 31, 2000.

EXPECTED YEARS OF MATURITY

(Dollars in $000's)

                                         2001        2002         2003        2004        2005      Thereafter     Total
                                      ---------   ----------   ---------   ---------   ---------   ------------   -------
Long-term debt, including
 current portion:
Fixed rate ........................     7,222        7,271       7,322       7,377       6,576        13,000      48,768
Average interest rate (%) .........      9.07         9.07        9.07        9.07        9.07          9.07
Variable rate .....................       650       22,650         650         650         650         1,842      27,092
Average interest rate (%) .........      7.94         7.94        9.00        9.00        9.00          9.00

Impact of Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133., Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Company will adopt Statement 133 on January 1, 2001, and the effect of adoption will not have a material effect on the Company.

Item 7a. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     See discussion under "Market Risk" included in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 8. FINANCIAL STATEMENTS & SUPPLEMENTAL DATA

                         Report of Independent Auditors

Stockholders and Board of Directors
Maritrans Inc.

We have audited the accompanying consolidated balance sheets of Maritrans Inc. as of December 31, 2000 and 1999, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the management of Maritrans Inc. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maritrans Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                          /s/ ERNST & YOUNG LLP
Philadelphia, Pennsylvania
January 26, 2001

                                MARITRANS INC.
                          CONSOLIDATED BALANCE SHEETS

                                    ($000)

                                                                                          December 31,
                                                                                   --------------------------
                                                                                       2000           1999
                                                                                   ------------   -----------
ASSETS
Current assets:
   Cash and cash equivalents ...................................................    $  36,598      $ 13,232
   Cash and cash equivalents -- restricted .....................................       11,400        21,000
   Trade accounts receivable (net of allowance for doubtful accounts of
    $1,216 and $1,393, respectively) ...........................................        9,505        14,676
   Other accounts receivable ...................................................        4,279         5,782
   Inventories .................................................................        3,182         3,355
   Deferred income tax benefit .................................................        9,176         4,013
   Prepaid expenses ............................................................        2,067         3,101
                                                                                    ---------      --------
      Total current assets .....................................................       76,207        65,159
Vessels and equipment ..........................................................      289,447       278,471
   Less accumulated depreciation ...............................................      133,838       119,013
                                                                                    ---------      --------
      Net vessels and equipment ................................................      155,609       159,458
Note receivable (net of allowance of $4,500) ...................................        4,724         3,692
Other (including $2,100 and $18,000 of cash and cash equivalents -- restricted
 in 2000 and 1999, respectively) ...............................................        5,820        22,712
                                                                                    ---------      --------
      Total assets .............................................................    $ 242,360      $251,021
                                                                                    =========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Debt due within one year ....................................................    $   7,872      $  7,773
   Trade accounts payable ......................................................        1,242         1,686
   Accrued interest ............................................................        1,052         1,203
   Accrued shipyard costs ......................................................        7,971         6,961
   Accrued wages and benefits ..................................................        2,527         2,727
   Accrued income taxes ........................................................           --         2,421
   Other accrued liabilities ...................................................        8,552         7,230
                                                                                    ---------      --------
      Total current liabilities ................................................       29,216        30,001
Long-term debt .................................................................       67,988        75,861
Deferred shipyard costs ........................................................       11,956        10,442
Other liabilities ..............................................................        3,757         4,095
Deferred income taxes ..........................................................       38,997        35,925
Stockholders' equity:
   Preferred stock, $.01 par value, authorized 5,000,000 shares; none
    issued .....................................................................           --            --
   Common stock, $.01 par value, authorized 30,000,000 shares; issued:
    2000 -- 13,287,887 shares; 1999 -- 13,186,065 shares .......................          133           132
   Capital in excess of par value ..............................................       78,959        78,279
   Retained earnings ...........................................................       26,444        25,945
   Unearned compensation .......................................................       (1,012)       (1,172)
   Less: Cost of shares held in treasury: 2000 -- 2,421,212 shares; 1999 --
    1,483,175 shares ...........................................................      (14,078)       (8,487)
                                                                                    ---------      --------
      Total stockholders' equity ...............................................       90,446        94,697
                                                                                    ---------      --------
      Total liabilities and stockholders' equity ...............................    $ 242,360      $251,021
                                                                                    =========      ========

                            See accompanying notes.

                                MARITRANS INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                       ($000, except per share amounts)

                                                                 For the year ended December 31,
                                                             ---------------------------------------
                                                                 2000          1999          1998
                                                             -----------   -----------   -----------
Revenues .................................................    $123,715      $151,667      $151,839
Costs and expenses:
   Operation expense .....................................      69,407        86,049        86,616
   Maintenance expense ...................................      17,234        28,213        26,148
   General and administrative ............................       8,786         9,313         8,668
   Depreciation and amortization .........................      17,254        20,279        19,578
                                                              --------      --------      --------
                                                               112,681       143,854       141,010
                                                              --------      --------      --------
Operating income .........................................      11,034         7,813        10,829
Interest expense (net of capitalized interest of $662, $73
 and $417, respectively)..................................      (6,401)       (6,778)       (6,945)
Interest income ..........................................       3,973           599           470
Other income (loss), net .................................        (493)       19,517           632
                                                              --------      --------      --------
Income before income taxes ...............................       8,113        21,151         4,986
Income tax provision .....................................       3,101         9,095         1,870
                                                              --------      --------      --------
Net income ...............................................    $  5,012      $ 12,056      $  3,116
                                                              ========      ========      ========
Basic earnings per share .................................    $   0.46      $   1.03      $   0.26
Diluted earnings per share ...............................    $   0.45      $   1.02      $   0.26

                            See accompanying notes.

                                MARITRANS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents

                                    ($000)

                                                                                 For the year ended December 31,
                                                                            -----------------------------------------
                                                                                2000           1999           1998
                                                                            ------------   ------------   -----------
Cash flows from operating activities:
Net income ..............................................................    $   5,012      $  12,056      $   3,116
Adjustments to reconcile net income to net cash provided by (used in)
 operating activities:
 Depreciation and amortization ..........................................       17,254         20,279         19,578
 Deferred income taxes ..................................................       (2,091)         5,685            733
 Stock compensation .....................................................          803          1,030            378
 Changes in receivables, inventories and prepaid expenses ...............        8,036          7,488         (4,756)
 Changes in current liabilities, other than debt ........................         (779)            34         (4,971)
 Non-current changes, net ...............................................        1,884          1,939         (2,687)
 (Gain) loss on sale of assets ..........................................          637        (18,937)            --
                                                                             ---------      ---------      ---------
 Total adjustments to net income ........................................       25,744         17,518          8,275
                                                                             ---------      ---------      ---------
 Net cash provided by operating activities ..............................       30,756         29,574         11,391

Cash flows from investing activities:
 Proceeds from sale of marine vessels and equipment .....................          165         60,136             --
 Purchase of cash and cash equivalents -- restricted, resulting from
   the sale of vessels and equipment ....................................           --        (39,000)            --
 Release of cash and cash equivalents -- restricted .....................       25,500             --             --
 Collections on notes receivable ........................................          386             --             --
 Insurance proceeds from dock settlement ................................           --             --          1,025
 Purchase of marine vessels and equipment ...............................      (15,498)        (9,000)       (30,190)
                                                                             ---------      ---------      ---------
  Net cash provided by (used in) investing activities ...................       10,553         12,136        (29,165)

Cash flows from financing activities:
 Payment of long-term debt ..............................................       (7,773)       (10,916)       (16,423)
 New borrowings under credit facilities .................................        2,500         14,909         43,863
 Repayments of borrowings under credit facilities .......................       (2,500)       (25,481)       (17,290)
 Proceeds from stock option exercises ...................................          143             --             --
 Purchase of treasury stock .............................................       (5,800)        (3,402)            --
 Dividends declared and paid ............................................       (4,513)        (4,802)        (4,474)
                                                                             ---------      ---------      ---------
  Net cash provided by (used in) financing activities ...................      (17,943)       (29,692)         5,676

Net increase (decrease) in cash and cash equivalents ....................       23,366         12,018        (12,098)
Cash and cash equivalents at beginning of year ..........................       13,232          1,214         13,312
                                                                             ---------      ---------      ---------
Cash and cash equivalents at end of year ................................    $  36,598      $  13,232      $   1,214
                                                                             =========      =========      =========
Supplemental Disclosure of Cash Flow Information:
Interest paid ...........................................................    $   7,057      $   6,914      $   7,574
Income taxes paid .......................................................    $   8,015      $   1,750      $   1,600

Non-cash activities:
 Note receivable from sale of property ..................................    $   1,575             --             --
 Purchase of vessels financed with issuance of long-term debt ...........           --      $   9,850             --
 Note receivable from sale of vessels, net of reserve of $4,500 .........           --      $   4,000             --

                            See accompanying notes.

                                MARITRANS INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         ($000, except share amounts)



                                          Outstanding      Common     Capital in
                                           shares of    Stock, $.01   excess of   Retained      Treasury      Unearned
                                         Common Stock    Par Value    Par Value   Earnings       Stock      Compensation     Total
                                        -------------- ------------  ----------- ----------  ------------- --------------  ---------
Balance at December 31, 1997 .........    12,055,261         130        76,881      20,049        (5,433)        (832)       90,795
Net income ...........................                                               3,116                                    3,116
Cash dividends ($0.37 per share of
 Common Stock) .......................                                              (4,474)                                  (4,474)
Stock incentives .....................        89,345           1           977          --          (266)        (334)          378
                                          ----------         ---        ------      ------        ------         ----        ------
Balance at December 31, 1998 .........    12,144,606         131        77,858      18,691        (5,699)      (1,166)       89,815
                                          ----------         ---        ------      ------        ------       ------        ------
Net income ...........................                                              12,056                                   12,056
Cash dividends ($0.40 per share of
 Common Stock) .......................                                              (4,802)                                  (4,802)
Purchase of treasury shares ..........      (614,400)                                             (3,402)                    (3,402)
Stock incentives .....................       172,684           1           421          --           614           (6)        1,030
                                          ----------         ---        ------      ------        ------       ------        ------
Balance at December 31, 1999 .........    11,702,890         132        78,279      25,945        (8,487)      (1,172)       94,697
                                          ----------         ---        ------      ------        ------       ------        ------
Net income ...........................                                               5,012                                    5,012
Cash dividends ($0.40 per share of
 Common Stock) .......................                                              (4,513)                                  (4,513)
Purchase of treasury shares ..........      (982,300)                                             (5,800)                    (5,800)
Stock incentives .....................       146,085           1           680          --           209          160         1,050
                                          ----------         ---        ------      ------        ------       ------        ------
Balance at December 31, 2000 .........    10,866,675        $133       $78,959    $ 26,444     $ (14,078)     $(1,012)     $ 90,446
                                          ==========        ====       =======    ========     =========     =======       ========

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

 Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Vessels and Equipment

     Vessels and equipment, which are carried at cost, are depreciated using the straight-line method. Vessels are depreciated over a period of up to 30 years. Certain electronic equipment is depreciated over periods of 7 to 10 years. Other equipment is depreciated over periods ranging from 2 to 20 years. Gains or losses on dispositions of fixed assets are included in other income in the accompanying consolidated statements of income. The Oil Pollution Act of 1990 requires all newly constructed petroleum tank vessels engaged in marine transportation of oil and petroleum products in the U.S. to be double-hulled and gradually phases out the operation of single-hulled tank vessels based on size and age. The Company has announced a construction program to rebuild its single-hulled barges with double hulls over the next several years. By July 2005, four of the Company's large oceangoing, single-hulled vessels will be at their legislatively determined retirement date if they are not rebuilt by that time.

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

 Significant Customers

     During 2000, the Company derived revenues aggregating 54 percent of total revenues from three customers, each one representing more than 10 percent of revenues. In 1999, revenues from three customers aggregated 52 percent of total revenues and in 1998, revenues from three customers aggregated 52 percent of total revenues. The Company does not necessarily derive 10 percent or more of its total revenues from the same group of customers each year. In 2000, approximately 87 percent of the Company's total revenue were generated by ten customers. Credit is extended to various companies in the petroleum industry in the normal course of business. The Company generally does not require collateral. This concentration of credit risk within this industry may be affected by changes in economic or other conditions and may, accordingly, affect the overall credit risk of the Company.

 Related Party Transactions

     The Company obtained protection and indemnity insurance coverage from a mutual insurance association, whose chairman is also the chairman of Maritrans Inc. The related insurance expense was $1,854,000, $2,680,000 and $2,577,000 for the years ended December 31, 2000, 1999 and 1998, respectively. In 2000, 1999 and 1998, the Company paid amounts for legal services to a law firm, a partner of which serves on the Company's Board of Directors. In 1998, the Company also paid the law firm for the lease of office space. A summary of payments to the law firm is as follows:

                                        2000     1999      1998
                                       ------   ------   -------
                                                ($000)
     Lease of office space .........    $ --     $ --     $114
     Legal services ................     220      207      120
                                        ----     ----     ----
     Total .........................    $220     $207     $234
                                        ====     ====     ====

 Impact of Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133., Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Company will adopt Statement 133 on January 1, 2001, and the effect of adoption will not have a material effect on the Company.

2. Sale of Assets

     In June 2000, the Company sold real estate and equipment located in Philadelphia, PA. The sales price totaled $1.75 million of which $1.58 million was received in the form of a note. The pre-tax loss on the sale is $0.7 million and is included in other income in the statement of income.

     In December 1999, the Company sold twenty-six vessels, which worked in the Northeastern U.S. coastal waters, in separate transactions to Vane Line Bunkering Inc. and K-Sea Transportation LLC ("Vessel Sale"). The transactions, which included fifteen barges and eleven tugboats, represented a divestiture of

                           NOTES TO THE CONSOLIDATED

2. Sale of Assets  -- (Continued)

approximately twenty-five percent of the Company's cargo-carrying capacity. The combined sale price of the two transactions was $48 million. The Company received proceeds of $39 million in cash and $8.5 million in notes. Due to uncertainties regarding collectibility of the notes received, the Company recorded a reserve of $4.5 million. The remaining $0.5 million of the sales price will be received by the Company upon certain conditions as defined in one of the sales agreements; accordingly, the $0.5 million will be included in net income if the conditions are met and the amounts are earned. The total gain on the Vessel Sale of the assets was $20.0 million, which includes a write-off of goodwill of approximately $1.4 million. The gain on the Vessel Sale is included in other income in the consolidated statements of income.

     In September 1999, the Company sold its petroleum storage terminal operations, located in Philadelphia, PA and Salisbury, MD. The proceeds of the sale totaled $10 million, of which $3.6 million was used to pay off the outstanding debt on the Philadelphia terminal. The loss on the sale of these assets was $5.9 million and is included in other income in the consolidated statements of income.

     In March 1999, the Company sold five vessels. The vessels consisted of two tug and barge units that were working in Puerto Rico and a tugboat working on the Atlantic Coast. The gain on the sale of these assets was $4.4 million and is included in other income in the consolidated statements of income.

     The following unaudited pro forma results of operations for the fiscal years ended December 31, 1999 and 1998 assumes that the sale of vessels and petroleum storage terminal operations were disposed as of the beginning of the period presented and excludes the net gain on the sale of these assets of $10.5 million, net of taxes. No pro forma adjustment has been made for expenses not specifically allocable to the assets sold.

                                                 1999            1998
                                            -------------   --------------
                                               ($000, except per share
                                                       amounts)
     Revenue ............................     $ 115,053       $  104,643
     Net income .........................           924              399
     Diluted earnings per share .........     $    0.08       $     0.03

3. Corporate Relocation and Downsizing

     In September 1999, the Company announced its intent to relocate the corporate headquarters from Philadelphia, PA to Tampa, FL. At the same time, the Company announced a reduction of approximately twenty-five percent of the shoreside staff. The Company accrued $0.9 million of severance costs in September 1999 for the cash benefits to be paid to the employees who had been terminated. As of December 31, 2000, these expenses have been paid.

4. Stock Buyback

     On February 9, 1999, the Board of Directors authorized a stock buyback program for the acquisition of up to one million shares of the Company's common stock. In February 2000, the Board of Directors authorized the acquisition of an additional one million shares in the program. As of December 31, 2000, 1,596,700 shares were purchased under the plan. The total cost of the shares repurchased during 2000 was $5.8 million.

                           NOTES TO THE CONSOLIDATED

5. Earnings per Common Share

     The following data show the amounts used in computing basic and diluted earnings per share (EPS):

                                                          2000         1999         1998
                                                       ----------   ----------   ---------
                                                                   (thousands)
     Income available to common stockholders used
       in basic EPS ................................    $ 5,012      $12,056      $ 3,116
                                                        =======      =======      =======
     Weighted average number of common shares
       used in basic EPS ...........................     10,883       11,682       11,929
     Effect of dilutive securities:
       Stock options and restricted shares .........        315          126          258
                                                        -------      -------      -------
     Weighted number of common shares and
       dilutive potential common stock used in
       diluted EPS .................................     11,198       11,808       12,187
                                                        =======      =======      =======

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

7. Cash and Cash Equivalents

     Cash and cash equivalents at December 31, 2000 and 1999 consisted of cash and commercial paper, the carrying value of which approximates fair value. For purposes of the consolidated financial statements, short-term highly liquid debt instruments with original maturities of three months or less are considered to be cash equivalents.

                           NOTES TO THE CONSOLIDATED

7. Cash and Cash Equivalents  -- (Continued)

     In 1999, the Company negotiated a waiver and amendment to the indenture and mortgage securing substantially all of the vessels sold in 1999. The proceeds from the sale of vessels were required to be deposited with the trustee, Wilmington Trust Company, and may be withdrawn to fund repairs and improvements on mortgaged vessels, including double-hull rebuilding, to make debt repayments and to pay income taxes resulting from the vessel sale. At December 31, 2000, deposits held by the trustee are $13.5 million. Of this amount, $11.4 million is classified as restricted cash and is included in current assets, as this amount will be used in current operations. The remaining balance of $2.1 million is included in other assets on the Company's consolidated balance sheet.

8. Stock Incentive Plans

     The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and Related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FAS Statement No. 123, Accounting for Stock-Based Compensation, requires the use of option valuation models that were not developed for use in valuing employee stock options. The effect of applying Statement No. 123's fair value method to the Company's stock-based awards results in pro forma net income and earnings per share that is not materially different from amounts reported. Pro forma results of operations may not be representative of the effects on pro forma results of operations for future years.

     Maritrans Inc. has a stock incentive plan (the "Plan"), whereby non-employee directors, officers and other key employees may be granted stock, stock options and, in certain cases, receive cash under the Plan. Any outstanding options granted under the Plan are exercisable at a price not less than market value of the shares on the date of grant. The maximum aggregate number of shares available for issuance under the Plan is 1,750,000. The Plan provides for the automatic grant of non-qualified stock options to non-employee directors, on a formulaic biannual basis, of options to purchase shares equal to two multiplied by the aggregate number of shares distributed to such non-employee director under the Plan during the preceding calendar year. In 2000, 1999 and 1998 there were 6,528, 5,663 and 3,864 shares issued to non-employee directors. Compensation expense equal to the fair market value on the date of the grant to the directors is included in general and administrative expense in the consolidated statement of income. During 2000, 1999 and 1998, there were 64,526, 63,705 and 115,178 shares of restricted stock issued under the Plan and subject to restriction provisions. The restrictions lapse in up to a three-year period from the date of grant. The weighted average fair value of the restricted stock issued during 2000, 1999 and 1998 was $6.00, $6.00 and $7.68. The shares are subject to forfeiture under certain circumstances. Unearned compensation, representing the fair market value of the shares at the date of issuance, is amortized to expense on a straight-line basis over the vesting period. At December 31, 2000 and 1999, 372,023 and 435,274 remaining shares and options within the Plan were reserved for grant, respectively.

     In May 1999, the Company adopted the Maritrans Inc. 1999 Directors' and Key Employees Equity Compensation Plan (the "99 Plan"), which provides non-employee directors, officers and other key employees with certain rights to acquire common stock and stock options. The aggregate number of shares available for issuance under the 99 Plan is 900,000 and the shares are to be issued from treasury shares. Any outstanding options granted under the Plan are exercisable at a price not less than market value of the shares on the date of grant. During 2000 and 1999, there were 94,962 and 103,316 shares of restricted stock issued under the 99 Plan and subject to restriction provisions. The restrictions lapse in up to a three-year period from the date of grant. The weighted average fair value of the restricted stock issued during 2000 and 1999 was $5.99 and $6.00. The shares are subject to forfeiture under certain circumstances. Unearned compensation, representing the fair market value of the shares at the date of issuance, is amortized to expense on a straight-line basis over the vesting period. At December 31, 2000 and 1999, 299,232 and 416,474 remaining shares and options within the Plan were reserved for grant, respectively.

     Compensation expense for all restricted stock was $851,000, $995,000 and $434,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

                           NOTES TO THE CONSOLIDATED

8. Stock Incentive Plans  -- (Continued)

   Information on stock options follows:

                                     Number of                        Weighted Average
                                      Options      Exercise Price      Exercise Price
                                    -----------   ----------------   -----------------
Outstanding at 12/31/97 .........      547,198     4.000-7.937            5.01
 Granted ........................       66,918     9.000-9.188            9.11
 Exercised ......................           --              --              --
 Cancelled or forfeited .........       35,991     5.375-6.000            5.78
 Expired ........................       98,489     4.000-5.000            4.35
                                       -------    ------------            ----
Outstanding at 12/31/98 .........      479,636     4.000-9.188            5.64
                                       -------    ------------            ----
 Granted ........................      598,169     6.000-6.000            6.00
 Exercised ......................           --              --              --
 Cancelled or forfeited .........       31,492     6.000-9.188            6.41
 Expired ........................           --              --              --
                                       -------    ------------            ----
Outstanding at 12/31/99 .........    1,046,313     4.000-9.188            5.82
                                     ---------    ------------            ----
 Granted ........................       83,270     5.750-6.000            5.89
 Exercised ......................       30,768     4.000-6.250            4.64
 Cancelled or forfeited .........       32,300     6.000-6.000            6.00
 Expired ........................           --              --              --
                                     ---------    ------------            ----
Outstanding at 12/31/00 .........    1,066,515     4.000-9.125            5.87
                                     ---------    ------------            ----
Exercisable
 December 31, 1998 ..............      318,971     4.000-9.125            4.55
 December 31, 1999 ..............      352,474     4.000-9.125            4.78
 December 31, 2000 ..............      380,712     4.000-9.125            5.21


Outstanding options have an original term of up to ten years, are exercisable in installments over two to four years, and expire beginning in 2002. The weighted average remaining contractual life of the options outstanding at December 31, 2000 is six years.

9. Income Taxes

     The income tax provision consists of:

                                      2000         1999         1998
                                  -----------   ----------   ---------
                                                  ($000)
       Current:
         Federal ..............    $  4,259      $ 15,567     $1,011
         State ................         122         1,943        126
       Deferred:
         Federal ..............      (1,244)       (7,583)       547
         State ................         (36)         (832)       186
                                   --------      --------     ------
                                   $  3,101      $  9,095     $1,870
                                   --------      --------     ------

                            NOTES TO THE CONSOLIDATED

 9. Income Taxes  -- (Continued)

     The differences between the federal statutory tax rate in 2000, 1999 and 1998, and the effective tax rates were as follows:

                                                                          2000        1999        1998
                                                                       ---------   ---------   ---------
                                                                                    ($000)
     Statutory federal tax provision ...............................    $2,840      $7,403      $1,695
     State income taxes, net of federal income tax benefit .........        88         722         206
     Non-deductible items ..........................................       249         602         131
     Other .........................................................       (76)        368        (162)
                                                                        ------      ------      ------
                                                                        $3,101      $9,095      $1,870
                                                                        ======      ======      ======


     Principal items comprising deferred income tax liabilities and assets as of December 31, 2000 and 1999 are:

                                                                   2000         1999
                                                                ----------   ----------
                                                                        ($000)
       Deferred tax liabilities:
        Depreciation ........................................    $38,997      $46,278
        Prepaid expenses ....................................      1,258        1,662
                                                                 -------      -------
                                                                  40,255       47,970
                                                                 -------      -------
       Deferred tax assets:
        Reserves and accruals ...............................     10,434       16,028
        Net operating loss and credit carryforwards .........         --           --
                                                                 -------      -------
                                                                  10,434       16,028
                                                                 -------      -------
       Net deferred tax liabilities .........................    $29,821      $31,912
                                                                 =======      =======

10. Retirement Plans

     Most of the shoreside employees participate in a qualified defined benefit retirement plan of Maritrans Inc. Substantially all of the seagoing supervisors who were supervisors in 1984, or who were hired as or promoted into supervisory roles between 1984 and 1998 have pension benefits under the Company's retirement plan for that period of time. Beginning in 1999, the seagoing supervisors retirement benefits are provided through contributions to an industry-wide, multi-employer seaman's pension plan. Upon retirement, those seagoing supervisors will be provided with retirement benefits from the Company's plan for service periods between 1984 and 1998, and from the multi-employer seaman's plan for other covered periods. As a result of the implementation of changes in the retirement plan provider, the Company recognized a curtailment gain during 1999 in the amount of $2.6 million, which is reflected in the 1999 net pension cost. Additionally, the Company modified its plan for those seagoing supervisors who had been originally covered by the District 2 Marine Engineers Beneficial Association and met certain service requirements. As a result of this modification, additional benefits of $1.7 million have been recorded and reflected in net periodic benefit cost for the year ended December 31, 1999.

     Net periodic pension cost was determined under the projected unit credit actuarial method. Pension benefits are primarily based on years of service and begin to vest after two years. Employees who are members of unions participating in Maritrans' collective bargaining agreements are not eligible to participate in the qualified defined benefit retirement plan of Maritrans Inc.

                           NOTES TO THE CONSOLIDATED

10. Retirement Plans  -- (Continued)

     The following table sets forth changes in the plan's benefit obligation, changes in plan assets and the plan's funded status as of December 31, 2000 and 1999:

                                                               2000           1999
                                                           ------------   -----------
                                                                     ($000)
Change in benefit obligation
Benefit obligation at beginning of year ................      $25,945       $25,647
Service cost ...........................................          489         1,419
Interest cost ..........................................        1,606         1,635
Benefit enhancement ....................................           --         1,666
Actuarial (gain) loss ..................................       (1,549)         (979)
Curtailment gain .......................................           --        (2,579)
Benefits paid ..........................................       (1,209)         (864)
                                                              --------      --------
Benefit obligation at end of year ......................      $25,282       $25,945
                                                              --------      --------
Change in plan assets
Fair value of plan assets at beginning of year .........      $30,599       $30,533
Actual return on plan assets ...........................        1,778           930
Benefits paid ..........................................       (1,209)         (864)
                                                              --------      --------
Fair value of plan assets at end of year ...............      $31,168       $30,599
                                                              --------      --------
Funded status ..........................................        5,886         4,654
Unrecognized net actuarial (gain) loss .................       (8,949)       (8,054)
Unrecognized transition amount .........................         (204)         (408)
                                                              --------      --------
Accrued benefit cost ...................................     ($ 3,267)     ($ 3,808)
                                                              --------      --------
Weighted average assumptions as of December 31, 2000
Discount rate ..........................................         6.75%         6.75%
Expected rate of return ................................         6.75%         6.75%
Rate of compensation increase ..........................         5.00%         5.00%

Net periodic pension cost included the following components for the years ended December 31,

                                                              2000          1999          1998
                                                          -----------   -----------   -----------
                                                                          ($000)
Components of net periodic benefit pension cost
Service cost of current period ........................     $   489       $ 1,419      $  1,482
Interest cost on projected benefit obligation .........       1,606         1,635         1,553
Expected return on plan assets ........................      (2,025)       (2,032)       (1,832)
Actual (gain) loss on plan assets .....................         246         1,102        (1,683)
Benefit enhancement ...................................          --         1,666            --
Curtailment gain ......................................          --        (2,579)           --
Net (amortization) and deferral .......................        (858)       (1,733)        1,480
                                                            -------       -------      --------
Net periodic pension cost .............................    ($   542)     ($   522)     $  1,000
                                                            =======       =======      ========

     Substantially all of the shoreside employees participate in a qualified defined contribution plan. Contributions under the plan are determined annually by the Board of Directors of Maritrans Inc. and were $375,000, $59,000 and $0 for the years ended December 31, 2000, 1999 and 1998, respectively.

     Approximately 57 percent of the Company's employees are covered under collective bargaining agreements, and approximately 14 percent of the employees are covered under collective bargaining agreements that expire within one year.

                            NOTES TO THE CONSOLIDATED

10. Retirement Plans  -- (Continued)

     Beginning in 1999, all of the Company's seagoing employee retirement benefits are provided through contributions to industry-wide, multi-employer seaman's pension plans. Prior to 1999, the seagoing supervisors were included in the Company's retirement plan as discussed above. Contributions to industry-wide, multi-employer seamen's pension plans, which cover substantially all seagoing personnel, were approximately $1,029,000, $1,527,000 and $889,000 for the years ended December 31, 2000, 1999 and 1998, respectively. These contributions include funding for current service costs and amortization of prior service costs of the various plans over periods of 30 to 40 years. The pension trusts and union agreements provide that contributions be made at a contractually determined rate per man-day worked. Maritrans Inc. and its subsidiaries are not administrators of the multi-employer seamen's pension plans.

11. Debt


     The Company has $45.5 million remaining at December 31, 2000, on the fleet mortgage that was part of the original indebtedness of $115.0 million incurred when the Company became a public company in 1987. This mortgage is collateralized by mortgages on a majority of the tugs and barges.

     In 1997, Maritrans entered into a multi-year revolving credit facility, as amended, for amounts up to $33 million with Mellon Bank, N.A. This facility is collateralized by mortgages on tankers acquired in 1997 and 1998. Borrowings outstanding under this facility at December 31, 2000 and 1999 were $22.0 million. The interest rate on the indebtedness is variable. The weighted average interest rate during 2000 was 7.9 percent.

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

     Long term debt is as follows:

                                                                                                December 31,
                                                                                              2000         1999
                                                                                           ----------   ----------
                                                                                                   ($000)
Fleet Mortgage, annual principal payment of $6.5 million, interest rate 9.25%...........    $45,500      $ 52,000
Revolving credit facility with Mellon Bank N.A., maturity date October 2002, variable
 interest rate (7.69% at December 31, 2000) ............................................     22,000        22,000
Vessel notes payable, monthly payments of $76,104 including interest, no stated interest
 rate (interest imputed at a rate of 6.5%) .............................................      3,267         3,945
Vessel notes payable, monthly payments of $54,183 including interest with a balloon payment of $1,137,838 due February 2007, variable interest rate, (9.00% at December
 31, 2000) .............................................................................      5,093         5,689
                                                                                            -------      --------
                                                                                             75,860        83,634
Less current portion ...................................................................      7,872         7,773
                                                                                            -------      --------
                                                                                            $67,988      $ 75,861
                                                                                            =======      ========

     Terms of the indebtedness require the subsidiaries to maintain their properties in a specific manner, maintain specified insurance on their properties and business, and abide by other covenants which are customary with respect to such borrowings. The Company was in compliance with all applicable covenants at December 31, 2000.

                            NOTES TO THE CONSOLIDATED

11. Debt  -- (Continued)

     Based on the borrowing rates currently available for loans with similar terms and maturities, the fair value of long-term debt was $77.2 million and $76.3 million at December 31, 2000 and 1999, respectively. The maturity schedule for outstanding indebtedness under existing debt agreements at December 31, 2000, is as follows:



                                      ($000)
  2001 ..........................    $ 7,872
  2002 ..........................     29,921
  2003 ..........................      7,972
  2004 ..........................      8,027
  2005 ..........................      7,226
  Thereafter ....................     14,842
                                     -------
                                     $75,860
                                     =======

12. Commitments and Contingencies

     Minimum future rental payments under noncancellable operating leases at December 31, 2000, are as follows:

                                      ($000)
  2001 ..........................    $  461
  2002 ..........................       476
  2003 ..........................       491
  2004 ..........................       507
  2005 ..........................       457
  Thereafter ....................     1,831
                                     ------
                                     $4,223
                                     ======

     Total rent expense for all operating leases was $584,000, $1,897,000, and $2,029,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     The indenture governing the Operating Partnership's long-term debt permits cash distributions by Maritrans Operating Partners L.P. to Maritrans Inc., so long as no default exists under the indenture and provided that such distributions do not exceed contractually prescribed amounts.

     In the ordinary course of its business, claims are filed against the Company for alleged damages in connection with its operations. Management is of the opinion that the ultimate outcome of such claims at December 31, 2000, will not have a material adverse effect on the consolidated financial statements.

13. Quarterly Financial Data (Unaudited)

                                                 First          Second          Third           Fourth
                                                Quarter        Quarter         Quarter         Quarter
                                              -----------   -------------   -------------   -------------
                                                           ($000, except per share amounts)
2000
----
Revenues ..................................   $  30,671       $  28,053       $  32,744       $  32,247
Operating income ..........................         667           1,365           4,684           4,318
Net income (loss) .........................         (67)             76           2,708           2,295
Basic earnings (loss) per share ...........   $   (0.01)      $    0.01       $    0.25       $    0.22
Diluted earnings (loss) per share .........   $   (0.01)      $    0.01       $    0.24       $    0.21
1999
----
Revenues ..................................   $  38,398       $  39,834       $  39,185       $  34,250
Operating income ..........................       1,455           2,780           1,755           1,823
Net income (loss) .........................       2,085             900          (2,909)         11,980
Basic earnings (loss) per share ...........   $    0.17       $    0.08       $   (0.25)      $    1.05
Diluted earnings (loss) per share .........   $    0.17       $    0.08       $   (0.25)      $    1.03

                           NOTES TO THE CONSOLIDATED

     13. Quarterly Financial Data (Unaudited)  -- (Continued)

     In the second quarter of 2000, the Company sold real estate and equipment located in Philadelphia, PA. The loss on the sale of these assets was $0.7 million ($0.4 million net of tax or $ 0.04 diluted earnings per share) and is included in other income in the statements of income.

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

     In the fourth quarter of 1999, the Company recorded a credit to expense of $1.4 million ($0.8 million net of tax or $0.12 diluted earnings per share) related to changes in the pension plan described in Note 10.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                   PART III


Item 10. Directors and Executive Officers of the Registrant

     Information with respect to directors of the Registrant, and information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, is incorporated herein by reference to the Registrant's definitive Proxy Statement (the "Proxy Statement") to be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days after the close of the year ended December 31, 2000, under the captions "Information Regarding Nominees For Election As Directors And Regarding Continuing Directors" and "Section 16(A) Beneficial Ownership Reporting Compliance."

     The individuals listed below are directors and executive officers of Maritrans Inc. or its subsidiaries.

                   Name                   Age(1)                             Position
                   ----                   ------                             --------
Stephen A. Van Dyck (4) ................    57      Chairman of the Board of Directors and Chief Executive Officer
Dr. Robert E. Boni (2)(3) ..............    73      Lead Director
Dr. Craig E. Dorman (2)(3)(4) ..........    60      Director
Robert J. Lichtenstein (4) .............    53      Director
Brent A. Stienecker (2)(3) .............    62      Director
H. William Brown .......................    62      Chief Financial Officer
Janice M. Smallacombe ..................    41      Senior Vice President and Secretary
John J. Burns ..........................    48      President, Maritrans Operating Partners L.P.
Walter T. Bromfield ....................    45      Treasurer and Controller
Stephen M. Hackett .....................    42      President, Maritrans Chartering Co., Inc.
Philip J. Doherty ......................    41      Vice President Corporate Projects

------------
(1) As of March 1, 2001
(2) Member of the Compensation Committee
(3) Member of the Audit Committee
(4) Member of the Nominating Committee

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

     Mr. Doherty is Vice President Corporate Projects and has been continuously employed by Maritrans since 1997. Previously, Mr. Doherty was Director of Business Development for Computer Command and Control Company where he had been employed since April 1995.

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

                                    PART IV


Item 14.   EXHIBITS, FINANCIAL STATEMENT
           SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                                    Page
                                                                                                                   -----
(a) (1)            Financial Statements

                   Report of Independent Auditors                                                                    17

                   Maritrans Inc. Consolidated Balance Sheets at December 31, 2000 and 1999                          18

                   Maritrans Inc. Consolidated Statements of Income for the years ended
                   December 31, 2000, 1999 and 1998                                                                  19

                   Maritrans Inc. Consolidated Statements of Cash Flows for the years ended
                   December 31, 2000, 1999 and 1998                                                                  20

                   Maritrans Inc. Consolidated Statements of Stockholders' Equity for the years ended
                   December 31, 2000, 1999 and 1998                                                                  21

                   Notes to the Consolidated Financial Statements                                                    22

    (2)            Financial Statement Schedules

                   Schedule II Maritrans Inc. Valuation Account for the years ended December 31, 2000,
                   1999 and 1998                                                                                     40

                   All other schedules called for under Regulation S-X are not submitted because they are not applicable, not required, or because the required information is not material, or is included in the financial statements or notes thereto.

(b)                Reports on Form 8-K

                   No reports on Form 8-K were filed in the quarter ended December 31, 2000.

                                                            Exhibit Index                                                      Page
                   -----------------------------------------------------------------------------------------------------      ------
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

  4.2              Shareholder Rights Agreement amended and restated February, 1999.

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

 10.4(b)-          Note of Maritrans Tankers Inc. to Mellon Bank, N.A., dated October 17, 1997 (Exhibit 10.3).

                                                            Exhibit Index                                                      Page
                   -----------------------------------------------------------------------------------------------------      ------
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

 10.4 (e)o         Agreement of Sale dated October 11, 1999 between Maritrans Operating Partners L.P. and K-Sea
                   Transportation LLC Executive Compensation Plans and Arrangements

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

 10.18             Severance and Non-Competition Agreement, as amended and restated effective Janu ary 7, 2000, between
                   Maritrans General Partner Inc. and Walter T. Bromfield.

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


                                          MARITRANS INC.
                                          (Registrant)
                                          By: /s/ Stephen A. Van Dyck
                                             -------------------------
                                             Stephen A. Van Dyck
                                             Chairman of the Board
                                             Dated: March 14, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:      /s/ Stephen A. Van Dyck       Chairman of the Board and        Dated: March 14, 2001
       ----------------------------    Chief Executive Officer
             Stephen A. Van Dyck       (Principal Executive Officer)

By:       /s/ Dr. Robert E. Boni       Lead Director                    Dated: March 14, 2001
       ----------------------------
              Dr. Robert E. Boni

By:      /s/ Dr. Craig E. Dorman       Director                         Dated: March 14, 2001
       ----------------------------
             Dr. Craig E. Dorman

By:     /s/ Robert J. Lichtenstein     Director                         Dated: March 14, 2001
       ----------------------------
            Robert J. Lichtenstein

By:      /s/ Brent A. Stienecker       Director                         Dated: March 14, 2001
       ----------------------------
             Brent A. Stienecker

By:        /s/ H. William Brown        Chief Financial Officer          Dated: March 14, 2001
       ----------------------------    (Principal Financial Officer)
               H. William Brown

By:      /s/ Walter T. Bromfield       Treasurer and Controller         Dated: March 14, 2001
       ----------------------------    (Principal Accounting Officer)
             Walter T. Bromfield

                                MARITRANS INC.
                       SCHEDULE II -- VALUATION ACCOUNT

                                    ($000)



                                                                                                   BALANCE
                                             BALANCE AT       CHARGED TO                           AT END
                                              BEGINNING        COSTS AND                             OF
               DESCRIPTION                    OF PERIOD        EXPENSES          DEDUCTIONS        PERIOD
-----------------------------------------   ------------   ----------------   ----------------   ----------
JANUARY 1 TO DECEMBER 31, 1998
Allowance for doubtful accounts .........      $ 1,258        $     129          $      --        $ 1,387
Accrued shipyard costs ..................      $21,808        $  15,795          $  18,106(c)     $19,497

JANUARY 1 TO DECEMBER 31, 1999
Allowance for doubtful accounts .........      $ 1,387        $     237          $     231(a)     $ 1,393
Allowance for notes receivable ..........      $    --        $   4,500(b)       $      --        $ 4,500
Accrued shipyard costs ..................      $19,497        $  17,170          $  15,284(c)     $17,403
                                                                                     3,980(d)
JANUARY 1 TO DECEMBER 31, 2000
Allowance for doubtful accounts .........      $ 1,393        $      77          $     254(a)     $ 1,216
Allowance for notes receivable ..........      $ 4,500        $      --          $      --        $ 4,500
Accrued shipyard costs ..................      $17,403        $  10,466          $   7,942(c)     $19,927

------------
(a) Deductions are a result of write-offs of uncollectible accounts receivable for which allowances were previously provided.

(b) Represents valuation recorded against the notes received during 1999 from the sale of assets.

(c) Deductions reflect expenditures for major periodic overhauls.

(d) Reflects reduction in reserve for shipyard accrual related to vessels sold in 1999. Amount is included in the gain on asset sales discussed in Note 2 to the consolidated financial statements.