Form 10-Q
period 2001-03-31
MARITRANS INC /DE/
filed 2001-05-08
CIK 810113

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

(Mark One)

 X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934

For the Quarterly Period ended March 31, 2001
                               --------------

                                       or

    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934

For the Transition Period from            to
                               ----------    ----------

Commission File Number  1-9063
                       --------

                                 MARITRANS INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                            51-0343903
-------------------------------                                -----------
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

  Common Stock $.01 par value, 10,503,143 shares outstanding as of May 3, 2001

                                 MARITRANS INC.
                                      INDEX



                                                                                                              Page
                                                                                                              ----
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets - March 31, 2001 and December 31, 2000                           3

           Condensed Consolidated Statements of Operations - Three months ended March 31,
             2001 and 2000                                                                                        4

           Condensed Consolidated Statements of Cash Flows - Three months ended March 31,
             2001 and 2000                                                                                        5

           Notes to Condensed Consolidated Financial Statements                                                   6


Item 2.    Management's Discussion and Analysis of Financial Condition and Results
             of Operations                                                                                        8


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                                     12

Item 6.    Exhibits and Reports on Form 8-K                                                                      12


SIGNATURES                                                                                                       13

                          PART I: FINANCIAL INFORMATION

                                 MARITRANS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ($000)

                                                                                  March 31,         December 31,
                                                                                    2001               2000
                                                                                 -------------------------------
                                                                                 (Unaudited)        (Note 1)
ASSETS

Current assets:
     Cash and cash equivalents                                                   $  46,197           $  36,598
     Cash and cash equivalents - restricted                                          3,880              11,400
     Trade accounts receivable                                                       8,998               9,505
     Other accounts receivable                                                       4,643               4,279
     Inventories                                                                     2,793               3,182
     Deferred income tax benefit                                                     9,176               9,176
     Prepaid expenses                                                                1,676               2,067
                                                                                 ---------           ---------
          Total current assets                                                      77,363              76,207

Vessels and equipment                                                              290,462             289,447
     Less accumulated depreciation                                                 138,201             133,838
                                                                                 ---------           ---------
          Net vessels and equipment                                                152,261             155,609

Note receivable                                                                      4,607               4,724
Other                                                                                3,958               5,820
                                                                                 ---------           ---------

          Total assets                                                           $ 238,189           $ 242,360
                                                                                 =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Debt due within one year                                                    $   7,884           $   7,872
     Trade accounts payable                                                            954               1,242
     Accrued interest                                                                2,104               1,052
     Accrued shipyard costs                                                          7,673               7,971
     Accrued wages and benefits                                                      3,192               2,527
     Other accrued liabilities                                                       5,500               8,552
                                                                                 ---------           ---------
          Total current liabilities                                                 27,307              29,216

Long-term debt                                                                      67,638              67,988
Deferred shipyard costs                                                             11,509              11,956
Other liabilities                                                                    3,674               3,757
Deferred income taxes                                                               38,997              38,997

Stockholders' equity                                                                89,064              90,446
                                                                                 ---------           ---------

          Total liabilities and stockholders' equity                             $ 238,189           $ 242,360
                                                                                 =========           =========

See notes to financial statements.

                                 MARITRANS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        ($000, except per share amounts)

                                                                          Three Months Ended March 31,
                                                                          2001                    2000
                                                                       ----------------------------------
Revenues                                                               $ 31,567                  $ 30,671

Costs and expenses:
    Operation expense                                                    16,641                    18,178
    Maintenance expense                                                   3,708                     5,489
    General and administrative                                            1,890                     2,089
    Depreciation and amortization                                         4,431                     4,248
                                                                       --------                  --------

    Total operating expense                                              26,670                    30,004
                                                                       --------                  --------

Operating income                                                          4,897                       667

Interest expense                                                         (1,595)                   (1,733)
Other income                                                                989                     1,014
                                                                       --------                  --------

Income (loss) before income taxes                                         4,291                       (52)

Income tax provision                                                      1,631                        15
                                                                       --------                  --------

Net income (loss)                                                      $  2,660                  $    (67)

Basic earnings (loss) per share                                        $   0.26                  $  (0.01)
Diluted earnings (loss) per share                                      $   0.24                  $  (0.01)
Dividends declared per share                                           $   0.10                  $   0.10


See notes to financial statements.

                                 MARITRANS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                     ($000)

                                                                                        Three Months Ended March 31,
                                                                                          2001                2000
                                                                                        ----------------------------
Cash flows from operating activities:
     Net income (loss)                                                                  $  2,660            $   (67)
     Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
          Depreciation and amortization                                                    4,431               4,248
          Deferred income tax provision                                                        -                  24
          Stock compensation                                                                 269                 211
          Changes in receivables, inventories and prepaid expenses                           923               5,918
          Changes in current liabilities, other than debt                                 (1,920)             (1,206)
          Non-current changes, net                                                          (837)              2,182
                                                                                        --------            --------
                                                                                           2,866              11,377
                                                                                        --------            --------

          Net cash provided by operating activities                                        5,526              11,310

Cash flows from investing activities:
     Release of cash and cash equivalents - restricted                                     9,620                   -
     Collections on notes receivable                                                         117                   -
     Purchase of vessels and equipment                                                    (1,015)               (267)
                                                                                        --------            --------

          Net cash provided by (used in) investing activities                              8,722                (267)
                                                                                        --------            --------

Cash flows from financing activities:
     Payment of long-term debt                                                              (338)               (274)
     Purchase of treasury stock                                                           (3,238)             (1,443)
     Proceeds from exercise of stock options                                                   4                 129
     Dividends declared and paid                                                          (1,077)             (1,152)
                                                                                        --------            --------

          Net cash provided by (used in) financing activities                             (4,649)             (2,740)
                                                                                        --------            --------

Net increase in cash and cash equivalents                                                  9,599               8,303
Cash and cash equivalents at beginning of period                                          36,598              13,232
                                                                                        --------            --------

Cash and cash equivalents at end of period                                              $ 46,197            $ 21,535
                                                                                        ========            ========


See notes to financial statements

                                 MARITRANS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

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

   In the opinion of management, the accompanying condensed consolidated financial statements of Maritrans Inc., which are unaudited (except for the Condensed Consolidated Balance Sheet as of December 31, 2000, which is derived from audited financial statements), include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial statements of the consolidated entities.

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   Pursuant to the rules and regulations of the Securities and Exchange Commission, the unaudited condensed consolidated financial statements do not include all of the information and notes normally included with annual financial statements prepared in accordance with generally accepted accounting principles. These financial statements should be read in conjunction with the consolidated historical financial statements and notes thereto included in the Company's Form 10-K for the period ended December 31, 2000.

2. Earnings per Common Share

   The following data shows the amounts used in computing basic and diluted earnings per share ("EPS"):


                                                                  Three Months Ended March 31,
                                                                    2001                 2000
                                                                    ----                 ----
                                                                             (000's)
       Income (loss) available to common stockholders
            used in basic EPS                                      $ 2,660            $   (67)

       Weighted average number of common
           shares used in basic EPS                                 10,328             11,308

       Effect of dilutive securities:
           Stock options and restricted shares                         660                  0

       Weighted number of common shares
           and dilutive potential common
           stock used in diluted EPS                                10,988             11,308


3. Income Taxes

   The Company's effective tax rate differs from the federal statutory rate due primarily to state income taxes and certain nondeductible items.

4. Share Buyback Program

   On February 9, 1999, the Board of Directors authorized a share buyback program for the acquisition of up to one million shares of the Company's common stock. In February 2000 and again in February 2001, the Board of Directors authorized the acquisition of an additional one million shares in the program. The total authorized shares under the program are three million. As of March 31, 2001, 1,966,700 shares have been repurchased under the plan and have been financed from internally generated funds.

5. Impact of Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Company adopted Statement 133 on January 1, 2001, and the effect of the adoption was not material to the Company.

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

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in Part I Item 1 of this Form 10-Q and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2000 contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Results of Operations
---------------------

Three Month Comparison
----------------------

Revenues of $31.6 million in the first quarter of 2001 increased compared to $30.7 million in the first quarter of 2000, an increase of $0.9 million or 3 percent. Vessel utilization, as measured by revenue days divided by calendar days available, decreased from 91.2 percent in the first quarter of 2000 to 87.9 percent in the first quarter of 2001. The majority of the decrease in utilization resulted from vessels being out of service for scheduled maintenance. Although vessel utilization decreased, the average daily rate increased over the same period in 2000. This increase is the result of higher market rates, which began late in 2000 and continued into 2001. Rates increased primarily due to the amount of capacity already under contract to customers and to low distillate inventories in the United States. Barrels of cargo transported decreased from 48.5 million in the first quarter of 2000 to 46.2 million in the first quarter of 2001. Looking forward to the remainder of 2001, the Company expects the market rates to continue at levels greater than those in 2000. We believe this to be the result of low gasoline inventories in the United States, high distillate demand and the continuation of the amount of capacity under contract to customers. The OCEAN CITIES will be going out of service late in the second quarter for its double hull rebuild. In addition, other vessels will be in the shipyard for scheduled maintenance. This out of service time will decrease the Company's utilization and could cause a reduction of revenues in 2001.

Operating expenses decreased from $30.0 million in the first quarter of 2000 to $26.7 million in the first quarter of 2001, a decrease of $3.3 million or 11 percent. In the first quarter of 2001, one of the Company's tankers was under a contract that passes through fuel and other voyage costs directly to the customer. The tanker was not under the same form of contract in the comparable period of 2000. As a result of this contract, fuel costs and port charges decreased during the quarter. Port charges also decreased as a result of the decrease in utilization discussed above. Maintenance expense decreased as a result of the rebuilding of the single-hulled barges to double-hulled barges, which allows certain procedures to be performed while the vessel is in the shipyard for its double-hulling.

Operating income increased as a result of the aforementioned changes in revenue and expenses.

Net income for the first quarter of 2001 increased compared to the first quarter of 2000 due to the aforementioned changes in revenue and expenses.

Liquidity and Capital Resources
-------------------------------

For the three months ended March 31, 2001, funds provided by operating activities were sufficient to meet debt service obligations and loan agreement restrictions, to make capital acquisitions and improvements, to allow Maritrans Inc. to pay a dividend of $0.10 per common share in the current quarter and to make share repurchases. While dividends have been made quarterly in each of the last three years, there can be no assurance that the dividend will continue. The ratio of total debt to capitalization is .46:1 at March 31, 2001.

Management believes that in 2001, funds provided by operating activities, augmented by financing and investing transactions, will be sufficient to finance operations, anticipated capital expenditures, lease payments and required debt repayments.

On February 9, 1999, the Board of Directors authorized a share buyback program for the acquisition of up to one million shares of the Company's common stock. This amount represented approximately 8 percent of the 12.1 million shares outstanding at that time. In February 2000 and again in February 2001, the Board of Directors authorized the acquisition of an additional one million shares in the program. The total authorized shares under the buyback program are three million. As of March 31, 2001, 1,966,700 shares have been repurchased under the plan and have been financed from internally generated funds. The Company intends to hold the majority of the shares as treasury stock, although some shares will be used for employee compensation plans and others may be used for acquisition currency and/or other corporate purposes.

On August 17, 2000, the Company awarded a contract to rebuild a third large single hull barge, the OCEAN CITIES, to a double hull configuration, which is expected to have a total cost of approximately $15.5 million. As of March 31, 2001, the Company has advanced $4.8 million on this project to the shipyard contractor for prefabrication and other design work. The vessel is scheduled to enter the shipyard in the second quarter of 2001 and is expected to return to service in the fourth quarter of 2001. The Company has and expects to continue the financing of this project from internally generated funds.

Debt Obligations and Borrowing Facility
---------------------------------------

At March 31, 2001, the Company had $75.5 million in total outstanding debt, secured by mortgages on most of the fixed assets of the Company. The current portion of this debt at March 31, 2001 was $7.9 million.

In 1997, Maritrans entered into a multi-year revolving credit facility for amounts up to $33 million with Mellon Bank, N.A. This facility is collateralized by mortgages on the tankers. In 2000, this facility was extended to October 30, 2002. At March 31, 2001, $22 million was outstanding under this facility.

Impact of Recent Accounting Pronouncements
------------------------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Company adopted Statement 133 on January 1, 2001, and the effect of the adoption was not material to the Company.

Part II:  OTHER INFORMATION

ITEM 1.         Legal Proceedings
                -----------------

                In Maritrans Inc., et al v. United States, Maritrans sued the United States in 1996 alleging that the double hull requirement of the Oil Pollution Act of 1990 ("OPA") which requires retirement of Maritrans' fleet of single-hulled barges, is a "taking" under the fifth amendment to the U.S. Constitution. Maritrans is seeking a total of approximately $200 million in compensation for this taking. A trial was held in July 1997 on the preliminary issue of whether Maritrans had a cognizable property interest that could be subject to taking. The Court ruled in favor of Maritrans.

                In April 1999, the United States Court of Federal Claims ("the Court") ruled that the case was "ripe" only with respect to vessels that OPA had forced out of service, which would include vessels that Maritrans had sold, scrapped, or rebuilt. A trial was held in January 2001, with respect to eight of the Company's barges that are "ripe". Maritrans alleges that the value of these assets, for which compensation is currently due, is approximately $73 million. The trial concluded on February 13, 2001. A decision is expected from the Court within the next few months. If Maritrans prevails, claims for other of the Company's barges will be the subject of future legal proceedings as the vessels are forced from service by OPA.


ITEM 6.         Exhibits and Reports on Form 8-K
                --------------------------------

(a)             Reports on Form 8-K
                No reports on Form 8-K were filed in the quarter ended March 31, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 MARITRANS INC.
                                  (Registrant)




By:         /s/ H. William Brown                             Dated: May 8, 2001
      ---------------------------------------
              H. William Brown
          Chief Financial Officer
        (Principal Financial Officer)







By:       /s/ Walter T. Bromfield                            Dated: May 8, 2001
     ------------------------------------------
             Walter T. Bromfield
           Treasurer and Controller
        (Principal Accounting Officer)