Form 10-Q
period 2001-06-30
MARITRANS INC /DE/
filed 2001-08-13
CIK 810113

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

(Mark One)

 X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---  Exchange Act of 1934

For the Quarterly Period ended June 30, 2001
                               -------------

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

Common Stock $.01 par value, 10,219,803 shares outstanding as of August 7, 2001

                                 MARITRANS INC.
                                      INDEX


                                                                                                 Page
                                                                                                 ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets - June 30, 2001 and December 31, 2000             3

          Condensed Consolidated Statements of Income - Three months ended June 30, 2001
            and 2000                                                                              4

          Condensed Consolidated Statements of Income - Six months ended June 30, 2001
            and 2000                                                                              5

          Condensed Consolidated Statements of Cash Flows - Six months
           ended June 30, 2001 and 2000                                                           6

          Notes to Condensed Consolidated Financial Statements                                    7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations   9

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                                      14

Item 6.   Exhibits and Reports on Form 8-K                                                       14


SIGNATURES                                                                                       15

                          PART I: FINANCIAL INFORMATION

                                 MARITRANS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ($000)

                                                        June 30,    December 31,
                                                          2001          2000
                                                       -------------------------
                                                       (Unaudited)    (Note 1)
ASSETS

Current assets:
     Cash and cash equivalents                          $ 29,834      $ 36,598
     Cash and cash equivalents - restricted                4,457        11,400
     Trade accounts receivable                             9,030         9,505
     Other accounts receivable                             4,866         4,279
     Inventories                                           2,850         3,182
     Deferred income tax benefit                           9,176         9,176
     Prepaid expenses                                      2,693         2,067
                                                        --------      --------
          Total current assets                            62,906        76,207

Vessels and equipment                                    285,350       289,447
     Less accumulated depreciation                       135,341       133,838
                                                        --------      --------
          Net vessels and equipment                      150,009       155,609

Note receivable                                            4,431         4,724
Other                                                      4,360         5,820
                                                        --------      --------

          Total assets                                  $221,706      $242,360
                                                        ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Debt due within one year                           $  6,896      $  7,872
     Trade accounts payable                                1,156         1,242
     Accrued interest                                        763         1,052
     Accrued shipyard costs                                7,303         7,971
     Accrued wages and benefits                            3,132         2,527
     Other accrued liabilities                             4,562         8,552
                                                        --------      --------
          Total current liabilities                       23,812        29,216

Long-term debt                                            55,784        67,988
Deferred shipyard costs                                   10,954        11,956
Other liabilities                                          3,723         3,757
Deferred income taxes                                     38,997        38,997

Stockholders' equity                                      88,436        90,446
                                                        --------      --------

          Total liabilities and stockholders' equity    $221,706      $242,360
                                                        ========      ========

See notes to financial statements.

                                 MARITRANS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                        ($000, except per share amounts)



                                              April 1 to        April 1 to
                                             June 30, 2001     June 30, 2000
                                             -------------------------------
Revenues                                       $ 31,834          $ 28,053

     Costs and expenses:
         Operation expense                       16,325            15,797
         Maintenance expense                      3,780             4,567
         General and administrative               1,911             2,016
         Depreciation and amortization            4,482             4,308
                                               --------          --------

         Total operating expense                 26,498            26,688
                                               --------          --------

     Operating income                             5,336             1,365

     Interest expense                            (1,392)           (1,580)
     Other income                                   820               376
                                               --------          --------

     Income before income taxes                   4,764               161

     Income tax provision                         1,810                85
                                               --------          --------

     Net income                                $  2,954          $     76
                                               ========          ========

     Basic earnings per share                  $   0.29          $   0.01
     Diluted earnings per share                $   0.28          $   0.01
     Dividends declared per share              $   0.10          $   0.10


     See notes to financial statements.

                                 MARITRANS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                        ($000, except per share amounts)

                                            January 1 to        January 1 to
                                            June 30, 2001       June 30, 2000
                                            ---------------------------------
Revenues                                     $ 63,401             $ 58,724

Costs and expenses:
    Operation expense                          32,966               33,975
    Maintenance expense                         7,488               10,056
    General and administrative                  3,801                4,105
    Depreciation and amortization               8,913                8,557
                                             --------             --------

    Total operating expense                    53,168               56,693
                                             --------             --------

Operating income                               10,233                2,031

Interest expense                               (2,987)              (3,313)
Other income, net                               1,809                1,391
                                             --------             --------

Income before income taxes                      9,055                  109

Income tax provision                            3,441                  100
                                             --------             --------

Net income                                   $  5,614             $      9
                                             ========             ========

Basic earnings per share                     $   0.55             $   0.00
Diluted earnings per share                   $   0.52             $   0.00
Dividends declared per share                 $   0.20             $   0.20


     See notes to financial statements.

                                 MARITRANS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                     ($000)

                                                                               Six Months Ended June 30,
                                                                                  2001          2000
                                                                               ------------------------
Cash flows from operating activities:
     Net income                                                                 $  5,614       $      9
     Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
          Depreciation and amortization                                            8,913          8,557
          Deferred income tax provision                                             --              110
          Stock compensation                                                         311            492
          Changes in receivables, inventories and prepaid expenses                  (406)         5,431
          Changes in current liabilities, other than debt                         (4,427)        (2,586)
          Non-current changes, net                                                (1,756)         2,096
          (Gain) loss on sale of fixed assets                                       (172)           637
                                                                                --------       --------
                                                                                   2,463         14,737
                                                                                --------       --------

          Net cash provided by operating activities                                8,077         14,746

Cash flows from investing activities:
     Release of cash and cash equivalents - restricted                             9,043         11,174
     Collections on notes receivable                                                 233           --
     Cash proceeds from sale of equipment                                            175            165
     Purchase of vessels and equipment                                            (3,177)        (3,796)
                                                                                --------       --------

          Net cash provided by investing activities                                6,274          7,543
                                                                                --------       --------

Cash flows from financing activities:
     Payment of long-term debt                                                   (13,180)        (9,605)
     Purchase of treasury stock                                                   (5,826)        (2,810)
     Proceeds from exercise of stock options                                           4            129
     Dividends declared and paid                                                  (2,113)        (2,299)
                                                                                --------       --------

          Net cash used in financing activities                                  (21,115)       (14,585)
                                                                                --------       --------

Net increase (decrease) in cash and cash equivalents                              (6,764)         7,704
Cash and cash equivalents at beginning of period                                  36,598         13,232
                                                                                --------       --------

Cash and cash equivalents at end of period                                      $ 29,834       $ 20,936
                                                                                ========       ========

     See notes to financial statements

                                 MARITRANS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001



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

2.      Earnings per Common Share

        The following data show the amounts used in computing basic and diluted earnings per share ("EPS"):

                                                             Three Months Ended              Six Months Ended
                                                                  June 30,                       June 30,
                                                            2001            2000           2001           2000
                                                            ----            ----           ----           ----
                                                                  (000's)                        (000's)
        Income available to common stockholders
             used in basic EPS                             $ 2,954       $    76          $ 5,614        $     9

        Weighted average number of common
            shares used in basic EPS                        10,023        11,018           10,175         11,229

        Effect of dilutive securities:
            Stock options and restricted shares                537           334              598            279

        Weighted number of common shares
            and dilutive potential common
            stock used in diluted EPS                       10,560        11,352           10,773         11,508

3.      Income Taxes

        The Company's effective tax rate differs from the federal statutory rate due primarily to state income taxes and certain nondeductible items.

4.      Share Buyback Program

        On February 9, 1999, the Board of Directors authorized a share buyback program for the acquisition of up to one million shares of the Company's common stock. This amount represented approximately 8 percent of the
        12.1 million shares outstanding at the beginning of the program. In February 2000 and again in February 2001, the Board of Directors authorized the acquisition of an additional one million shares in the program. The total authorized shares under the program are three million. As of June 30, 2001, 2,258,700 shares have been repurchased under the plan and were financed from internally generated funds.

5.      Impact of Recent Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Company adopted Statement 133 on January 1, 2001, and the effect of adoption was not material to the Company.

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

Results of Operations
---------------------
Three Month Comparison
----------------------
Revenues of $31.8 million in the second quarter of 2001 increased $3.7 million or 13 percent compared to $28.1 million in the second quarter of 2000. Revenues increased as a result of high utilization and market rates. Vessel utilization, as measured by revenue days divided by calendar days available, increased from
81.5 percent in the second quarter of 2000 to 87.1 percent in the second quarter of 2001. This increase was due primarily to the MARITRANS 244, which was working during the second quarter of 2001 and was out of service in the second quarter of 2000 for its double hull rebuild. The average daily rate was higher than in the comparable period in 2000 as a result of higher market rates, which began late in 2000 and continued through the second quarter of 2001. Barrels of cargo transported increased from 47.5 million in the second quarter of 2000 to 48.9 million in the second quarter of 2001. Looking forward to the third quarter of 2001, the Company expects the market rates will be at a level consistent with the same period in 2000. The OCEAN CITIES went out of service late in the second quarter of 2001 for its double hull rebuild and is expected to return to service late in the fourth quarter. The Company expects this out of service time to decrease utilization and possibly cause a reduction of revenues for the remainder of 2001.

Operating expenses decreased from $26.7 million in the second quarter of 2000 to $26.5 million in the first quarter of 2001, a decrease of $0.2 million or 1 percent. Crew costs increased as a result of a higher volume of seminars and training that took place in 2001 compared to 2000. Due to the increase in utilization discussed in revenue above, port charges and fuel costs increased compared to the same quarter of 2000. Fuel prices also increased 9% over the comparable quarter in 2000. During the second quarter of 2001 but at different non-overlapping times, two of the Company's tankers were under contracts that pass through fuel and other voyage costs directly to the customer, offsetting the above mentioned increases. The tankers were not under the same form of contract in the comparable period of 2000. Overall maintenance expense decreased as a result of the rebuilding of the single-hulled barges to double-hulled barges, which allows certain procedures to be performed while the vessel is in the shipyard for its double-hulling. In the second quarter of 2000, the Company had incurred $0.2 million in relocation costs as a result of moving the corporate headquarters from Philadelphia, PA to Tampa, FL.

Operating income increased as a result of the aforementioned changes in revenue and expenses.

Other income in the second quarter of 2001 includes interest income of $0.6 million and a pre-tax gain of $0.2 million on the sale of a barge. Other income in the second quarter of 2000 included interest income of $1.0 million offset by a pre-tax loss of $0.7 million on the sale of Philadelphia real estate and equipment. Interest income decreased as a result of lower interest rates and a lower cash balance compared to the same period in 2000.

Net income for the second quarter of 2001 increased compared to the second quarter of 2000 due to the aforementioned changes in revenue and expenses.

Six Month Comparison
--------------------
Revenues of $63.4 million in the six months ended June 30, 2001 increased compared to $58.7 million in the six months ended June 30, 2000, an increase of $4.7 million or 8 percent. Vessel utilization, as measured by revenue days divided by calendar days available, of 87.4 percent in the six months ended June 30, 2001 remained consistent with the comparable period of 2000 utilization of
86.4 percent. The average daily rate was higher than in the comparable period in 2000 as a result of higher market rates, which began late in 2000 and has continued in the first half of 2001. Barrels of cargo transported decreased from
96.0 million in the six months ended June 30, 2000 to 95.1 million in the six months ended June 30, 2001. Looking forward to the remainder of 2001, the Company believes steady gasoline inventories and distillate demand will cause market rates to be at a level consistent with the second half of 2000, reflecting the continuing strong market. The OCEAN CITIES went out of service late in the second quarter of 2001 for its double hull rebuild and is expected to return to service late in the fourth quarter. The Company expects this out of service time to decrease utilization and possibly cause a reduction of revenues for the remainder of 2001.

Operating expenses decreased from $56.7 million in the six months ended June 30, 2000 to $53.2 million in the six months ended June 30, 2001, a decrease of $3.5 million or 6 percent. Crew costs increased as a result of a higher volume of seminars and training that took place in 2001 compared to 2000. During the first half of 2001 but at different non-overlapping times, two of the Company's tankers were under a contract that passes through fuel and other voyage costs directly to the customer, resulting in a reduction of these expenses. The tankers were not under the same form of contract in the comparable period of 2000. Offsetting this decrease was a 10% increase in fuel prices over the comparable period in 2000. Overall maintenance expense decreased as a result of the rebuilding of the single-hulled barges to double-hulled barges, which allows certain procedures to be performed while the vessel is in the shipyard for its double-hulling. In the first half of 2000, the Company had incurred $0.6 million in relocation costs as a result of moving the corporate headquarters from Philadelphia, PA to Tampa, FL.

Operating income increased as a result of the aforementioned changes in revenue and expenses.

Other income in the six months ended June 30, 2001 includes interest income of $1.6 million and a pre-tax gain of $0.2 million on the sale of a barge. Other income in the six months ended June 30, 2000 included interest income of $2.0 million offset by a pre-tax loss of $0.7 million on the sale of Philadelphia real estate and equipment.

Net income for the six months ended June 30, 2001 increased compared to the six months ended June 30, 2000 due to the aforementioned changes in revenue and expenses.

Liquidity and Capital Resources
-------------------------------
For the six months ended June 30, 2001, funds provided by operating activities were sufficient to meet debt service obligations and loan agreement restrictions, to make capital acquisitions and improvements, to allow Maritrans Inc. to pay a dividend of $0.10 per common share in the current quarter, to prepay $6 million of long term debt and to make share repurchases. While dividends have been made quarterly in each of the last three years, there can be no assurance that the dividend will continue. The ratio of total debt to capitalization is .41:1 at June 30, 2001.

Management believes that in 2001, funds provided by operating activities, augmented by financing and investing transactions, will be sufficient to finance operations, anticipated capital expenditures, lease payments and required debt repayments.

On February 9, 1999, the Board of Directors authorized a share buyback program for the acquisition of up to one million shares of the Company's common stock. This amount represented approximately 8 percent of the 12.1 million shares outstanding at that time. In February 2000 and again in February 2001, the Board of Directors authorized the acquisition of an additional one million shares in the program. The total authorized shares under the buyback program are three million. As of June 30, 2001, 2,258,700 shares have been repurchased under the plan and have been financed from internally generated funds. The Company intends to hold the majority of the shares as treasury stock, although some shares will be used for employee compensation plans and others may be used for acquisition currency and/or other corporate purposes.

On August 17, 2000, the Company awarded a contract to rebuild a third large single hull barge, the OCEAN CITIES, to a double hull configuration, which is expected to have a total cost of approximately $15.5 million. As of June 30, 2001, $6.9 million has been paid to the shipyard contractor. The vessel entered the shipyard in the second quarter of 2001 and is expected to return to service late in the fourth quarter of 2001. The Company has and expects to continue the financing of this project from internally generated funds.

Debt Obligations and Borrowing Facility
---------------------------------------
At June 30, 2001, the Company had $62.7 million in total outstanding debt, secured by mortgages on most of the fixed assets of the Company. The current portion of this debt at June 30, 2001 was $6.9 million.

The Company has a $33 million revolving credit facility with Mellon Bank, N.A. that expires in October 2002. This facility is collateralized by mortgages on the tankers. At June 30, 2001, $22 million was outstanding under this facility.

Impact of Recent Accounting Pronouncements
------------------------------------------
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Company adopted Statement 133 on January 1, 2001, and the effect of adoption was not material to the Company.

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

          In April 1999, the United States Court of Federal Claims ("the Court") ruled that the case was "ripe" only with respect to vessels that OPA had forced out of service, which would include vessels that Maritrans had sold, scrapped, or rebuilt. A trial was held in January 2001, with respect to eight of the Company's barges that are "ripe". Maritrans alleges that the value of these assets, for which compensation is currently due, is approximately $73 million. The trial concluded on February 13, 2001. A decision is expected from the Court by the end of 2001. If Maritrans prevails, claims for other of the Company's barges will be the subject of future legal proceedings as the vessels are forced from service by OPA.


ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------
(a)       Exhibits

          10.7 Employment Agreement as amended and restated effective April 1, 2001, between Maritrans Inc. and Stephen A. Van Dyck

(b)       Reports on Form 8-K

          No reports on Form 8-K were filed in the quarter ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 MARITRANS INC.
                                  (Registrant)




By:         /s/ H. William Brown                         Dated: August 10, 2001
      ---------------------------------------
              H. William Brown
          Chief Financial Officer
        (Principal Financial Officer)







By:       /s/ Walter T. Bromfield                        Dated: August 10, 2001
     ------------------------------------------
             Walter T. Bromfield
           Treasurer and Controller
        (Principal Accounting Officer)