Form 10-Q
period 2001-09-30
MARITRANS INC /DE/
filed 2001-11-13
CIK 810113

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

(Mark One)

 X       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934

For the Quarterly Period ended September 30, 2001
                               ------------------

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

                                  Yes  X      No
                                      ---        ----

Common Stock $.01 par value, 10,160,226 shares outstanding as of November 7, 2001

                                 MARITRANS INC.
                                      INDEX

                                                                                                              Page
                                                                                                              ----
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets - September 30, 2001 and December 31, 2000             3

                  Condensed Consolidated Statements of Income - Three months ended
                     September 30, 2001 and 2000                                                               4

                  Condensed Consolidated Statements of Income - Nine months ended
                     September 30, 2001 and 2000                                                               5

                  Condensed Consolidated Statements of Cash Flows - Nine months ended
                     September 30, 2001 and 2000                                                               6

                  Notes to Condensed Consolidated Financial Statements                                         7

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations        9

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                                           14

Item 6.           Exhibits and Reports on Form 8-K                                                            14


SIGNATURES                                                                                                    15

PART I  FINANCIAL INFORMATION
   ITEM 1.  FINANCIAL STATEMENTS (Unaudited)

                                 MARITRANS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ($000)

                                                            September 30,    December 31,
                                                                2001            2000
                                                            ------------     -----------
                                                            (Unaudited)        (Note 1)
ASSETS
Current assets:
     Cash and cash equivalents                               $ 32,413         $ 36,598
     Cash and cash equivalents - restricted                        --           11,400
     Trade accounts receivable                                  7,280            9,505
     Other accounts receivable                                  5,211            4,279
     Inventories                                                2,966            3,182
     Deferred income tax benefit                                9,176            9,176
     Prepaid expenses                                           3,958            2,067
                                                             --------         --------
          Total current assets                                 61,004           76,207

Vessels and equipment                                         292,415          289,447
     Less accumulated depreciation                            139,731          133,838
                                                             --------         --------
          Net vessels and equipment                           152,684          155,609

Note receivable                                                 4,314            4,724
Other                                                           4,146            5,820
                                                             --------         --------

          Total assets                                       $222,148         $242,360
                                                             ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Debt due within one year                                $ 34,408         $  7,872
     Trade accounts payable                                     1,387            1,242
     Accrued interest                                           1,678            1,052
     Accrued shipyard costs                                     7,026            7,971
     Accrued wages and benefits                                 3,261            2,527
     Other accrued liabilities                                  5,206            8,552
                                                             --------         --------
          Total current liabilities                            52,966           29,216

Long-term debt                                                 27,928           67,988
Deferred shipyard costs                                        10,539           11,956
Other liabilities                                               3,437            3,757
Deferred income taxes                                          38,997           38,997

Stockholders' equity                                           88,281           90,446
                                                             --------         --------

          Total liabilities and stockholders' equity         $222,148         $242,360
                                                             ========         ========

See notes to financial statements.

                                 MARITRANS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                        ($000, except per share amounts)

                                                        July 1 to                July 1 to
                                                    September 30, 2001      September 30, 2000
                                                    ------------------      ------------------
Revenues                                                $ 28,284                $ 32,744

     Costs and expenses:
         Operation expense                                15,474                  17,663
         Maintenance expense                               4,036                   3,744
         General and administrative                        1,607                   2,354
         Depreciation and amortization                     4,483                   4,299
                                                        --------                --------

         Total operating expense                          25,600                  28,060
                                                        --------                --------

     Operating income                                      2,684                   4,684

     Interest expense                                     (1,099)                 (1,478)
     Other income                                            654                   1,067
                                                        --------                --------

     Income before income taxes                            2,239                   4,273

     Income tax provision                                    817                   1,565
                                                        --------                --------

     Net income                                         $  1,422                $  2,708
                                                        ========                ========

     Basic earnings per share                           $   0.14                $   0.25
     Diluted earnings per share                         $   0.14                $   0.24
     Dividends declared per share                       $   0.10                $   0.10


     See notes to financial statements.

                                 MARITRANS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                        ($000, except per share amounts)

                                                   January 1 to             January 1 to
                                                September 30, 2001       September 30, 2000
                                                ------------------       ------------------

Revenues                                             $ 91,685                $ 91,468

Costs and expenses:
    Operation expense                                  48,440                  51,638
    Maintenance expense                                11,524                  13,800
    General and administrative                          5,408                   6,459
    Depreciation and amortization                      13,396                  12,856
                                                     --------                --------

    Total operating expense                            78,768                  84,753
                                                     --------                --------

Operating income                                       12,917                   6,715

Interest expense                                       (4,086)                 (4,791)
Other income, net                                       2,463                   2,458
                                                     --------                --------

Income before income taxes                             11,294                   4,382

Income tax provision                                    4,258                   1,665
                                                     --------                --------

Net income                                           $  7,036                $  2,717
                                                     ========                ========

Basic earnings per share                             $   0.70                $   0.25
Diluted earnings per share                           $   0.66                $   0.24
Dividends declared per share                         $   0.30                $   0.30


See notes to financial statements.

                                 MARITRANS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                     ($000)

                                                                                Nine Months Ended September 30,
                                                                                     2001              2000
                                                                                   --------------------------
Cash flows from operating activities:
     Net income                                                                    $  7,036          $  2,717
     Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
          Depreciation and amortization                                              13,396            12,856
          Deferred income tax provision                                                  --                10
          Stock compensation                                                            448               770
          Changes in receivables, inventories and prepaid expenses                     (382)            3,562
          Changes in current liabilities, other than debt                            (2,785)           (2,785)
          Non-current changes, net                                                   (2,331)            2,534
          (Gain) loss on sale of fixed assets                                          (192)              637
                                                                                   --------          --------
                                                                                      8,154            17,584
                                                                                   --------          --------

          Net cash provided by operating activities                                  15,190            20,301

Cash flows from investing activities:
     Release of cash and cash equivalents - restricted                               13,500            21,548
     Collections on notes receivable                                                    369                --
     Cash proceeds from sale of equipment                                               195               165
     Purchase of vessels and equipment                                              (10,266)          (10,991)
                                                                                   --------          --------

          Net cash provided by investing activities                                   3,798            10,722
                                                                                   --------          --------

Cash flows from financing activities:
       Payment of long-term debt                                                    (13,524)           (7,437)
       Borrowings under revolving credit facility                                        --             2,500
       Repayments of borrowing under revolving credit facilities                         --            (2,500)
       Proceeds from exercise of stock options                                          298               129
       Purchase of treasury stock                                                    (6,808)           (4,617)
       Dividends declared and paid                                                   (3,139)           (3,420)
                                                                                   --------          --------

           Net cash provided by (used in) financing activities                      (23,173)          (15,345)
                                                                                   --------          --------

Net increase (decrease) in cash and cash equivalents                                 (4,185)           15,678
Cash and cash equivalents at beginning of period                                     36,598            13,232
                                                                                   --------          --------

Cash and cash equivalents at end of period                                         $ 32,413          $ 28,910
                                                                                   ========          ========

  Noncash investing and financing activities
     Note receivable from sale of property                                         $     --          $  1,575


     See notes to financial statements

                                 MARITRANS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

1.      Basis of Presentation/Organization
        Maritrans Inc., through its subsidiaries, owns and operates oil tankers, tugboats and oceangoing petroleum tank barges principally used in the transportation of oil and related products, along the Gulf and Atlantic coasts.

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

2.     Earnings per Common Share
       The following data shows the amounts used in computing basic and diluted earnings per share ("EPS"):

                                                            Three Months Ended        Nine Months Ended
                                                               September 30,             September 30,
                                                          2001            2000       2001           2000
                                                          ----            ----       ----           ----
                                                                 (000's)                    (000's)
       Income available to common stockholders
            used in basic EPS                          $  1,422         $ 2,708    $ 7,036        $ 2,717

       Weighted average number of common
           shares used in basic EPS                       9,955          10,755     10,101         11,082

       Effect of dilutive securities:
           Stock options and restricted shares              543             304        580            288

       Weighted number of common shares
           and dilutive potential common
           stock used in diluted EPS                     10,498          11,059     10,681         11,370


3.     Income Taxes
       The Company's effective tax rate differs from the federal statutory rate due primarily to state income taxes and certain nondeductible items.

4.     Share Buyback Program
       On February 9, 1999, the Board of Directors authorized a share buyback program for the acquisition of up to one million shares of the Company's common stock. This amount represented approximately 8 percent of the 12.1 million shares outstanding at the beginning of the program. In February 2000 and again in February 2001, the Board of Directors authorized the acquisition of an additional one million shares in the program. The total authorized shares under the program are three million. As of September 30, 2001, 2,368,700 shares have been repurchased under the plan.

5.     Subsequent Events
       In October 2001, the Company repaid $33.0 million of its 9.25% long-term debt in advance of its due date. The Company will record an extraordinary charge of approximately $2.6 million, net of taxes, or approximately $0.24 per share, in prepayment penalties in the fourth quarter as a result of the repayment.

6.     Impact of Recent Accounting Pronouncements
       In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Company adopted Statement 133 on January 1, 2001, and the effect of adoption was not material to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Information
Some of the statements in this Form 10-Q (this "10-Q") constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements made with respect to present or anticipated utilization, future revenues and customer relationships, capital expenditures, future financings, and other statements regarding matters that are not historical facts, and involve predictions. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, growth, performance, earnings per share or achievements to be materially different from any future results, levels of activity, growth, performance, earnings per share or achievements expressed in or implied by such forward-looking statements.

The forward-looking statements included in this 10-Q relate to future events or the Company's future financial performance. In some cases, the reader can identify forward-looking statements by terminology such as "may," "believe," "future," "potential," "estimate," "expect," "intend," "plan," "through," "provide," "meet," "allow," "represent," "result," "seek," "increase," "work," "perform," "make," "continue," "will," "include," or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on the Company's current plans or assessments that are believed to be reasonable as of the date of this 10-Q. Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecast, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the factors outlined in this 10-Q; industry related factors including, without limitation, changes in oil companies operating and sourcing decisions, competition for marine transportation, domestic oil consumption, the continuation of federal law restricting United States point-to-point maritime shipping to U.S. vessels (the Jones Act), demand for petroleum products, future spot market rates and the impact of the early pay-down of long-term debt on operating results and general financial, economic, environmental and regulatory conditions affecting the oil and marine transportation industry in general. These factors, either individually or collectively in part or in whole, may cause the Company's actual results to differ materially from any forward-looking statement. Given such uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements.

Although the Company believes that the expectations in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, growth, earnings per share or achievements. Furthernore, neither the Company nor any other person assumes responsibility for the accuracy and completeness of such statements. The Company is under no duty to update any of the forward-looking statements after the date of this 10-Q to conform such statements to actual results.

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q and the audited financial statements and notes thereto and the Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2000 contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Results of Operations
Three Month Comparison
Revenues of $28.3 million in the third quarter of 2001 deceased $4.4 million or 13 percent compared to $32.7 million in the third quarter of 2000. Revenues decreased as a result of lower utilization and decreased spot market rates. Vessel utilization, as measured by revenue days divided by calendar days available, decreased from 86.7 percent in the third quarter of 2000 to 76.4 percent in the third quarter of 2001. Utilization decreased due to more vessel out of service time for maintenance during 2001 than in the same period of 2000. In both periods a vessel was out of service for a double hull rebuild. Additionally, in the third quarter of 2001, two tankers also experienced significant out of service time. One of the tanker's routine drydocking for maintenance was accelerated to the third quarter due to a weak spot market and the other tanker was converted to handle multiple grades of refined petroleum products. Spot market rates decreased in the current quarter due to refinery maintenance projects and less demand for refined products. The Company renewed some of its term contracts in the quarter at increased rates. These increases offset some of the decline in revenue that resulted from the lower utilization and lower spot market rates. Barrels of cargo transported decreased from 49.0 million in the third quarter of 2000 to 43.4 million in the third quarter of 2001. Looking forward, the Company expects that high gasoline inventories in the Gulf market and high distillate inventories in the Northeast will dampen spot market demand in the fourth quarter. The Company expects that its increased contract rates and less scheduled out of service time will result in higher revenues in the fourth quarter of 2001 than it earned in the third quarter of 2001. Most of the contract terms extend into 2002 and are expected to result in higher average revenues in 2002.

Operating expenses decreased from $28.1 million in the third quarter of 2000 to $25.6 million in the third quarter of 2001, a decrease of $2.5 million or 9 percent. Due to the decrease in utilization discussed above, port charges and fuel costs decreased in the third quarter of 2001 compared to the same quarter of 2000. Fuel prices also decreased 12 percent in the third quarter of 2001 over the comparable quarter in 2000. During the third quarter of 2001, one of the Company's tankers was under a contract that passes fuel and other voyage costs directly to the customer, resulting in a decrease in expenses. The tanker was not under the same form of contract in the comparable period of 2000. Crew costs increased in the third quarter of 2001 over the comparable quarter in 2000 as a result of a higher volume of seminars and training and partially offset the decrease in port charges and fuel costs. Overall maintenance expenses increased in the third quarter of 2001 over the comparable quarter in 2000 due to the vessels that were in the shipyard for maintenance, discussed above. In the third quarter of 2000, the Company had incurred $0.5 million in relocation costs for the move of its corporate headquarters from Philadelphia, PA to Tampa, FL that were not incurred in the same quarter of 2001.

Operating income decreased in the third quarter of 2001 over the comparable quarter in 2000 as a result of the aforementioned changes in revenue and expenses.

Other income in the third quarter of 2001 includes interest income of $0.6 million compared to $1.0 million in the third quarter of 2000. Interest income decreased in the third quarter of 2001 as a result of lower interest rates and a lower cash balance compared to the same period in 2000.

Net income for the third quarter of 2001 decreased compared to the third quarter of 2000 due to the aforementioned changes in revenue and expenses.

Nine Month Comparison
Revenues of $91.7 million in the nine months ended September 30, 2001 were consistent with revenues of $91.5 million in the nine months ended September 30, 2000. Vessel utilization, as measured by revenue days divided by calendar days available, decreased from 86.5 percent for the nine months ended September 30, 2000 to 83.7 percent for the nine months ended September 30, 2001. Utilization decreased due to more vessel out of service time for maintenance during 2001 than in 2000. In both periods a vessel was out of service for a significant portion of the year for a double hull rebuild. Overall for the nine month period, spot market rates were higher than the same period in 2000. In addition, contracts renewed with customers in 2001 were renewed at higher rates than those experienced in 2000. Barrels of cargo transported decreased from 145.0 million in the nine months ended September 30, 2000 to 138.5 million in the nine months ended September 30, 2001. Looking forward, the Company expects that high gasoline inventories in the Gulf market and high distillate inventories in the Northeast will dampen spot market demand in the fourth quarter. The Company expects that its increased contract rates and less scheduled out of service time will result in higher revenues in the fourth quarter of 2001 than it earned in the third quarter of 2001. Most of the contract terms extend into 2002 and are expected to result in higher average revenues in 2002. The OCEAN CITIES went out of service late in the second quarter of 2001 for its double hull rebuild and is expected to return to service late in the fourth quarter. The Company expects this vessel to contribute very little to utilization or revenues for the remainder of 2001.

Operating expenses decreased from $84.8 million in the nine months ended September 30, 2000 to $78.8 million in the nine months ended September 30, 2001, a decrease of $6.0 million or 7 percent. Due to the decrease in utilization discussed in revenue above, port charges and fuel costs decreased compared to the same period in 2000. In 2001, one of the Company's tankers was under a contract that passes all fuel and other voyage costs directly to the customer, resulting in a decrease in expenses. The tanker was not under the same form of contract in the comparable period of 2000. Crew costs increased as a result of a higher volume of seminars and training that took place in 2001 compared to 2000. Overall maintenance expense decreased as a result of the rebuilding of the single-hulled barges to double-hulled barges, which allows certain procedures to be performed while the vessel is in the shipyard for its double-hulling. In 2000, the Company had incurred $1.1 million in relocation costs as a result of moving the corporate headquarters from Philadelphia, PA to Tampa, FL. No relocation costs were incurred in 2001.

Operating income increased as a result of the aforementioned changes in revenue and expenses.

Other income in the nine months ended September 30, 2001 includes interest income of $2.2 million and a pre-tax gain of $0.2 million on the sale of a barge. Other income in the nine months ended September 30, 2000 included interest income of $3.0 million offset by a pre-tax loss of $0.7 million on the sale of Philadelphia real estate and equipment.

Interest expense decreased from $4.8 million in the nine months ended September 30, 2000 to $4.1 million in the nine months ended September 30, 2001, a decrease of $0.7 million or 15 percent. This decrease is the result of the prepayment of $6 million of long-term debt in 2001 and decreased principal from normal debt payments.

Net income for the nine months ended September 30, 2001 increased compared to the nine months ended September 30, 2000 due to the aforementioned changes in revenue and expenses.

Liquidity and Capital Resources
For the nine months ended September 30, 2001, funds provided by operating activities were sufficient to meet debt service obligations and loan agreement restrictions, to make capital acquisitions and improvements, to allow Maritrans Inc. to pay a dividend of $0.10 per common share in the current quarter, to prepay $6 million of long term debt and to make share repurchases. While dividends have been made quarterly in each of the last three years, there can be no assurance that the dividend will continue. The ratio of total debt to capitalization is .41:1 at September 30, 2001.

Management believes that in 2001, funds provided by operating activities, augmented by financing and investing transactions, will be sufficient to finance operations, anticipated capital expenditures, lease payments and required debt repayments.

On February 9, 1999, the Board of Directors authorized a share buyback program for the acquisition of up to one million shares of the Company's common stock. This amount represented approximately 8 percent of the 12.1 million shares outstanding at that time. In February 2000 and again in February 2001, the Board of Directors authorized the acquisition of an additional one million shares in the program. The total authorized shares under the buyback program are three million. As of September 30, 2001, 2,368,700 shares have been repurchased under the plan and have been financed from internally generated funds. The Company intends to hold the majority of the shares as treasury stock, although some shares will be used for employee compensation plans and others may be used for acquisition currency and/or other corporate purposes.

In August 2000, the Company awarded a contract to rebuild a third large single hull barge, the OCEAN CITIES, to a double hull configuration, which is expected to have a total cost of approximately $15.5 million. As of September 30, 2001, $9.9 million has been paid to the shipyard contractor. The vessel entered the shipyard in the second quarter of 2001 and is expected to return to service late in the fourth quarter of 2001. The Company has financed, and expects to continue the financing of, this project from internally generated funds.

In September 2001, the Company awarded a contract to rebuild a fourth large single hull barge, the OCEAN 250, to a double hull configuration, which is expected to have a total cost of approximately $16.4 million. As of September 30, 2001, $1.6 million has been paid to the shipyard contractor for prefabrication and other advance design work. The Company has financed, and expects to continue the financing of, this project from internally generated funds.

In October 2001, the Company repaid $33.0 million of its 9.25% long-term debt in advance of its due date. The Company will record an extraordinary charge of approximately $2.6 million, net of taxes, or approximately $0.24 per share, in prepayment penalties in the fourth quarter as a result of the repayment.

Debt Obligations and Borrowing Facility
At September 30, 2001, the Company had $62.3 million in total outstanding debt, secured by mortgages on most of the fixed assets of the Company. The current portion of this debt at September 30, 2001 was $34.4 million.

The Company has a $33 million revolving credit facility with Mellon Bank, N.A. that expires in October 2002. This facility is collateralized by mortgages on the tankers. At September 30, 2001, $22 million was outstanding under this facility. In October 2001, the Company drew down the remaining $11 million under this facility. The Company expects to have a new financing arrangement by year-end.

Impact of Recent Accounting Pronouncements
In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Company adopted Statement 133 on January 1, 2001, and the effect of adoption was not material to the Company.

Part II:  OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS
                In Maritrans Inc., et al v. United States, Maritrans sued the United States in 1996 alleging that the double hull requirement of the Oil Pollution Act of 1990 ("OPA") which requires retirement of Maritrans' fleet of single-hulled barges, is a "taking" under the fifth amendment to the U.S. Constitution. Maritrans is seeking a total of up to $200 million in compensation for this taking. A trial was held in July 1997 on the preliminary issue of whether Maritrans had a cognizable property interest that could be subject to taking. The Court ruled in favor of Maritrans.

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

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K
(a)             Exhibits
(b)             Reports on Form 8-K
                No reports on Form 8-K were filed in the quarter ended September 30, 2001.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of

1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 MARITRANS INC.
                                  (Registrant)




By:      /s/ H. William Brown                         Dated: November 12, 2001
     ------------------------------
           H. William Brown
       Chief Financial Officer
     (Principal Financial Officer)







By:    /s/ Walter T. Bromfield                        Dated: November 12, 2001
     ------------------------------
          Walter T. Bromfield
        Treasurer and Controller
     (Principal Accounting Officer)