Form 10-K
period 2001-12-31
MARITRANS INC /DE/
filed 2002-03-15
CIK 810113

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              --------------------

                                   FORM 10-K

(Mark One)

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the Fiscal Year Ended December 31, 2001

                                       or

|_| Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

For the Transition Period from _______ to _______

Commission File Number 1-9063

                              --------------------

                                 MARITRANS INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                 51-0343903
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

            TWO HARBOUR PLACE                             33602
         302 KNIGHTS RUN AVENUE                        (Zip Code)
             TAMPA, FLORIDA
(Address of principal executive offices)

 Registrant's telephone number, including area code            (813) 209-0600
Securities registered pursuant to Section 12(b) of the Act:

          Title of Each Class          Name of Each Exchange on Which Registered
Common Stock, Par Value $.01 Per Share        New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.
Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

As of March 8, 2002, the aggregate market value of the common stock held by non-affiliates of the registrant was $103,395,762. As of March 8, 2002, Maritrans Inc. had 8,223,933 shares of common stock outstanding.

                      Documents Incorporated By Reference

Part III incorporates information by reference from the registrant's Proxy Statement for Annual Meeting of Stockholders to be held on May 14, 2002.

                      Exhibit Index is located on page 37.
===============================================================================

                                 MARITRANS INC.
                               TABLE OF CONTENTS


                                     PART I

Item 1.           Business.................................................................................      1
Item 2.           Properties...............................................................................      7
Item 3.           Legal Proceedings........................................................................      8
Item 4.           Submission Of Matters To A Vote Of Security Holders......................................      8

                                     PART II

Item 5.           Market For The Registrant's Common Equity And Related Stockholder Matters................      9
Item 6.           Selected Financial Data..................................................................     10
Item 7.           Management's Discussion And Analysis Of Financial Condition And Results Of Operations....     10
Item 8.           Financial Statements & Supplemental Data.................................................     18
Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....     34

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant.......................................     34
Item 11.          Executive Compensation...................................................................     35
Item 12.          Security Ownership of Certain Beneficial Owners and Management...........................     35
Item 13.          Certain Relationships and Related Transactions...........................................     35

                                    PART IV

Item 14.          Exhibits, Financial Statement Schedules And Reports On Form 8-K..........................     36
Signatures        .........................................................................................     40

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

   The forward-looking statements included in this 10-K relate to future events or the Company's future financial performance. In some cases, the reader can identify forward-looking statements by terminology such as "may," "seem," "should," "believe," "future," "potential," "estimate," "offer,"
"opportunity," "quality," "growth," "expect," "intend," "plan," "focus," "through," "strategy," "provide," "meet," "allow," "represent," "commitment," "create," "implement," "result," "seek," "increase," "establish," "work," "perform," "make," "continue," "can," "will," "include," or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on the Company's current plans or assessments that are believed to be reasonable as of the date of this 10-K. Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecast, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the factors outlined in this 10-K, changes in oil companies' operating and sourcing decisions, competition for marine transportation, domestic oil consumption, the continuation of federal law restricting United States point-to-point maritime shipping to U.S. vessels
(the Jones Act), demand for petroleum products, future spot market rates, the impact of the early pay-down of long-term debt on operating results, changes in interest rates, the effect of terrorists activities and the general financial, economic, environmental and regulatory conditions affecting the oil and marine transportation industry in general. Given such uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. These factors may cause the Company's actual results to differ materially from any forward-looking statement.

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

                                     PART I

Item 1. BUSINESS

General

   Maritrans Inc. and its subsidiaries (the "Company" or the "Registrant"), together with its predecessor, Maritrans Partners L.P. (the "Partnership"), herein collectively called "Maritrans," has historically served the petroleum and petroleum product industry by using tugs, barges and oil tankers to provide marine transportation services primarily along the East and Gulf Coasts of the United States.

Structure

   Current. The Registrant is a Delaware corporation whose common stock, par value $.01 per share ("Common Stock"), is publicly traded. The Registrant conducts most of its marine transportation business activities through Maritrans Operating Company L.P. and its managing general partner, Maritrans General Partner Inc. Both entities are wholly owned subsidiaries of the Registrant.

   Historical. Maritrans' predecessor was founded in the 1850's and incorporated in 1928 under the name Interstate Oil Transport Company. Interstate Oil Transport Company was one of the first tank barge operators in the United States with a fleet that increased in size and capacity as United States consumption of petroleum products increased. On December 31, 1980, the predecessor operations and tugboat and barge affiliates were acquired by Sonat Inc. ("Sonat"). On April 14, 1987, the Partnership acquired the tug and barge business and related assets from Sonat. On March 31, 1993, the limited partners of the Partnership voted on a proposal to convert the Partnership to a corporation. The proposal was approved and on April 1, 1993, Maritrans Inc., then a newly formed Delaware corporation, succeeded to all assets and liabilities of the Partnership. The holders of general and limited partnership interests in Maritrans Partners L.P. and in Maritrans Operating Partners L.P. were issued shares of Common Stock in exchange for their partnership interest representing substantially the same percentage equity interest, directly or indirectly, in the Registrant as they had in the Partnership. Each previously held Unit of Limited Partnership Interest in the Partnership was exchanged for one share of Common Stock of the Registrant.

   Overview. Since 1981, Maritrans and its predecessors have transported annually over 183 million barrels of crude oil and refined petroleum products. The Company operates a fleet of oil tankers, tank barges and tugboats. Its' largest barge has a capacity of approximately 380,000 barrels and its current operating cargo fleet capacity aggregates approximately 3.6 million barrels.

   Demand for the Company's services is dependent primarily upon general demand for petroleum and petroleum products in the geographic areas served by its vessels. Management believes that United States petroleum consumption, and particularly consumption on the Gulf and Atlantic Coasts, is a significant indicator of demand for the Company's services. Increases in product consumption generally increase demand for services; conversely, decreases in consumption generally lessen demand for services.

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

   In October 2001, the Company repaid $33.0 million of its long-term debt in advance of its due date. The Company recorded an extraordinary charge of approximately $2.5 million, net of taxes, or approximately $0.24 per share, in prepayment penalties and the write-off of unamortized financing costs in the fourth quarter as a result of the repayment.

   In November 2001, the Company entered into an $85 million credit and security agreement ("Credit Facility") with Citizens Bank (formerly Mellon Bank, N.A.) and a syndicate of other financial institutions ("Lenders"). Pursuant to the terms of the Credit Facility, the Company can borrow up to $45 million of term loans and up to $40 million under a revolving credit facility. Interest is variable based on either the LIBOR rate or prime rate plus an applicable margin (as defined). Principal payments on the term loans are required on a quarterly basis beginning in April 2002. The Credit Facility expires in January 2007. The Company has granted first preferred ship mortgages and a first security interest in the vessels and other collateral to the Lenders as a guarantee of the debt. At December 31, 2001, there was $36 million of term loans outstanding under the Credit Facility. No amounts were outstanding under the revolving line of credit.

   During December 2001, the Company announced a self-tender offer (the "Offer") to purchase up to 2,000,000 shares of its common stock at a price between $11.00 and $12.50. On January 18, 2002, the Offer closed, and the Company subsequently purchased 2,176,296 shares of common stock for a purchase price of $11.50 per share, or approximately $25.0 million. The purchase price was funded through borrowings under the Company's Credit Facility.

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

   In 2001, approximately 92 percent of the Company's revenues were generated from 10 customers. Contracts with Sunoco Inc., Marathon Ashland Petroleum and Chevron accounted for approximately 21 percent, 20 percent, and 20 percent, respectively, of the Company's revenue. During 2001, contracts were renewed with some of the Company's' larger customers. There could be a material effect on Maritrans if any of these customers were to cancel or terminate their various agreements with the Company. However, management believes that cancellation or termination of all its business with any of its larger customers is unlikely.

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

   U.S. Flag Barges and Tankers. Maritrans' most direct competitors are the other operators of U.S. flag oceangoing barges and tankers. Because of the restrictions imposed by the Jones Act, a finite number of vessels are currently eligible to engage in U.S. maritime petroleum transport. The Company believes that more Jones-Act eligible tonnage is being retired due to OPA than is being added as replacement double-hull tonnage and is reducing, but not eliminating, what has historically been an over-supply of capacity. Competition in the industry is based upon vessel availability, price and service and is intense.

   A significant portion of the Company's revenues in 2001 was generated in the coastal transportation of petroleum products from refineries or pipeline terminals in the Gulf of Mexico to ports that are not served by pipelines. Maritrans currently operates nine barges and three oil tankers in this market, which is a significant number of the vessels able to compete in this market. The relatively large size of the Company's fleet can generally provide greater flexibility in meeting customers' needs.

   General Agreement on Trade in Services ("GATS") and North American Free Trade Agreement ("NAFTA"). Cabotage is vessel trade or marine transportation between two points within the same country. Currently cabotage is not included in the GATS and the NAFTA, although the possibility exists that cabotage could be included in the GATS, NAFTA or other international trade agreements in the future. If maritime services are deemed to include cabotage and are included in any multi-national trade agreements in the future, management believes the result will be to open the Jones Act trade (i.e., transportation of maritime cargo between U.S. ports in which Maritrans and other U.S. vessel owners operate) to foreign-flag vessels. These vessels would operate at significantly lower costs. This could have a material adverse effect on the Company. Maritrans and the U.S. maritime industry will continue to resist the inclusion of cabotage in the GATS, NAFTA and any other international trade agreements.

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

   Delaware River Channel Deepening. Legislation approved by the United States Congress in 1992 authorizes the U.S. Army Corps of Engineers to deepen the channel of the Delaware River between the river's mouth and Philadelphia from forty to forty-five feet. Congress has appropriated $10 million in the 2000 fiscal year budget, $29 million in the 2001 fiscal year budget and $10 million in the 2002 fiscal year budget for construction. A Project Cooperation Agreement (PCA) must be executed before the Corps of Engineers can use the appropriated funds. As of the end of 2001, the Company was not aware of the PCA having been executed. In addition, the Corps is required to obtain a State of Delaware permit to dredge in that state's waters. The Corps has made an application for that permit. Currently the State of Delaware is processing the application. The General Accounting Office is currently reviewing the economic viability of the project at the request of several members of the New Jersey congressional delegation. If this project becomes fully funded at the federal and state levels and fully constructed (including access dredging by private refineries), it would have a material adverse effect on Maritrans' lightering business. The Company's lightering business primarily occurs at the mouth of the Delaware

Bay with transportation up the Delaware River to the Delaware Valley refineries. The deepening of the channel would allow arriving ships to proceed up the river with larger loads.

Employees and Employee Relations

   At December 31, 2001, Maritrans and its subsidiaries had a total of 395 employees. Of these employees, 56 are employed at the Tampa, Florida headquarters of the Company or at the Philadelphia area office, 203 are seagoing employees who work aboard the tugs and barges and 136 are seagoing employees who work aboard the tankers. Maritrans and its predecessors have had collective bargaining agreements with the Seafarers' International Union of North America, Atlantic, Gulf and Inland District, AFL-CIO ("SIU"), and with the American Maritime Officers ("AMO"), formerly District 2 Marine Engineers Beneficial Association, Associated Maritime Officers, AFL-CIO, for over 40 years. Approximately one-third of the total number of seagoing employees employed by the Company are supervisors. These supervisors are covered by an agreement with the AMO limited to a provision for benefits. The collective bargaining agreement with the SIU covers approximately 152 employees consisting of seagoing non-supervisory personnel on the tug/barge units and on the tankers. The tug/barge supplement of the agreement expires on May 31, 2002 and is expected to be renewed at that time. The tankers supplement of the agreement expires on May 31, 2006. The collective bargaining agreement with the AMO covers approximately 54 non-supervisory seagoing employees and expires on October 8, 2007. Shore-based employees are not covered by any collective bargaining agreements.

   Management believes that the seagoing supervisory and non-supervisory personnel contribute significantly to responsive customer service. Maritrans maintains a policy of seeking to promote from within, where possible, and generally seeks to draw from its marine personnel to fill supervisory and other management positions as vacancies occur. Management believes that its operational audit program (performed by Tidewater School of Navigation, Inc.), Safety Management System and training programs are essential to insure that its' employees are knowledgeable and highly skilled in the performance of their duties as well as in their preparedness for any unforeseen emergency situations that may arise. Consequently, various training sessions and additional skill improvement seminars are held throughout the year.

Regulation

   Marine Transportation - General. The Interstate Commerce Act exempts from economic regulation the water transportation of petroleum cargoes in bulk. Accordingly, Maritrans' transportation rates, which are negotiated with its customers, are not subject to special rate regulation under the provisions of such act or otherwise. The operation of tank ships, tugboats and barges is subject to regulation under various federal laws and international conventions, as interpreted and implemented primarily by the United States Coast Guard, as well as certain state and local laws. Tank ships, tugboats and barges are required to meet construction and repair standards established by the American Bureau of Shipping, a private organization, and/or the United States Coast Guard and to meet operational and safety standards presently established by the United States Coast Guard. Maritrans' seagoing supervisory personnel are licensed by the United States Coast Guard. Seamen and tankermen are certificated by the United States Coast Guard.

   Jones Act. The Jones Act is a federal law that restricts maritime transportation between United States points to vessels built and registered in the United States and owned and manned by United States citizens. Since the Company engages in maritime transportation between United States points, it is subject to the provisions of the law. As a result, the Company is responsible for monitoring the ownership of its subsidiaries that engage in maritime transportation and for taking any remedial action necessary to insure that no violation of the Jones Act ownership restrictions occurs. The Jones Act also requires that all United States flag vessels be manned by United States citizens. Foreign-flag seamen generally receive lower wages and benefits than those received by United States citizen seamen. Foreign-flag vessels are generally exempt from U.S. legal requirements and from U.S. taxes. As a result, U.S. vessel operators incur significantly higher labor and operating costs compared to foreign-flag vessel operators. Certain foreign governments subsidize those nations' shipyards. This results in lower shipyard costs both for new vessels and repairs than those paid by United States-flag vessel owners, such as Maritrans, to United States shipyards. Finally, the United States Coast Guard and American Bureau of Shipping maintain the most stringent regime of vessel inspection in the world, which tends to result in higher regulatory compliance costs for United States-flag operators than for owners of vessels registered under foreign flags of convenience. Because Maritrans transports petroleum and petroleum products between United States ports, most of its business depends upon the Jones Act remaining in effect. There have been various unsuccessful attempts in the past by foreign governments and companies to gain access to the Jones Act trade, as well as by interests within the United States to modify, limit or do away with the Jones Act. The Maritime Cabotage Task Force, a coalition of ship owners, ship operators, shipyards, maritime unions and industry trade groups, has opposed these efforts. Legislation to this effect was introduced into Congress during 2000. Congress took no action on this legislation. Management expects that efforts to gain access to the Jones Act trade as well as attempts to block the introduction will continue.

Environmental Matters

   Maritrans' operations present potential environmental risks, primarily through the marine transportation of petroleum. Maritrans, as well as its competitors, is subject to regulation under federal, state and local environmental laws that have the effect of increasing the costs and potential liabilities arising out of its operations. The Company is committed to protecting the environment and complying with applicable environmental laws and regulations.

   The general framework of significant environmental legislation and regulation affecting Maritrans' operations is described herein. Legislation and regulation of the marine industry has historically been driven largely in response to major marine casualties. In the event of future serious marine industry incidents that occur in U.S. waters resulting in significant Resource Conservation and Recovery Act oil pollution, it is foreseeable that additional legislation or regulation could be imposed on marine carriers that could affect Maritrans' profitability.

   Water Pollution Legislation. OPA and other federal statutes, such as the Clean Water Act and the Refuse Act, create substantial liability exposure for owners and operators of vessels, oil terminals and pipelines. Under OPA, each responsible party for a vessel or facility from which oil is discharged will be jointly, strictly and severally liable for all oil spill containment and clean-up costs and certain other damages arising from the discharge. These other damages are defined broadly to include (i) natural resource damage (recoverable only by government entities), (ii) real and personal property damage, (iii) net loss of taxes, royalties, rents, fees and other lost revenues (recoverable only by government entities), (iv) lost profits or impairment of earning capacity due to property or natural resource damage, and
(v) net cost of public services necessitated by a spill response, such as protection from fire, safety or health hazards.

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

   The Company presently maintains oil pollution liability insurance in the amount of $1 billion to cover environmental liabilities. Although liability exceeding the Company's insurance coverage amount is possible, management believes that such liability is unlikely and that such insurance is sufficient to cover forseeable oil pollution liability arising from operations.

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

   OPA requires all newly constructed petroleum tank vessels engaged in marine transportation of oil and petroleum products in the U.S. to be double-hulled. It also gradually phases out the operation of single-hulled tank vessels in U.S. waters, based on size and age, which includes most of Maritrans' existing barges. Three of the Company's large oceangoing, single-hulled barges will be affected on January 1, 2005. Currently five of the Company's barges and two tankers are equipped with double-hulls meeting OPA's requirements. Maritrans is in the midst of a barge rebuild program. Under the program, the Company's single-hull tank barges are rebuilt to comply with OPA. This rebuilding of the single-hull barges relies upon a process of computer assisted design and prefabrication. In January 2001, the Company was granted a patent for this process. The first rebuilt barge, the MARITRANS 192, was completed and entered service in November 1998. The second rebuilt barge, the MARITRANS 244, was completed and entered service in December 2000. The third rebuilt barge, the MARITRANS 252 (formerly the OCEAN CITIES), was completed and entered service in February 2002. Work has already commenced on a fourth single-hull barge, the OCEAN 250, which is scheduled to enter the shipyard in the spring of 2002. It is the Company's intention to rebuild all of its single-hulled barges prior to their respective retirement dates. The cost of rebuilding single-hull barges is approximately $55-75 per barrel compared to estimated costs of approximately $125-175 per barrel for construction of a completely new double-hull barge. The total cost of the barge rebuild program is expected to exceed $150 million of which approximately $45 million has already been incurred. In 2001, the Company extensively refurbished the tugboat that works with the MARITRANS 252 at a cost of approximately $5 million. The Company also plans to refurbish the tugboat that works with the OCEAN 250 during the time that the OCEAN 250 is undergoing her double-hull rebuilding and plans to continue this tug refurbishment process during future barge rebuilds.

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

   To the extent not covered by OPA and the Refuse Act, strict liability is also imposed for discharges of hazardous substances into the navigable waters by the Clean Water Act and CERCLA.

   Since its inception, Maritrans has maintained and cultivated a strong safety culture and environment ethic. The following table sets forth Maritrans' quantifiable cargo oil spill record for the period January 1, 1997 through December 31, 2001:


                                                                             Gallons Spilled
                                                   No. of    No. of Gals.   Per Million Gals.
     Period                No. of Gals. Carried    Spills      Spilled           Carried
     ------                --------------------    ------      -------           -------
                                   (000)                        (000)
1/1/1997 -- 12/31/1997          10,136,000            1           .05              .005
1/1/1998 -- 12/31/1998          10,987,000            3           .29              .027
1/1/1999 -- 12/31/1999          10,463,000            5           .06              .006
1/1/2000 -- 12/31/2000           7,951,000            1          .008              .001
1/1/2001 -- 12/31/2001           7,705,000            3          .001              .000

   Maritrans believes that its spill ratio compares favorably with the other independent, coastwise operators in the Jones Act trade.

   Hazardous Waste Regulation. In the course of its vessel operations, Maritrans engages contractors to remove and dispose of waste material, including tank residue. In the event that any of such waste is deemed "hazardous," as defined in the Federal Water Pollution Control Act or the Resource Conservation and Recovery Act, and is disposed of in violation of applicable law, the Company could be jointly and severally liable with the disposal contractor for the clean-up costs and any resulting damages. The United States Environmental Protection Agency ("EPA") previously determined not to classify most common types of "used oil" as a "hazardous waste," provided that certain recycling standards are met. Some states in which the Company operates, however, have classified "used oil" as hazardous. Maritrans has found it increasingly expensive to manage the wastes generated in its operations.

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

   User Fees and Taxes. The Water Resources Development Act of 1986 permits local non-federal entities to recover a portion of the costs of new port and harbor improvements from vessel operators with vessels benefiting from such improvements. A Harbor Maintenance Tax has been proposed, but not adopted. Federal legislation has been enacted imposing user fees on vessel operators such as Maritrans to help fund the United States Coast Guard's activities. Federal, state and local agencies or authorities could also seek to impose additional user fees or taxes on vessel operators and their vessels. There can be no assurance that current fees will not materially increase or that additional user fees will not be imposed in the future. Such fees could have a material adverse effect upon the financial condition and results of operations of Maritrans.

   War Risk. In February 2002 insurance carriers determined that terrorist attacks would no longer be covered under the Company's traditional protection and indemnity insurance but would be covered under "war risk" protection and indemnity insurance. The maximum amount of coverage available under war risk insurance is currently $200 million. At this time, there are no clear guidelines on what constitutes a terrorist attack for insurance purposes. While the Company has traditional protection and indemnity insurance in excess of $2 billion and oil spill insurance of $1 billion, if an incident was deemed to be a terrorist attack, the maximum coverage would be $200 million, which could prove to be insufficient. The Company is currently seeking higher levels of coverage. In addition, the Company carries war risk insurance on the hull value of the Company's vessels.

Item 2. PROPERTIES

   Vessels. The Company's subsidiaries owned, at December 31, 2001, a fleet of 27 vessels, of which 4 are oil tankers, 11 are barges and 12 are tugboats.

   The oil tanker fleet consists of four tankers ranging in capacity from 242,000 barrels to 265,000 barrels. These vessels were constructed between 1975 and 1981.

   The barge fleet consists of eleven superbarges ranging in capacity from 175,000 to 380,000 barrels. The oldest vessel in that class is the OCEAN 250, which was constructed in 1970. The largest vessel is the OCEAN 400 for which modifications were completed as recently as 1990. The bulk of the superbarge fleet was constructed during the 1970's and early 1980's. Three of the superbarges that were single hulled vessels, the MARITRANS 192, the MARITRANS 244 and the MARITRANS 252, have been rebuilt to a double hull configuration. The OCEAN 250 is scheduled to enter the shipyard in the spring of 2002 for her double hull rebuild.

   The tugboat fleet consists of one 11,000 horsepower class vessel, one 7,000 horsepower class vessel, nine 6,000 horsepower class vessels and one 15,000 horsepower class vessel, which is not currently operating. The year of construction or substantial renovation of these vessels ranges from 1962 to 1990. The majority of the tugboats were constructed between 1970 and 1981.

   Other Real Property. Maritrans' operations are headquartered in Tampa, Florida. In Tampa, the Company leases office space and also four acres of Port Authority land. The southern clean oil fleet operations are run out of this office. The Company also leases office space near Philadelphia, Pennsylvania. The crude oil lightering operations are run out of this office. In addition, the Company owns property in Philadelphia not currently used in its operations.

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

   The Company has been sued by approximately 90 individuals alleging unspecified damages for exposure to asbestos and, in most of these cases, for exposure to tobacco smoke. Although the Company believes these claims are without merit, it is impossible at this time to express a definitive opinion on the final outcome of any such suit. Management believes that any liability would be adequately covered by applicable insurance and would not have a material adverse effect.

   In 1996, Maritrans filed suit against the United States government under the Fifth Amendment to the U.S. Constitution for "taking" Maritrans' tank barges without just compensation. The Fifth Amendment specifically prohibits the United States government from taking private property for public use without just compensation. Maritrans asserts that its vessels were taken by Section 4115 of OPA, which prohibits all existing single-hull tank vessels from operating in U.S. waters under a retirement schedule that began January 1, 1995, and ends on January 1, 2015. This OPA provision will force Maritrans to remove its single-hull barges from service commencing on January 1, 2005 or rebuild them, thus depriving the Company of their continued use for a significant portion of their remaining economic lives. In December 2001, the United States Court of Federal Claims ruled that the OPA double hull requirement did not constitute a taking of Maritrans' vessels. The Company is currently appealing the decision.

   The Company is engaged in litigation instituted by a competitor to challenge its double-hull patent. Penn Maritime, Inc. v. Maritrans Inc., was filed in the U.S. District Court for the Eastern District of New York on September 6, 2001. The Plaintiff is seeking damages of $3 million and an injunction restraining Maritrans from enforcing its patent, which if awarded, would have a material adverse effect on the Company. However, management believes the suit to be without merit. Maritrans is challenging the jurisdiction of the Court to hear the matter in New York and upon resolution of the jurisdictional issue, intends to seek affirmative damages from Penn Maritime, Inc. for infringement of its patent as well as other claims arising from the conduct of Penn Maritime, Inc.'s double hull program.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the Registrant's security holders, through the solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 2001.

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


QUARTERS ENDED IN 2001:                                         HIGH       LOW
-----------------------                                         ----       ---
March 31, 2001                                                 $ 9.100   $ 8.250
June 30, 2001                                                   10.050     8.300
September 30, 2001                                               9.700     8.700
December 31, 2001                                               12.000     8.510


QUARTERS ENDED IN 2000:                                         HIGH       LOW
-----------------------                                         ----       ---
March 31, 2000                                                 $ 6.938   $ 5.063
June 30, 2000                                                    6.250     5.250
September 30, 2000                                               6.500     5.000
December 31, 2000                                                8.375     5.500


   As of March 8, 2002, the Registrant had 8,223,933 Common Shares outstanding and approximately 718 stockholders of record.

   Dividends

   For the years ended December 31, 2001 and 2000, Maritrans Inc. paid the following cash dividends to stockholders:

        PAYMENTS IN 2001:                                      PER SHARE
        -----------------                                      ---------
        March 7, 2001                                             $.10
        June 6, 2001                                              $.10
        September 5, 2001                                         $.10
        December 5, 2001                                          $.10
                                                                  ----
        Total                                                     $.40
                                                                  ====


        PAYMENTS IN 2000:                                      PER SHARE
        -----------------                                      ---------
        March 8, 2000                                             $.10
        June 7, 2000                                              $.10
        September 6, 2000                                         $.10
        December 6, 2000                                          $.10
                                                                  ----
        Total                                                     $.40
                                                                  ====


   The dividend policy is determined at the discretion of the Board of Directors of Maritrans Inc. While dividends have been made quarterly in each of the two last years, there can be no assurance that the dividend will continue.

Item 6. SELECTED FINANCIAL DATA

                                                                                               MARITRANS INC.
                                                                        -----------------------------------------------------------
                                                                                         January 1 to December 31,
                                                                          2001         2000         1999        1998         1997
                                                                          ----         ----         ----        ----         ----
                                                                                      ($000, except per share amounts)
CONSOLIDATED INCOME STATEMENT DATA:

Revenues (a)........................................................    $ 123,410   $ 123,715    $ 151,667    $ 151,839   $ 135,781
Operating income before depreciation and amortization...............       35,770      28,288       28,092       30,407      38,339
Depreciation and amortization.......................................       17,958      17,254       20,279       19,578      16,943
Operating income....................................................       17,812      11,034        7,813       10,829      21,396
Interest expense, net...............................................        4,437       6,401        6,778        6,945       7,565
Income before income taxes and extraordinary item...................       16,308       8,113       21,151        4,986      18,157
Income tax provision................................................        6,115       3,101        9,095        1,870       6,696
Extraordinary item, net of taxes (b)................................        2,501           -            -            -           -
Net income..........................................................    $   7,692   $   5,012    $  12,056    $   3,116   $  11,461
Basic earnings per share............................................    $    0.77   $    0.46    $    1.03    $    0.26   $    0.95
Diluted earnings per share..........................................    $    0.72   $    0.45    $    1.02    $    0.26   $    0.94
Cash dividends per share............................................    $    0.40   $    0.40    $    0.40    $    0.37   $   0.315

CONSOLIDATED BALANCE SHEET DATA (at period end):

Total assets........................................................    $ 200,427   $ 247,579    $ 251,021    $ 254,906   $ 251,023
Long-term debt......................................................       32,250      67,988       75,861       83,400      75,365
Stockholders' equity................................................       88,064      90,446       94,697       89,815      90,795

-------------------
(a) The decrease in revenue in 2000 resulted from the sale of vessels and petroleum storage terminals, which occurred in 1999 and is discussed in
    Note 2 of the consolidated financial statements.

(b) The extraordinary item resulted from the early extinguishment of debt and is discussed in Note 10 of the consolidated financial statements.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following is a discussion of the consolidated financial condition and results of operations of the Company.

   Some of the statements under this section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements made with respect to present or anticipated utilization, future revenues and customer relationships, capital expenditures, future financings, and other statements regarding matters that are not historical facts, and involve predictions. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, growth, performance, earnings per share or achievements to be materially different from any future results, levels of activity, growth, performance, earnings per share or achievements expressed in or implied by such forward-looking statements.

   The forward-looking statements included in this 10-K relate to future events or the Company's future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "seem," "should," "believe," "future," "potential," "estimate," "offer," "opportunity," "quality," "growth," "expect," "intend," "plan," "focus," "through," "strategy," "provide," "meet," "allow," "represent," "commitment," "create," "implement," "result," "seek," "increase," "establish," "work,"

"perform," "make," "continue," "can," "will," "include," or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on the Company's current plans or assessments that are believed to be reasonable as of the date of this 10-K. Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecast, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the factors outlined in this 10-K, changes in oil companies' operating and sourcing decisions, competition for marine transportation, domestic oil consumption, the continuation of federal law restricting United States point-to-point maritime shipping to U.S. vessels (the Jones Act), demand for petroleum products, future spot market rates, the impact of the early pay-down of long-term debt on operating results, changes in interest rates, the effect of terrorists activities and the general financial, economic, environmental and regulatory conditions affecting the oil and marine transportation industry in general. Given such uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. These factors may cause the Company's actual results to differ materially from any forward-looking statement.

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

Overview

   Maritrans serves the petroleum and petroleum product distribution industry by using oil tankers, tank barges and tugboats to provide marine transportation services primarily along the Gulf and Atlantic coasts of the United States. Between 1997 and 2001, the Company has transported at least 183 million barrels annually, with a high of 262 million barrels in 1998, and a low of 183 million barrels in 2001. Maritrans sold vessels in 1999 resulting in a reduction in capacity. In 2001 and 2000, the Company has transported 183 million and 189 million barrels, respectively. Many factors affect the number of barrels transported and may affect future results for Maritrans. Such factors include the Company's vessel and fleet size and average trip lengths, the continuation of federal law restricting United States point-to-point maritime shipping to U.S. vessels (the Jones Act), domestic oil consumption, environmental laws and regulations, oil companies' operating and sourcing decisions, competition, labor and training costs and liability insurance costs. Overall U.S. oil consumption during 1997-2001 fluctuated between 18.7 million and 19.7 million barrels a day.

   In 1999, the Company made several strategic moves in order to focus on those markets where it believes it possesses a long-term competitive advantage and that should provide additional opportunities. As a result, the Company sold two small tug and barge units, which were working in Puerto Rico, two petroleum storage terminals in Philadelphia, Pennsylvania and Salisbury, Maryland, and twenty-seven vessels working primarily in the Northeastern
United States. Before their sales, the sold vessels had transported approximately 69 million barrels in 1999 and had represented approximately 23 percent of 1999 revenues.

   Maritrans has successfully rebuilt three of its existing, single-hulled, barges to a double-hull design configuration, which complies with the provisions of the OPA. The MARITRANS 192, a 175,000-barrel barge was completed in 1998, the MARITRANS 244, a 245,000-barrel barge was completed in 2000 and the MARITRANS 252 (formerly the OCEAN CITIES), a 250,000-barrel barge was completed in 2002. Prefabrication has already commenced on a fourth single-hull barge, the OCEAN 250 that is scheduled to enter the shipyard in the spring of 2002. The Company intends to apply the same methodology to up to five more of its existing large, oceangoing, single-hull barges. The timing of the rebuilds will be determined by a number of factors, including market conditions, shipyard pricing and availability, customer requirements and OPA retirement dates for the vessels. The OPA retirement dates fall between 2005 and 2010. Each of the Company's superbarges represent approximately 5 to 7 percent of the total fleet capacity, which will be removed from revenue generating service during the rebuilding of that vessel.

Legislation

   OPA requires all newly constructed petroleum tank vessels engaged in marine transportation of oil and petroleum products in the U.S. to be double-hulled. It also gradually phases out the operation of single-hulled tank vessels in U.S. waters, based on size and age, which includes most of Maritrans' existing barges. Three of the Company's large oceangoing, single-hulled barges will be affected on January 1, 2005. Currently five of the Company's barges and two tankers are equipped with double-hulls meeting OPA's requirements. Maritrans is in the midst of a barge rebuild program. Under the program, the Company's single-hull tank barges are rebuilt to comply with OPA. This rebuilding of the single-hull barges relies upon a process of computer assisted design and prefabrication. In January 2001, the Company was granted a patent for this process. The first rebuilt barge, the MARITRANS 192, was completed and entered service in November 1998. The second rebuilt barge, the MARITRANS 244, was completed and entered service in December 2000. The third rebuilt barge, the MARITRANS 252 (formerly the OCEAN CITIES), was completed and entered service in February 2002. Work has already commenced on a fourth single-hull barge, the OCEAN 250, which is scheduled to enter the shipyard in the spring of 2002. It is the Company's intention to rebuild all of its single-hulled barges prior to their respective retirement dates. The cost of rebuilding single-hull barges is approximately $55-75 per barrel compared to estimated costs of approximately $125-175 per barrel for construction of a completely new double-hull barge. The total cost of the barge rebuild program is expected to exceed $150 million of which approximately $45 million has already been incurred. In 2001, the Company extensively refurbished the tugboat that works with the MARITRANS 252 at a cost of approximately $5 million. The Company also plans to refurbish the tugboat that works with the OCEAN 250 during the time that the OCEAN 250 is undergoing her double-hull rebuilding and plans to continue this tug refurbishment process during future barge rebuilds.

   The enactment of OPA significantly increased the liability exposure of marine transporters of petroleum in the event of an oil spill. In addition, several states in which Maritrans operates have enacted legislation increasing the liability for oil spills in their waters. The Company currently maintains oil pollution liability insurance of up to one billion dollars per occurrence on each of its vessels. Although liability exceeding the Company's insurance coverage amount is possible, management believes that such liability is unlikely and that such insurance is sufficient to cover forseeable oil pollution liability arising from its operations.

Results of Operations

Year Ended December 31, 2001 Compared With Year Ended December 31, 2000

   Revenues for 2001 of $123.4 million were consistent with revenues for 2000 of $123.7 million. Vessel utilization, as measured by revenue days divided by calendar days available, decreased from 85.7 percent in 2000 to 83.4 percent in 2001. Utilization decreased due to more vessel out of service time for maintenance in 2001 compared to 2000. In 2000, the MARITRANS 244 was out of service for nine months for her double hull rebuild. The MARITRANS 252 went out of service for her double hull rebuild late in the second quarter of 2001 and re-entered service early in February 2002. As a result, the fleet lost less days to double hull rebuilding in 2001 than in 2000, offsetting the maintenance out of service time.

   Term contract rates renewed with customers in 2001 were renewed at higher levels than those experienced in 2000. The increase in these rates resulted from a more stable supply/demand relationship in the Jones Act trade. These rate increases will have a positive effect on 2002 revenue. Spot market rates fluctuated greatly in 2001, and overall were slightly higher than in 2000. In the first half of the year, spot rates were significantly higher than the same period in 2000 due to increased distillate demand and the restocking of inventory balances. In the third quarter, spot rates dropped as a result of refinery maintenance projects and less demand for refined products. In addition, there was a general downturn in the economy, which continued through the end of the year. In the fourth quarter, spot rates declined to below 2000 levels for the comparable period. The terrorists attacks on September 11th worsened the downturn in the economy. As a result, gasoline inventories grew and the demand for jet fuel decreased. In addition, warm weather in the Northeast reduced the demand for heating oil. The Company expects spot rates in the first and second quarters of 2002 will be below the fourth quarter 2001 rates due to continuing weak demand for products. Barrels of cargo transported decreased from 189.3 million in 2000 to 183.5 million in 2001, due to decreases in demand during the year.

   Total costs and operating expenses for 2001 were $105.6 million compared to $112.7 million in 2000, a decrease of $7.1 million or 6.3 percent. The primary decreases in operating expenses were in voyage costs, which are primarily fuel consumed and port charges incurred. In 2001 more of the Company's tankers were under contracts that pass all fuel and other voyage costs directly to the customer than in 2000, resulting in a decrease in expenses. The downturn in the economy in 2001, discussed above, also reduced fuel prices. The average price per gallon of fuel decreased 8 percent compared to 2000. The decrease in utilization, discussed above, also caused port charges and fuel costs to decrease compared to the same period in 2000. Offsetting these decreases was an increase in crew costs. In 2001, a higher volume of seminars and training took place than in 2000. Routine maintenance increased during 2001 as a result of a higher number of vessel repairs. Other maintenance expenses decreased due to the extensive renewals and refurbishments that occur during the rebuilding of the single-hulled barges to double- hulled barges. In 2000, the Company had incurred $1.4 million in relocation costs as a result of moving the corporate headquarters from Philadelphia, Pennsylvania to Tampa, Florida, which were not incurred in 2001.

   Operating income increased from $11.0 million in 2000 to $17.8 million in 2001, as a result of the aforementioned changes in revenue and expenses.

   Other income in 2001 included interest income of $2.4 million and a gain of $0.5 million on the sale of a barge. Other income in 2000 included interest income of $4.0 million offset by a loss of $0.7 million on the sale of Philadelphia real estate and equipment. Interest income decreased due to a lower amount of cash invested in 2001 compared to 2000.

   The extraordinary loss of $2.5 million, net of taxes, resulted from prepayment penalties and the write-off of unamortized financing costs on the prepayment of the Company's fleet mortgage.

   Net income increased from $5.0 million for the twelve months ended December 31, 2000 to $7.7 million for the twelve months ended December 31, 2001. This increase was due to the aforementioned changes in revenue and expenses.

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

   Other income included a loss on the sale of Philadelphia real estate and equipment of $0.7 million. Other income for the year ended December 31, 1999 included a gain of $18.5 million on the disposition of vessels and petroleum storage terminals.

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

Liquidity and Capital Resources

   In 2001, funds provided by operating activities were sufficient to meet debt service obligations and loan agreement restrictions, to make capital acquisitions and improvements and to allow Maritrans Inc. to pay a dividend in each quarter of the year. While dividends have been made quarterly in each of the last three years, there can be no assurances that the dividend will continue. The ratio of total debt to capitalization is .33:1 at December 31, 2001, compared to .46:1 at December 31, 2000.

   Management believes funds provided by operating activities, augmented by the Company's Credit Facility, described below, and investing activities, will be sufficient to finance operations, anticipated capital expenditures, lease payments and required debt repayments in the foreseeable future.

   In November 2001, the Company entered into a credit facility, discussed in "Debt Obligations and Borrowing Facility" below. The amortization of the term portion of the facility calls for escalating payments over the life of the debt. The Credit Facility requires the Company to maintain their properties in a specific manner, maintain specified insurance on their properties and business, and abide by other covenants, which are customary with respect to such borrowings. The Credit Facility also requires the Company to meet certain financial covenants. If the Company fails to comply with any of the covenants contained in the Credit Facility, the Lenders may foreclose on the collateral or call the entire balance outstanding on the Credit Facility immediately due and payable. The Company was in compliance with all applicable covenants at December 31, 2001 and currently expects to remain in compliance going forward.

   On February 9, 1999, the Board of Directors authorized a share buyback program for the acquisition of up to one million shares of the Company's common stock, which represented approximately 8 percent of the 12.1 million shares outstanding at that time. In February 2000 and again in February 2001, the Board of Directors authorized the acquisition of an additional one million shares in the program. The total authorized shares under the buyback program are three million. As of December 31, 2001, 2,398,700 shares had been purchased under the plan and financed by internally generated funds. The Company intends to hold the majority of the shares as treasury stock, although some shares will be used for employee compensation plans and others may be used for acquisition currency and/or other corporate purposes. Subsequent to December 31, 2001 and through March 8, 2002, the Company did not purchase any additional shares of its common stock.

   In December 1999, the Company sold twenty-six vessels that worked in the Northeastern U.S. coastal waters, in separate transactions to Vane Line Bunkering Inc. and K-Sea Transportation LLC. The transactions, which included fifteen barges and eleven tugboats, represented a divestiture of approximately twenty-five percent of the Company's cargo-carrying capacity. The combined sale price of the two transactions was $48 million. The

Company received proceeds of $39 million in cash and $8.5 million in notes. Due to uncertainties regarding collectibility of the notes received, the Company recorded a reserve of $4.5 million. The remaining $0.5 million of the sales price was to be received by the Company upon certain conditions being met as defined in one of the sales agreements and would have been recorded in income in the period in which the conditions were met. In 2001, it was determined that these conditions would not be met. In 1999, the Company negotiated a waiver and amendment to the indenture and mortgage securing substantially all of the vessels sold. The proceeds from the sale were required to be deposited with the trustee, Wilmington Trust Company, and were withdrawn to fund repairs and improvements on mortgaged vessels, including double-hull rebuilding, to make debt repayments and to pay income taxes resulting from the vessel transactions. In 2001, the Company withdrew the remaining funds. In November 2001, the Company paid off the indenture and does not have any cash deposited with the trustee.

   In August 2000, the Company awarded a contract to rebuild a third large single hull barge, the OCEAN CITIES, to a double hull configuration. In February 2002, this vessel was completed and put back into service as the MARITRANS 252. The total cost of the rebuild was $14.4 million. The Company financed this project from internally generated funds.

   In September 2001, the Company awarded a contract to rebuild a fourth large single hull barge, the OCEAN 250, to a double hull configuration, which is expected to have a total cost of approximately $16.0 million. As of December 31, 2001, $5.8 million has been paid to the shipyard contractor for prefabrication and other advance design work. The Company has financed, and expects to continue the financing of, this project from internally generated funds.

   In October 2001, the Company repaid $33.0 million of its long-term debt in advance of its due date. The Company recorded an extraordinary charge of approximately $2.5 million, net of taxes, or approximately $0.24 per share, in prepayment penalties and the write-off of unamortized financing costs in the fourth quarter as a result of the repayment.

   In December 2001, the Company announced a self-tender offer (the "Offer") to purchase up to 2,000,000 shares of its common stock at a price between $11.00 and $12.50. On January 18, 2002, the Offer closed, and the Company subsequently purchased 2,176,296 shares of common stock for a purchase price of $11.50 per share, or approximately $25.0 million. The purchase price was funded through borrowings under the Company's Credit Facility with Citizens Bank.

Debt Obligations and Borrowing Facility

   At December 31, 2001, the Company had $43.0 million in total outstanding debt, secured by mortgages on most of the fixed assets of the Company. The current portion of this debt at December 31, 2001, is $10.7 million.

   In 1997, Maritrans entered into a multi-year revolving credit facility for amounts up to $33 million with Citizens Bank (formerly Mellon Bank, N.A.). This facility was repaid in November 2001.

   In August 1999, the Company entered into an agreement with Coastal Tug and Barge Inc. to purchase the MV PORT EVERGLADES. The outstanding debt on this transaction at December 31, 2001, is $2.5 million payable to Coastal Tug and Barge Inc. and is secured by a Citizens Bank (formerly Mellon Bank, N.A.) Letter of Credit. Subsequent to year-end, the Company paid off this debt.

   In December 1999, the Company entered into an agreement with General Electric Capital Corporation to purchase two tugboats, the Enterprise and the Intrepid. The vessels had previously been operated by the Company under operating leases. The outstanding debt on this purchase at December 31, 2001, is $4.4 million payable to General Electric Capital Corporation. Subsequent to year-end, the Company paid off this debt.

   In October 2001, the Company paid off the fleet mortgage that was part of the original indebtedness incurred when the Company became a public company in 1987. The Company recorded an extraordinary charge of $2.5 million, net of taxes, or approximately $0.24 per share, in prepayment penalties and the write-off of unamortized financing costs during the fourth quarter as a result of the repayment.

   In November 2001, the Company entered into an $85 million credit and security agreement ("Credit Facility") with Citizens Bank (formerly Mellon Bank, N.A.) and a syndicate of other financial institutions ("Lenders"). Pursuant to the terms of the Credit Facility, the Company can borrow up to $45 million of term loans and up to $40 million under a revolving credit facility. Interest is variable based on either the LIBOR rate or prime rate plus an applicable margin (as defined). Principal payments on the term loans are required on a quarterly basis beginning in April 2002. The Credit Facility expires in January 2007. The Company has granted first preferred ship mortgages and a first security interest in the vessels and other collateral to the Lenders as a guarantee of the debt. At December 31, 2001, there was $36 million of term loans outstanding under the Credit Facility. No amounts were outstanding under the revolving line of credit.

Maintenance and Repairs

   Provision is made for the cost of upcoming major periodic overhauls of vessels and equipment in advance of performing the related maintenance and repairs. The current portion of this estimated cost is included in accrued shipyard costs while the portion of this estimated cost not expected to be incurred within one year is classified as long-term. Although the shipyard costs have fluctuated, particularly as a result of changes in the size of the fleet, the provision has been in line with the actual disbursements over time. The Company believes that providing for such overhauls in advance of performing the related maintenance and repairs provides a more appropriate view of the financial position of the Company at any point in time.

   In June 2001, the AICPA issued an Exposure Draft on a Proposed Statement of Position regarding Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment. The Proposed Statement, if issued, would require the Company to modify its accounting policy for maintenance and repairs. Such costs would no longer be accrued in advance of performing the related maintenance and repairs; rather, the Proposed Statement would require these costs to be capitalized and amortized over their estimated useful life. The Company has not yet quantified the impact of adopting this new pronouncement on its financial statements; however, the Company's preliminary assessment is that the adoption of this pronouncement would increase the value of vessels and equipment and stockholders' equity of the Company.

Market Risk

   The principal market risk to which the Company is exposed is a change in interest rates on debt instruments. The Company manages its exposure to changes in interest rate fluctuations by optimizing the use of fixed and variable rate debt. The information below summarizes the Company's market risks associated with its debt obligations and should be read in conjunction with Note 10 of the Consolidated Financial Statements.

   The table below presents principal cash flows and the related interest rates by year of maturity. Fixed interest rates disclosed represent the actual rate as of the period end. Variable interest rates disclosed fluctuate with the LIBOR and federal fund rates and represent the weighted average rate at December 31, 2001.

EXPECTED YEARS OF MATURITY

(Dollars in $000's)



                                                 2002     2003    2004     2005      2005    Thereafter    Total
                                                 -----   -----    -----   ------    -----    ----------   ------
Long-term debt, including current portion:
Fixed rate...................................    2,545       -        -        -        -        -         2,545
Average interest rate (%)....................     6.50       -        -        -        -        -
Variable rate................................    8,193   5,750    7,500   11,000    8,000        -        40,443
Average interest rate (%)....................     4.48    4.48     4.48     4.48     4.48        -


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

   In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142. Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to the annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement is expected to result in an increase in net income of approximately $279,000 ($.03 per share) per year. The Company is in the process of performing the first of the annual required impairment tests of goodwill and the Company does not presently believe there will be an impairment of goodwill.

Item 7a. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

   See discussion under "Market Risk" included in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 8. FINANCIAL STATEMENTS & SUPPLEMENTAL DATA

                         Report of Independent Auditors

Stockholders and Board of Directors
Maritrans Inc.

We have audited the accompanying consolidated balance sheets of Maritrans Inc. as of December 31, 2001 and 2000, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the management of Maritrans Inc. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maritrans Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                          /s/ ERNST & YOUNG LLP


Tampa, Florida
January 18, 2002, except for
Note 12 as to which the date
is January 29, 2002

                                 MARITRANS INC.
                          CONSOLIDATED BALANCE SHEETS

                                     ($000)



                                                                December 31,
                                                             -------------------
                                                               2001       2000
                                                             --------   --------
ASSETS
Current assets:
Cash and cash equivalents ...............................    $  3,558   $ 36,598
   Cash and cash equivalents - restricted................          --     11,400
   Trade accounts receivable (net of allowance for
    doubtful accounts of $690 and $1,216, respectively)..       8,703      9,505
   Other accounts receivable.............................       3,620      4,279
   Inventories...........................................       2,453      3,182
   Deferred income tax benefit...........................       7,258      9,176
   Prepaid expenses......................................       2,659      2,067
                                                             --------   --------
     Total current assets ...............................      28,251     76,207
Vessels and equipment ...................................     307,540    294,666
   Less accumulated depreciation.........................     144,223    133,838
                                                             --------   --------
     Net vessels and equipment ..........................     163,317    160,828
Notes receivable (net of allowance of $4,500) ...........       4,271      4,724
Other (including $0 and $2,100 of cash and cash
  equivalents - restricted in 2001 and 2000,
  respectively)..........................................       4,588      5,820
                                                             --------   --------
     Total assets .......................................    $200,427   $247,579
                                                             ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Debt due within one year..............................    $ 10,738   $  7,872
   Trade accounts payable................................         681      1,242
   Accrued shipyard costs................................       6,370      7,971
   Accrued wages and benefits............................       2,098      2,527
   Other accrued liabilities.............................       2,353      8,549
                                                             --------   --------
     Total current liabilities ..........................      22,240     28,161
Long-term debt ..........................................      32,250     67,988
Accrued shipyard costs ..................................       9,555     11,956
Other liabilities .......................................       3,527      3,757
Deferred income taxes ...................................      44,791     45,271
Stockholders' equity:
   Preferred stock, $.01 par value, authorized 5,000,000
    shares; none issued..................................          --         --
   Common stock, $.01 par value, authorized 30,000,000
    shares; issued:
     2001 - 13,342,018 shares; 2000 - 13,287,887 shares..         133        133
   Capital in excess of par value........................      79,781     78,959
   Retained earnings.....................................      29,983     26,444
   Unearned compensation.................................        (855)    (1,012)
   Less: Cost of shares held in treasury:
    2001 - 3,181,792 shares; 2000 - 2,421,212 shares.....     (20,978)   (14,078)
                                                             --------   --------
     Total stockholders' equity..........................      88,064     90,446
                                                             --------   --------
     Total liabilities and stockholders' equity..........    $200,427   $247,579
                                                             ========   ========



                            See accompanying notes.

                                 MARITRANS INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                        ($000, except per share amounts)



                                                                           For the year ended December 31,
                                                                           -------------------------------
                                                                             2001        2000       1999
                                                                           --------    --------   --------
Revenues...............................................................    $123,410    $123,715   $151,667
Costs and expenses:
   Operation expense...................................................      64,665      69,407     86,049
   Maintenance expense.................................................      15,652      17,234     28,213
   General and administrative..........................................       7,323       8,786      9,313
   Depreciation and amortization.......................................      17,958      17,254     20,279
                                                                           --------    --------   --------
                                                                            105,598     112,681    143,854
                                                                           --------    --------   --------
Operating income.......................................................      17,812      11,034      7,813
Interest expense (net of capitalized interest of $472, $662
  and $73, respectively)...............................................      (4,437)     (6,401)    (6,778)
Interest income........................................................       2,405       3,973        599
Other income (loss), net...............................................         528        (493)    19,517
                                                                           --------    --------   --------
Income before income taxes and extraordinary item......................      16,308       8,113     21,151
Income tax provision...................................................       6,115       3,101      9,095
                                                                           --------    --------   --------
Income before extraordinary item.......................................      10,193       5,012     12,056
Extraordinary charge on early extinguishment of debt, net of
  taxes of $1,500......................................................       2,501          --         --
                                                                           --------    --------   --------
Net income.............................................................    $  7,692    $  5,012   $ 12,056
                                                                           ========    ========   ========
Basic earnings per share
   Income before extraordinary item....................................    $   1.02    $   0.46   $   1.03
   Extraordinary item..................................................       (0.25)         --         --
                                                                           --------    --------   --------
   Net income..........................................................    $   0.77    $   0.46   $   1.03
                                                                           ========    ========   ========
Diluted earnings per share
   Income before extraordinary item....................................    $   0.96    $   0.45   $   1.02
   Extraordinary item..................................................       (0.24)         --         --
                                                                           --------    --------   --------
   Net income..........................................................    $   0.72    $   0.45   $   1.02
                                                                           ========    ========   ========




                            See accompanying notes.

                                 MARITRANS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents

                                     ($000)


                                                                                                    For the year ended December 31,
                                                                                                    -------------------------------
                                                                                                      2001        2000       1999
                                                                                                    --------    --------   --------
Cash flows from operating activities:
Net income......................................................................................    $  7,692    $  5,012   $ 12,056
Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
 Depreciation and amortization..................................................................      17,958      17,254     20,279
 Deferred income taxes..........................................................................       1,438      (2,091)     5,685
 Stock compensation.............................................................................         852         803      1,030
 Extraordinary loss.............................................................................       4,001          --         --
 Changes in receivables, inventories and prepaid expenses.......................................       1,898       8,036      7,488
 Changes in current liabilities, other than debt................................................      (8,796)       (779)        34
 Non-current changes, net.......................................................................      (4,154)      1,884      1,939
 (Gain) loss on sale of assets..................................................................        (472)        637    (18,937)
                                                                                                    --------    --------   --------
 Total adjustments to net income................................................................      12,725      25,744     17,518
                                                                                                    --------    --------   --------
   Net cash provided by operating activities....................................................      20,417      30,756     29,574

Cash flows from investing activities:
 Proceeds from sale of marine vessels and equipment.............................................         175         165     60,136
 Purchase of cash and cash equivalents - restricted, resulting from the
   sale of vessels and equipment................................................................          --          --    (39,000)
 Release of cash and cash equivalents - restricted..............................................      13,500      25,500         --
 Collections on notes receivable................................................................         478         386         --
 Purchase of marine vessels and equipment.......................................................     (20,172)    (15,498)    (9,000)
                                                                                                    --------    --------   --------
   Net cash provided by (used in) investing activities..........................................      (6,019)     10,553     12,136

Cash flows from financing activities:
 Borrowings under long-term debt................................................................      36,000          --         --
 Prepayment of Fleet Mortgage, including prepayment penalty of $3,640...........................     (36,640)         --         --
 Payment of long-term debt......................................................................     (13,872)     (7,773)   (10,916)
 Net repayments of borrowings under credit facilities...........................................     (22,000)         --    (10,572)
 Proceeds from stock option exercises...........................................................         298         143         --
 Purchase of treasury stock.....................................................................      (7,071)     (5,800)    (3,402)
 Dividends declared and paid....................................................................      (4,153)     (4,513)    (4,802)
                                                                                                    --------    --------   --------
   Net cash used in financing activities........................................................     (47,438)    (17,943)   (29,692)

Net increase (decrease) in cash and cash equivalents............................................     (33,040)     23,366     12,018
Cash and cash equivalents at beginning of year..................................................      36,598      13,232      1,214
                                                                                                    --------    --------   --------
Cash and cash equivalents at end of year........................................................    $  3,558    $ 36,598   $ 13,232
                                                                                                    ========    ========   ========

Supplemental Disclosure of Cash Flow Information:
Interest paid...................................................................................    $  5,630    $  7,057   $  6,914
Income taxes paid...............................................................................    $  5,516    $  8,015   $  1,750

Non-cash activities:
 Note receivable from sale of property..........................................................          --    $  1,575         --
 Purchase of vessels financed with issuance of long-term debt...................................          --          --   $  9,850
 Note receivable from sale of vessels, net of $4,500 reserve in 1999............................    $    300          --   $  4,000




                            See accompanying notes.

                                 MARITRANS INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                          ($000, except share amounts)



                                          Outstanding       Common      Capital in
                                           shares of     Stock, $.01    excess of    Retained    Treasury      Unearned
                                          Common Stock    Par Value     Par Value    Earnings      Stock     Compensation    Total
                                          ------------   -----------    ----------   --------    --------    ------------   -------
Balance at December 31, 1998..........     12,144,606        $131        $77,858      $18,691    $ (5,699)     $(1,166)     $89,815
Net income............................                                                 12,056                                12,056
Cash dividends ($0.40 per share of
  Common Stock).......................                                                 (4,802)                               (4,802)
Purchase of treasury shares...........       (614,400)                                             (3,402)                   (3,402)
Stock incentives......................        172,684           1            421           --         614           (6)       1,030
                                           ----------        ----        -------      -------    --------      -------      -------
Balance at December 31, 1999..........     11,702,890         132         78,279       25,945      (8,487)      (1,172)      94,697
                                           ----------        ----        -------      -------    --------      -------      -------
Net income............................                                                  5,012                                 5,012
Cash dividends ($0.40 per share of
  Common Stock).......................                                                 (4,513)                               (4,513)
Purchase of treasury shares...........       (982,300)                                             (5,800)                   (5,800)
Stock option exercises................         30,768                        143                                                143
Stock incentives......................        115,317           1            537           --         209          160          907
                                           ----------        ----        -------      -------    --------      -------      -------
Balance at December 31, 2000..........     10,866,675         133         78,959       26,444     (14,078)      (1,012)      90,446
                                           ----------        ----        -------      -------    --------      -------      -------
Net income............................                                                  7,692                                 7,692
Cash dividends ($0.40 per share of
  Common Stock).......................                                                 (4,153)                               (4,153)
Purchase of treasury shares...........       (802,000)                                             (7,071)                   (7,071)
Stock option exercises................         44,587                        146                      152                       298
Stock incentives......................         50,964          --            676           --          19          157          852
                                           ----------        ----        -------      -------    --------      -------      -------
Balance at December 31, 2001..........     10,160,226        $133        $79,781      $29,983    $(20,978)     $  (855)     $88,064
                                           ==========        ====        =======      =======    ========      =======      =======


                            See accompanying notes.

                           NOTES TO THE CONSOLIDATED
                              FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies

 Organization

   Maritrans Inc. owns Maritrans Operating Company L.P. (the "Operating Company"), Maritrans General Partner Inc., Maritrans Tankers Inc., Maritrans Barge Co., Maritrans Holdings Inc. and other Maritrans entities (collectively, the "Company"). These subsidiaries, directly and indirectly, own and operate oil tankers, tugboats, and oceangoing petroleum tank barges principally used in the transportation of oil and related products along the Gulf and Atlantic Coasts.

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

 Reclassifications

   Certain amounts in the prior year financial statements and footnotes have been reclassified to conform to their current year presentation.

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

 Intangible Assets

   Other assets include $2,863,000 and $3,142,000 at December 31, 2001 and 2000, respectively, of goodwill. Goodwill represents the excess cost over the fair market value of the net assets acquired at the date of acquisition. Goodwill is being amortized using the straight-line method over twenty-five years.

 Maintenance and Repairs

   Provision is made for the cost of upcoming major periodic overhauls of vessels and equipment in advance of performing the related maintenance and repairs. The current portion of this estimated cost is included in accrued shipyard costs while the portion of this estimated cost not expected to be incurred within one year is classified as long-term. The Company believes that providing for such overhauls in advance of performing the related

                           NOTES TO THE CONSOLIDATED
                      FINANCIAL STATEMENTS -- (Continued)

1. Organization and Significant Accounting Policies -- (Continued)

maintenance and repairs provides a more appropriate view of the financial position of the Company at any point in time. Non-overhaul maintenance and repairs are expensed as incurred.

   In June 2001, the AICPA issued an Exposure Draft on a Proposed Statement of Position regarding Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment. The Proposed Statement, if issued, would require the Company to modify its accounting policy for maintenance and repairs. Such costs would no longer be accrued in advance of performing the related maintenance and repairs; rather, the Proposed Statement would require these costs to be capitalized and amortized over their estimated useful life. The Company has not yet quantified the impact of adopting this new pronouncement on its financial statements; however, the Company's preliminary assessment is that the adoption of this pronouncement would increase the value of vessels and equipment and stockholders' equity of the Company.

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

 Significant Customers

   During 2001, the Company derived revenues aggregating 61 percent of total revenues from three customers, each one representing more than 10 percent of revenues. In 2000, revenues from three customers aggregated 54 percent of total revenues and in 1999, revenues from three customers aggregated 52 percent of total revenues. The Company does not necessarily derive 10 percent or more of its total revenues from the same group of customers each year. In 2001, approximately 92 percent of the Company's total revenue was generated by ten customers. Credit is extended to various companies in the petroleum industry in the normal course of business. The Company generally does not require collateral. This concentration of credit risk within this industry may be affected by changes in economic or other conditions and may, accordingly, affect the overall credit risk of the Company.

 Related Party Transactions

   The Company obtained protection and indemnity insurance coverage from a mutual insurance association, whose chairman is also the chairman of Maritrans Inc. The related insurance expense was $1,926,000, $1,854,000 and $2,680,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The Company paid amounts for legal services to a law firm, a partner of which serves on the Company's Board of Directors. The related legal expense was $381,000, $220,000 and $207,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

 Impact of Recent Accounting Pronouncements

   In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Company adopted Statement 133 on January 1, 2001 and the effect of adoption was not material to the Company.

                           NOTES TO THE CONSOLIDATED
                      FINANCIAL STATEMENTS -- (Continued)

1. Organization and Significant Accounting Policies -- (Continued)

   In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to the annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement is expected to result in an increase in net income of approximately $279,000 ($.03 per share) per year. The Company is in the process of performing the first of the annual required impairment tests of goodwill and the Company does not presently believe that there will be an impairment of goodwill.

2. Sale of Assets

   In June 2000, the Company sold real estate and equipment located in Philadelphia, PA. The sales price totaled $1.75 million of which $1.58 million was received in the form of a note. The pre-tax loss on the sale was $0.7 million and is included in other income in the consolidated statements of income.

   In December 1999, the Company sold twenty-six vessels, which worked in the Northeastern U.S. coastal waters, in separate transactions to Vane Line Bunkering Inc. and K-Sea Transportation LLC ("Vessel Sale"). The transactions, which included fifteen barges and eleven tugboats, represented a divestiture of approximately twenty-five percent of the Company's cargo-carrying capacity. The combined sale price of the two transactions was $48 million. The Company received proceeds of $39 million in cash and $8.5 million in notes. Due to uncertainties regarding collectibility of the notes received, the Company recorded a reserve of $4.5 million. The remaining $0.5 million of the sales price was to be received by the Company only if certain conditions as defined in one of the sales agreements were met. In 2001, it was determined that these conditions would not be met. The total gain on the Vessel Sale of the assets was $20.0 million, which includes a write-off of goodwill of approximately $1.4 million. The gain on the Vessel Sale is included in other income in the consolidated statements of income.

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

   The following unaudited pro forma results of operations for the year ended December 31, 1999 assumes that the sale of vessels and petroleum storage terminal operations were disposed as of the beginning of the period presented and excludes the net gain on the sale of these assets of $10.5 million, net of taxes. No pro forma adjustment has been made for expenses not specifically allocated to the assets sold.

                                                                         1999
                                                           --------------------------------
                                                           ($000, except per share amounts)
           Revenue.....................................                $115,053
           Net income..................................                $    924
           Diluted earnings per share..................                $   0.08

                           NOTES TO THE CONSOLIDATED
                      FINANCIAL STATEMENTS -- (Continued)

3. Stock Buyback

   On February 9, 1999, the Board of Directors authorized a stock buyback program for the acquisition of up to one million shares of the Company's common stock. In February 2000 and again in February 2001, the Board of Directors authorized the acquisition of an additional one million shares in the program. The total authorized shares under the program are three million. As of December 31, 2001, 2,398,700 shares were purchased under the plan. The total cost of the shares repurchased during 2001 was $7.1 million.

4. Earnings per Common Share

   The following data show the amounts used in computing basic and diluted earnings per share (EPS):

                                                                                                2001       2000      1999
                                                                                               -------   -------    -------
                                                                                                       (thousands)
        Income available to common stockholders used in basic EPS .........................    $ 7,692   $ 5,012    $12,056
                                                                                               =======   =======    =======
        Weighted average number of common shares used in basic EPS ........................     10,043    10,883     11,682
        Effect of dilutive securities:
          Stock options and restricted shares..............................................        594       315        126
                                                                                               -------   -------    -------
        Weighted number of common shares and dilutive potential common stock used in
          diluted EPS......................................................................     10,637    11,198     11,808
                                                                                               =======   =======    =======

5. Shareholder Rights Plan

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

                           NOTES TO THE CONSOLIDATED
                      FINANCIAL STATEMENTS -- (Continued)

6. Cash and Cash Equivalents

   Cash and cash equivalents at December 31, 2001 and 2000 consisted of cash and commercial paper, the carrying value of which approximates fair value. For purposes of the consolidated financial statements, short-term highly liquid debt instruments with original maturities of three months or less are considered to be cash equivalents.

7. Stock Incentive Plans

   Maritrans Inc. has a stock incentive plan (the "Plan"), whereby non-employee directors, officers and other key employees may be granted stock, stock options and, in certain cases, receive cash under the Plan. Any outstanding options granted under the Plan are exercisable at a price not less than market value of the shares on the date of grant. The maximum aggregate number of shares available for issuance under the Plan is 1,750,000. The Plan provides for the automatic grant of non-qualified stock options to non-employee directors, on a formulaic biannual basis, of options to purchase shares equal to two multiplied by the aggregate number of shares distributed to such non-employee director under the Plan during the preceding calendar year. In 2001, 2000 and 1999 there were 4,064, 6,528 and 5,663 shares issued to non-employee directors. Compensation expense equal to the fair market value on the date of the grant to the directors is included in general and administrative expense in the consolidated statement of income. During 2001, 2000 and 1999, there were 31,858, 64,526 and 63,705 shares of restricted stock issued under the Plan and subject to restriction provisions. The restrictions lapse in up to a three-year period from the date of grant. The weighted average fair value of the restricted stock issued during 2001, 2000 and 1999 was $8.85, $6.00 and $6.00. The shares are subject to forfeiture under certain circumstances. Unearned compensation, representing the fair market value of the shares at the date of issuance, is amortized to expense on a straight-line basis over the vesting period. At December 31, 2001 and 2000, 318,606 and 372,023 remaining shares and options within the Plan were reserved for grant, respectively.

   In May 1999, the Company adopted the Maritrans Inc. 1999 Directors' and Key Employees Equity Compensation Plan (the "99 Plan"), which provides non-employee directors, officers and other key employees with certain rights to acquire common stock and stock options. The aggregate number of shares available for issuance under the 99 Plan is 900,000 and the shares are to be issued from treasury shares. Any outstanding options granted under the Plan are exercisable at a price not less than market value of the shares on the date of grant. During 2001, 2000, and 1999, there were 35,147, 94,962 and 103,316 shares of restricted stock issued under the 99 Plan and subject to restriction provisions. The restrictions lapse in up to a three-year period from the date of grant. The weighted average fair value of the restricted stock issued during 2001, 2000 and 1999 was $8.82 $5.99 and $6.00. The shares are subject to forfeiture under certain circumstances. Unearned compensation, representing the fair market value of the shares at the date of issuance, is amortized to expense on a straight-line basis over the vesting period. At December 31, 2001 and 2000, 207,298 and 299,232 remaining shares and options within the Plan were reserved for grant, respectively.

                           NOTES TO THE CONSOLIDATED
                      FINANCIAL STATEMENTS -- (Continued)

7. Stock Incentive Plans -- (Continued)

   Compensation expense for all restricted stock was $749,000, $851,000 and $995,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

   Information on stock options follows:


                                               Number of                     Weighted Average
                                                Options     Exercise Price    Exercise Price
                                               ---------    --------------   ----------------
Outstanding at 12/31/98....................      479,636     4.000-9.188           5.64
 Granted...................................      598,169     6.000-6.000           6.00
 Exercised.................................           --              --             --
 Cancelled or forfeited....................       31,492     6.000-9.188           6.41
 Expired...................................           --              --             --
                                               ---------     -----------           ----
Outstanding at 12/31/99....................    1,046,313     4.000-9.188           5.82
                                               ---------     -----------           ----
 Granted...................................       83,270     5.750-6.000           5.89
 Exercised.................................       30,768     4.000-6.250           4.64
 Cancelled or forfeited....................       32,300     6.000-6.000           6.00
 Expired...................................           --              --             --
                                               ---------     -----------           ----
Outstanding at 12/31/00....................    1,066,515     4.000-9.125           5.87
                                               ---------     -----------           ----
 Granted...................................       89,429     8.550-8.850           8.77
 Exercised.................................       44,587     5.375-9.125           6.68
 Cancelled or forfeited....................           --              --             --
 Expired...................................       15,147     6.250-9.125           8.03
                                               ---------     -----------           ----
Outstanding at 12/31/01....................    1,096,210     4.000-9.125           6.04
                                               ---------     -----------           ----
Exercisable
 December 31, 1999.........................      352,474     4.000-9.125           4.78
 December 31, 2000.........................      380,712     4.000-9.125           5.21
 December 31, 2001.........................      544,905     4.000-9.125           5.51


Outstanding options have an original term of up to ten years, are exercisable in installments over two to four years, and expire beginning in 2002. The weighted average remaining contractual life of the options outstanding at December 31, 2001 is six years.

   The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and Related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation, requires the use of option valuation models that were not developed for use in valuing employee stock options. Pro forma information regarding net income and earnings per share is required by Statement 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2001, 2000 and 1999, respectively: risk free rates of 5%, 5% and 5%; dividend yields of 5%, 5% and 5%; average volatility factors of the expected market price of the Company's common stock of 0.26, 0.43 and 0.28; and a weighted average expected life of the option of seven years. The weighted average fair value of options granted in 2001, 2000 and 1999 was $1.47, $1.49 and $1.04, respectively.

                           NOTES TO THE CONSOLIDATED
                      FINANCIAL STATEMENTS -- (Continued)

7. Stock Incentive Plans -- (Continued)

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The Company's pro forma information is as follows:

                                                                              2001      2000      1999
                                                                             ------    ------   -------
                                                                               ($000, except per share
                                                                                        data)
        Pro forma net income .............................................   $7,553    $4,815   $11,935
        Pro forma basic earnings per share ...............................   $ 0.75    $ 0.44   $  1.02
        Pro forma diluted earnings per share .............................   $ 0.71    $ 0.43   $  1.01


8. Income Taxes

   The income tax provision consists of:

                                                                               2001      2000      1999
                                                                              ------   -------    -------
                                                                                        ($000)
        Current:
          Federal.........................................................    $4,426   $ 4,259    $15,567
          State...........................................................       251       122      1,943
        Deferred:
          Federal.........................................................     1,380    (1,244)    (7,583)
          State...........................................................        58       (36)      (832)
                                                                              ------   -------    -------
                                                                              $6,115   $ 3,101    $ 9,095
                                                                              ======   =======    =======


   The differences between the federal statutory tax rate in 2001, 2000 and 1999 and the effective tax rates were as follows:

                                                                               2001     2000      1999
                                                                              ------   ------    ------
                                                                                       ($000)
        Statutory federal tax provision ..................................    $5,707   $2,840    $7,403
        State income taxes, net of federal
          income tax benefit..............................................       235       88       722
        Non-deductible items .............................................       249      249       602
        Other ............................................................       (76)     (76)      368
                                                                              ------   ------    ------
                                                                              $6,115   $3,101    $9,095
                                                                              ======   ======    ======


   Principal items comprising deferred income tax liabilities and assets as of December 31, 2001 and 2000 are:

                                                                        2001       2000
                                                                       -------   -------
                                                                             ($000)
        Deferred tax liabilities:
          Depreciation.............................................    $44,791   $45,271
          Prepaid expenses.........................................      1,562     1,258
                                                                       -------   -------
                                                                        46,353    46,529
                                                                       -------   -------
        Deferred tax assets:
          Reserves and accruals....................................      8,820    10,434
          Net operating loss and credit carryforwards..............         --        --
                                                                       -------   -------
                                                                         8,820    10,434
                                                                       -------   -------
        Net deferred tax liabilities ..............................    $37,533   $36,095
                                                                       =======   =======


9. Retirement Plans

   Most of the shoreside employees participate in a qualified defined benefit retirement plan of Maritrans Inc. Substantially all of the seagoing supervisors who were supervisors in 1984, or who were hired as or promoted into supervisory roles between 1984 and 1998 have pension benefits under the Company's retirement plan for that

                           NOTES TO THE CONSOLIDATED
                      FINANCIAL STATEMENTS -- (Continued)

9. Retirement Plans -- (Continued)

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

   The following table sets forth changes in the plan's benefit obligation, changes in plan assets and the plan's funded status as of December 31, 2001 and 2000:


                                                             2001         2000
                                                           ---------   ---------
                                                                  ($000)
Change in benefit obligation
Benefit obligation at beginning of year ...............    $  25,282   $  25,945
Service cost ..........................................          513         489
Interest cost .........................................        1,665       1,606
Actuarial (gain) loss .................................           --      (1,549)
Benefits paid .........................................       (1,304)     (1,209)
                                                           ---------   ---------
Benefit obligation at end of year .....................    $  26,156   $  25,282
                                                           ---------   ---------
Change in plan assets
Fair value of plan assets at beginning of year ........    $  31,168   $  30,599
Actual return on plan assets ..........................         (750)      1,778
Benefits paid .........................................       (1,304)     (1,209)
                                                           ---------   ---------
Fair value of plan assets at end of year ..............    $  29,114   $  31,168
                                                           ---------   ---------
Funded status .........................................        2,958       5,886
Unrecognized net actuarial (gain) loss ................       (7,070)    (10,479)
Unrecognized prior service cost .......................        1,398       1,530
Unrecognized net (asset)/obligation ...................           --        (204)
                                                           ---------   ---------
Accrued benefit cost ..................................     ($ 2,714)   ($ 3,267)
                                                           =========   =========
Weighted average assumptions as of December 31, 2001
Discount rate .........................................        6.75%       6.75%
Expected rate of return ...............................        6.75%       6.75%
Rate of compensation increase .........................        5.00%       5.00%


Net periodic pension cost included the following components for the years ended December 31,


                                                                      2001        2000       1999
                                                                    --------    --------   --------
                                                                                 ($000)
Components of net periodic benefit pension cost
Service cost of current period..................................    $    513    $    489   $  1,419
Interest cost on projected benefit obligation...................       1,665       1,606      1,635
Expected return on plan assets..................................      (2,062)     (2,025)    (2,032)
Amortization of net (asset)/obligation..........................        (204)       (204)      (204)
Amortization of prior service cost..............................         132         132        132
Recognized net actuarial (gain)/loss............................        (597)       (540)      (559)
Benefit enhancement.............................................          --          --      1,666
Curtailment gain................................................          --          --     (2,579)
                                                                    --------    --------   --------
Net periodic pension cost.......................................    ($   553)   ($   542)  ($   522)
                                                                    ========    ========   ========

                           NOTES TO THE CONSOLIDATED
                      FINANCIAL STATEMENTS -- (Continued)

9. Retirement Plans -- (Continued)

   Substantially all of the shoreside employees participate in a qualified defined contribution plan. Contributions under the plan are determined annually by the Board of Directors of Maritrans Inc. and were $256,000, $375,000 and $59,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

   Approximately 52 percent of the Company's employees are covered under collective bargaining agreements, and approximately 20 percent of the employees are covered under collective bargaining agreements that expire within one year.

   Beginning in 1999, all of the Company's seagoing employee retirement benefits are provided through contributions to industry-wide, multi-employer seaman's pension plans. Prior to 1999, the seagoing supervisors were included in the Company's retirement plan as discussed above. Contributions to industry-wide, multi-employer seamen's pension plans, which cover substantially all seagoing personnel, were approximately $940,000, $1,029,000 and $1,527,000 for the years ended December 31, 2001, 2000 and 1999, respectively. These contributions include funding for current service costs and amortization of prior service costs of the various plans over periods of 30 to 40 years. The pension trusts and union agreements provide that contributions be made at a contractually determined rate per man-day worked. Maritrans Inc. and its subsidiaries are not administrators of the multi-employer seamen's pension plans.

10. Debt

   Long term debt is as follows:


                                                                 December 31,
                                                                2001       2000
                                                               -------   -------
                                                                    ($000)
Term loan, graduated quarterly payments, maturity date
  January 2007, variable interest rate (4.36% at December
  31, 2001)................................................    $36,000   $    --
Fleet Mortgage, interest rate 9.25%, repaid in 2001 .......         --    45,500
Revolving credit facility with Citizens Bank (formerly
  Mellon Bank N.A.) variable
  interest rate, repaid in 2001............................         --    22,000
Vessel notes payable, no stated interest rate (interest
  imputed at a rate of 6.5%), repaid subsequent to year-end      2,545     3,267
Vessel notes payable, variable interest rate (5.48% at
  December 31, 2001), repaid
  subsequent to year-end...................................      4,443     5,093
                                                               -------   -------
                                                                42,988    75,860
Less current portion ......................................     10,738     7,872
                                                               -------   -------
                                                               $32,250   $67,988
                                                               =======   =======


   In October 2001, the Company paid off the Fleet Mortgage that was part of the original indebtedness incurred when the Company became a public company in 1987. The Company recorded an extraordinary charge of $2.5 million, net of taxes, or approximately $0.24 per share diluted, in prepayment penalties and the write-off of unamortized financing costs related to the refinanced debt during the fourth quarter as a result of the repayment.

   In November 2001, the Company entered into an $85 million credit and security agreement ("Credit Facility") with Citizens Bank (formerly Mellon Bank N.A.) and a syndicate of other financial institutions ("Lenders"). Pursuant to the terms of the Credit Facility, the Company can borrow up to $45 million of term loans and up to $40 million under a revolving credit facility. Interest is variable based on either the LIBOR rate or prime rate plus an applicable margin (as defined). Principal payments on the term loans are required on a quarterly basis beginning in April 2002. The Credit Facility expires in November 2007. The Company has granted first preferred ship mortgages and a first security interest in the vessels and other collateral to the Lenders as a guarantee of the debt. At December 31, 2001, there was $36 million of term loans outstanding under the Credit Facility. No amounts were outstanding under the revolving line of credit.

                           NOTES TO THE CONSOLIDATED
                      FINANCIAL STATEMENTS -- (Continued)

10. Debt -- (Continued)

   The Credit Facility requires the Company to maintain their properties in a specific manner, maintain specified insurance on their properties and business, and abide by other covenants, which are customary with respect to such borrowings. The Credit Facility also requires the Company to meet certain financial covenants. The Company was in compliance with all applicable covenants at December 31, 2001.

   Based on the borrowing rates currently available for loans with similar terms and maturities, the fair value of long-term debt was $42.7 million and $77.2 million at December 31, 2001 and 2000, respectively. The maturity schedule for outstanding indebtedness under existing debt agreements at December 31, 2001 is as follows:

                                                            ($000)
        2002 ...........................................   $10,738
        2003 ...........................................     5,750
        2004 ...........................................     7,500
        2005 ...........................................    11,000
        2006 ...........................................     8,000
        Thereafter .....................................        --
                                                           -------
                                                           $42,988
                                                           =======


11. Commitments and Contingencies

   Minimum future rental payments under noncancellable operating leases at December 31, 2001 are as follows:

                                                           ($000)
        2002 ...........................................   $  476
        2003 ...........................................      491
        2004 ...........................................      507
        2005 ...........................................      457
        2006 ...........................................      407
        Thereafter .....................................    1,423
                                                           ------
                                                           $3,761
                                                           ======


   Total rent expense for all operating leases was $582,000, $584,000, and $1,897,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

   At December 31, 2001, there were $2,816,000 of outstanding letters of credit. Subsequent to year-end, this commitment expired.

   In the ordinary course of its business, claims are filed against the Company for alleged damages in connection with its operations. Management is of the opinion that the ultimate outcome of such claims at December 31, 2001 will not have a material adverse effect on the consolidated financial statements.

                           NOTES TO THE CONSOLIDATED
                      FINANCIAL STATEMENTS -- (Continued)

12. Subsequent Event

   During December 2001, the Company announced a tender offer (the "Offer") to purchase up to 2,000,000 shares of its common stock. On January 18, 2002, the Offer closed, and the Company subsequently purchased 2,176,296 shares of common stock for a purchase price of $11.50 per share, or approximately $25.0 million, on January 29, 2002. The purchase price was funded through borrowings under the Company's Credit Facility. The following summarizes the unaudited condensed balance sheet of the Company assuming the tender had closed on December 31, 2001:

                                                                        ($000)
             Total assets..........................................    $200,427
                                                                       ========
             Current liabilities...................................      22,240
             Long-term debt........................................      57,250
             Other long-term liabilities                                 57,873
                                                                       --------
             Total liabilities.....................................     137,363
             Stockholders' equity                                        63,064
                                                                       --------
             Total liabilities and stockholders' equity............    $200,427
                                                                       ========


13. Quarterly Financial Data (Unaudited)


                                                                First      Second     Third     Fourth
                                                               Quarter    Quarter    Quarter   Quarter
                                                               -------    -------    -------   -------
                                                                   ($000, except per share amounts)
2001
----
Revenues ...................................................   $31,567    $31,834    $28,284   $31,725
Operating income ...........................................     4,897      5,336      2,684     4,895
Income before extraordinary item ...........................     2,660      2,954      1,422     3,157
Net income .................................................     2,660      2,954      1,422       656
Income before extraordinary item per share
 Basic earnings per share ..................................   $  0.26    $  0.29    $  0.14   $  0.33
 Diluted earnings per share ................................   $  0.24    $  0.28    $  0.14   $  0.30

2000
----
Revenues ...................................................   $30,671    $28,053    $32,744   $32,247
Operating income ...........................................       667      1,365      4,684     4,318
Net income (loss) ..........................................       (67)        76      2,708     2,295
Basic earnings (loss) per share ............................   $ (0.01)   $  0.01    $  0.25   $  0.22
Diluted earnings (loss) per share ..........................   $ (0.01)   $  0.01    $  0.24   $  0.21


   In the fourth quarter of 2001, the Company repaid $33.0 million of long-term debt in advance of its due date. The Company recorded an extraordinary charge of $2.5 million, net of taxes, or approximately $0.24 diluted earnings per share, in prepayment penalties and the write-off of unamortized financing costs related to the refinanced debt in the fourth quarter as a result of the repayment.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   Information with respect to directors of the Registrant, and information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, is incorporated herein by reference to the Registrant's definitive Proxy Statement (the "Proxy Statement") to be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days after the close of the year ended December 31, 2001, under the captions "Information Regarding Nominees For Election As Directors And Regarding Continuing Directors" and "Section 16(A) Beneficial Ownership Reporting Compliance."

The individuals listed below are directors and executive officers of Maritrans Inc. or its subsidiaries.

            Name                    Age(1)                     Position
            ----                    ------                     --------
Stephen A. Van Dyck (4) ........      58        Chairman of the Board of Directors and Chief Executive Officer
Dr. Robert E. Boni (2)(3) ......      74        Lead Director
Dr. Craig E. Dorman (2)(3)(4)...      61        Director
Robert J. Lichtenstein (4) .....      54        Director
Brent A. Stienecker (2)(3) .....      63        Director
Walter T. Bromfield ............      46        Vice President and Chief Financial Officer
John J. Burns ..................      49        President, Operations Division of Maritrans General Partner Inc.
Philip J. Doherty ..............      42        President of Maritrans General Partner Inc.
Stephen M. Hackett .............      43        President, Chartering Division of Maritrans General Partner Inc.
Janice M. Van Dyck  ............      42        Secretary

___________

(1) As of March 1, 2002
(2) Member of the Compensation Committee
(3) Member of the Audit Committee
(4) Member of the Nominating Committee

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

   Mr. Bromfield is Vice President and Chief Financial Officer of the Company. Previously, Mr. Bromfield served as Treasurer and Controller of the Company and has been continuously employed in various capacities by Maritrans or its predecessors since 1981.

   Mr. Burns is President, Operations Division of Maritrans General Partner Inc., a wholly owned subsidiary of the Company, and has been continuously employed by the Company or its predecessors in various capacities since 1975.

   Mr. Doherty is President of Maritrans General Partner Inc., a wholly owned subsidiary of the Company, and has been continuously employed by Maritrans since 1997. Previously, Mr. Doherty was Director of Business Development for Computer Command and Control Company where he had been employed since April 1995.

   Mr. Hackett is President, Chartering Division of Maritrans General Partner Inc., a wholly owned subsidiary of the Company, and has been continuously employed in various capacities by Maritrans or its predecessors since 1980.

   Ms. Van Dyck is Secretary of the Company. Previously, Ms. Van Dyck served as Senior Vice President of the Company and has been continuously employed by the Company or its predecessors in various capacities since 1982.

Item 11 Executive Compensation*

Item 12 Security Ownership of Certain Beneficial Owners and Management*

Item 13 Certain Relationships and Related Transactions*

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

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT
         SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                                             Page
                                                                                                                             ----
(a) (1)      Financial Statements

             Report of Independent Auditors                                                                                   18

             Maritrans Inc. Consolidated Balance Sheets at December 31, 2001 and 2000                                         19

             Maritrans Inc. Consolidated Statements of Income for the years ended
             December 31, 2001, 2000 and 1999                                                                                 20

             Maritrans Inc. Consolidated Statements of Cash Flows for the years ended
             December 31, 2001, 2000 and 1999                                                                                 21

             Maritrans Inc. Consolidated Statements of Stockholders' Equity for the years ended
             December 31, 2001, 2000 and 1999                                                                                 22

             Notes to the Consolidated Financial Statements                                                                   23

    (2)      Financial Statement Schedules

             Schedule II Maritrans Inc. Valuation Account for the years ended December 31, 2001, 2000 and 1999.               41

             All other schedules called for under Regulation S-X are not submitted because they are not applicable, not required, or because the required information is not material, or is included in the financial statements or notes thereto.

(b)          Reports on Form 8-K

             On November 28, 2001, Maritrans Inc. filed a report on Form 8-K. In that Form 8-K under Item 5 "Other Events", the Company reported on a new five-year financing agreement for a total of $85 million.

             On December 26, 2001, Maritrans Inc. filed a report on Form 8-K. In that Form 8-K under Item 5 "Other Events", the Company reported that the U.S. Court of Federal Claims ruled that the double hull requirement of the Oil Pollution Act of 1990 did not constitute a "taking" of Maritrans'
             petroleum barges.

                                                            Exhibit Index
                                                            -------------
3.1#         Certificate of Incorporation of the Registrant, as amended.

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

10.3(c)*     Guaranty Agreement by Maritrans Operating Partners L.P. regarding $35,000,000 Series A Notes Due April 1,
             1997 and $80,000,000 Series B Notes Due April 1, 2007 of Maritrans Capital Corporation (Exhibit 10.6#).

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

10.4(b)~     Note of Maritrans Tankers Inc. to Mellon Bank, N.A., dated October 17, 1997 (Exhibit 10.3).

                                                            Exhibit Index
                                                            -------------
10.4(c)~     First Preferred Ship Mortgage, dated October 17, 1997, by Maritrans Tankers Inc., mortgagor, to Mellon
             Bank, N.A., mortgagee, on the vessel ALLEGIANCE (Exhibit 10.4).

10.4(d)~     First Preferred Ship Mortgage, dated October 17, 1997, by Maritrans Tankers Inc., mortgagor, to Mellon
             Bank, N.A., mortgagee, on the vessel PERSEVERANCE (Exhibit 10.5).

10.4(e)o     Agreement of Sale dated October 11, 1999 between Maritrans Operating Partners L.P. and K-Sea Transportation
             LLC

10.4(f)      Credit and Security Agreement dated November 20, 2001, among Maritrans Inc., the Other Borrowers and
             Lenders and Mellon Bank N.A. for a term loan up to $45,000,000 and a revolving credit facility up to
             $40,000,000.

             Executive Compensation Plans and Arrangements

10.5         Severance and Non-Competition Agreement, as amended and restated effective June 30, 2001, between Maritrans
             General Partner Inc. and Stephen M. Hackett.

10.6]        Severance and Non-Competition Agreement, as amended and restated effective July 16, 1999, between Maritrans
             General Partner Inc. and John J. Burns. (Exhibit 10.6)

10.7 /       Employment Agreement, as amended and restated effective April 1, 2001 between
             Maritrans Inc. and Stephen A. Van Dyck.

10.9         Employment, Severance and Non-Competition Agreement, effective December 14, 2001, between Maritrans Inc.
             and Janice M. Van Dyck.

10.10~       Profit Sharing and Savings Plan of Maritrans Inc. as amended and restated effective
             November 1, 1993 (Exhibit 10.13).

10.11@       Executive Award Plan of Maritrans GP Inc. (Exhibit 10.31).

10.12@       Excess Benefit Plan of Maritrans GP Inc. as amended and restated effective January 1, 1988 (Exhibit 10.32).

10.13@       Retirement Plan of Maritrans GP Inc. as amended and restated effective January 1, 1989 (Exhibit 10.33).

10.15&       Executive Compensation Plan as amended and restated effective March 18, 1997.

10.16%       1999 Directors Equity and Key Employees Equity Compensation Plan

10.17        Severance and Non-Competition Agreement, as amended and restated effective June 16, 2001, between Maritrans
             General Partner Inc. and Philip J. Doherty.

10.18]       Severance and Non-Competition Agreement, as amended and restated effective January 7, 2000, between
             Maritrans General Partner Inc. and Walter T. Bromfield. (Exhibit 10.18)

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

^ Incorporated by reference herein to the Exhibit number in parentheses filed with Maritrans Inc. Annual Report on Form 10-K, dated March 30, 1994 for the fiscal year ended December 31, 1993.

= Incorporated by reference herein to the Exhibit of the same number filed with Maritrans Inc. Annual Report on Form 10-K, dated March 31, 1997 for the fiscal year ended December 31, 1996.

~ Incorporated by reference herein to the Exhibit number in parentheses filed with Maritrans Inc. quarterly report on Form 10-Q, dated November 12, 1997 for the quarter ended September 30, 1997.

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

/ Incorporated by reference herein to the Exhibit number in parentheses filed with Maritrans Inc. quarterly report on Form 10-Q, dated August 10, 2001 for the quarter ended June 30, 2001.

] Incorporated by reference herein to the Exhibit number in parentheses filed with the Maritrans Inc. Annual Report on Form 10-K, dated March 28, 2000 for the fiscal year ended December 31, 1999.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     MARITRANS INC.
                                     (Registrant)
                                     By: /s/ Stephen A. Van Dyck
                                        ---------------------------
                                        Stephen A. Van Dyck
                                        Chairman of the Board
                                        Dated: March 15, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:       /s/ Stephen A. Van Dyck          Chairman of the Board                      Dated: March 15, 2002
         ------------------------         and Chief Executive Officer
            Stephen A. Van Dyck            (Principal Executive Officer)


By:       /s/ Dr. Robert E. Boni           Lead Director                              Dated: March 15, 2002
         ------------------------
            Dr. Robert E. Boni


By:       /s/ Dr. Craig E. Dorman          Director                                   Dated: March 15, 2002
         ------------------------
            Dr. Craig E. Dorman


By:     /s/ Robert J. Lichtenstein         Director                                   Dated: March 15, 2002
         -------------------------
          Robert J. Lichtenstein


By:       /s/ Brent A. Stiennecker         Director                                   Dated: March 15, 2002
         -------------------------
            Brent A. Stienecker


By:       /s/ Walter T. Bromfield          Chief Financial Officer                    Dated: March 15, 2002
         -------------------------         (Principal Financial and
            Walter T. Bromfield            Accounting Officer)

                                 MARITRANS INC.
                        SCHEDULE II - VALUATION ACCOUNT

                                     ($000)

                                           BALANCE AT    CHARGED TO                  BALANCE
                                            BEGINNING     COSTS AND                 AT END OF
           DESCRIPTION                      OF PERIOD     EXPENSES     DEDUCTIONS     PERIOD
           -----------                     ----------    ----------    ----------   ---------
JANUARY 1 TO DECEMBER 31, 1999
Allowance for doubtful accounts              $ 1,387       $   237      $   231(a)   $ 1,393
Allowance for notes receivable               $     -       $ 4,500(b)   $     -      $ 4,500
Accrued shipyard costs                       $19,497       $17,170      $15,284(c)   $17,403
                                                                        $ 3,980(d)
JANUARY 1 TO DECEMBER 31, 2000
Allowance for doubtful accounts              $ 1,393       $    77      $   254(a)   $ 1,216
Allowance for notes receivable               $ 4,500       $     -      $     -      $ 4,500
Accrued shipyard costs                       $17,403       $10,466      $ 7,942(c)   $19,927

JANUARY 1 TO DECEMBER 31, 2001
Allowance for doubtful accounts              $ 1,216       $ (469)      $    57(a)   $   690
Allowance for notes receivable               $ 4,500       $     -      $     -      $ 4,500
Accrued shipyard costs                       $19,927       $ 7,927      $11,929(c)   $15,925


-------------------

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