Form 10-Q
period 2002-03-31
MARITRANS INC /DE/
filed 2002-05-10
CIK 810113

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

(Mark One)

 X       Quarterly Report Pursuant to Section 13 or 15(d) of the
---      Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2002
                               --------------

                                       or

         Transition Report Pursuant to Section 13 or 15(d) of the
---      Securities Exchange Act of 1934

For the Transition Period from            to
                               ----------    ----------

Commission File Number 1-9063
                       -------

                                 MARITRANS INC.
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                            51-0343903
--------------------------------                              -----------
(State or other jurisdiction of                            (Identification No.
incorporation or organization)                               I.R.S. Employer)

                                TWO HARBOUR PLACE
                             302 KNIGHTS RUN AVENUE
                                   SUITE 1200
                              TAMPA, FLORIDA 33602
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (813) 209-0600
               Registrant's telephone number, including area code


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

   Common Stock $.01 par value, 8,172,063 shares outstanding as of May 6, 2002

                                 MARITRANS INC.
                                      INDEX



                                                                                                     Page
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets - March 31, 2002 and December 31, 2001            3

              Condensed Consolidated Statements of Income - Three months ended March 31,
                2002 and 2001                                                                         4

              Condensed Consolidated Statements of Cash Flows - Three months ended March 31,
                2002 and 2001                                                                         5

              Notes to Condensed Consolidated Financial Statements                                    6


Item 2.       Management's Discussion and Analysis of Financial Condition and Results
                of Operations                                                                         9


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                                      14

Item 6.       Exhibits and Reports on Form 8-K                                                       14


SIGNATURES                                                                                           15


                          PART I: FINANCIAL INFORMATION

                                 MARITRANS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ($000)

                                                    March 31,    December 31,
                                                      2002          2001
                                                   ---------     ------------
                                                  (Unaudited)     (Note 1)
ASSETS

Current assets:
     Cash and cash equivalents                      $   4,585    $   3,558
     Trade accounts receivable                          7,956        8,703
     Other accounts receivable                          4,324        3,620
     Inventories                                        2,517        2,453
     Deferred income tax benefit                        7,258        7,258
     Prepaid expenses                                   3,054        2,659
                                                    ---------    ---------
          Total current assets                         29,694       28,251

Vessels and equipment                                 311,695      307,540
     Less accumulated depreciation                    148,365      144,223
                                                    ---------    ---------
          Net vessels and equipment                   163,330      163,317

Note receivable                                         4,142        4,271
Goodwill                                                2,863        2,863
Other                                                   1,384        1,725
                                                    ---------    ---------
          Total assets                              $ 201,413    $ 200,427
                                                    =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Debt due within one year                       $   5,000    $  10,738
     Trade accounts payable                               974          681
     Accrued shipyard costs                             6,158        6,370
     Accrued wages and benefits                         2,834        2,098
     Other accrued liabilities                          4,124        2,353
                                                    ---------    ---------
          Total current liabilities                    19,090       22,240

Long-term debt                                         59,000       32,250
Deferred shipyard costs                                 9,237        9,555
Other liabilities                                       3,617        3,527
Deferred income taxes                                  44,791       44,791

Stockholders' equity:
     Common stock                                         135          133
     Capital in excess of par value                    81,008       79,781
     Retained earnings                                 32,118       29,983
     Unearned compensation                             (1,251)        (855)
     Less: Cost of shares held in treasury            (46,332)     (20,978)
                                                    ---------    ---------
         Total stockholders' equity                    65,678       88,064
                                                    ---------    ---------
       Total liabilities and stockholders' equity   $ 201,413    $ 200,427
                                                    =========    =========

See notes to financial statements.

                                 MARITRANS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                        ($000, except per share amounts)



                                       Three Months Ended March 31,
                                              2002           2001
                                            --------       --------

Revenues                                    $ 31,323       $ 31,567

     Costs and expenses:
         Operation expense                    15,632         16,641
         Maintenance expense                   3,824          3,708
         General and administrative            1,935          1,890
         Depreciation and amortization         4,621          4,431
                                            --------       --------

         Total operating expense              26,012         26,670
                                            --------       --------

     Operating income                          5,311          4,897

     Interest expense                           (806)        (1,595)
     Other income                                226            989
                                            --------       --------

     Income before income taxes                4,731          4,291

     Income tax provision                      1,774          1,631
                                            --------       --------

     Net income                             $  2,957       $  2,660
                                            ========       ========

     Basic earnings per share               $   0.35       $   0.26
     Diluted earnings per share             $   0.32       $   0.24
     Dividends declared per share           $   0.10       $   0.10


     See notes to financial statements.

                                 MARITRANS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                     ($000)

                                                                             Three Months Ended March 31,
                                                                                  2002           2001
                                                                                --------       --------
Cash flows from operating activities:
     Net income                                                                 $  2,957       $  2,660

     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                            4,621          4,431
          Deferred income tax provision                                             --             --
          Changes in receivables, inventories and prepaid expenses                  (417)           923
          Changes in current liabilities, other than debt                          2,589         (1,920)
          Other                                                                     (244)          (568)
                                                                                --------       --------
                                                                                   6,549          2,866
                                                                                --------       --------

          Net cash provided by operating activities                                9,506          5,526

Cash flows from investing activities:
    Release of cash and cash equivalents - restricted                               --            9,620
     Collections on notes receivable                                                 404            117
     Purchase of vessels and equipment                                            (4,634)        (1,015)
                                                                                --------       --------

          Net cash provided by (used in) investing activities                     (4,230)         8,722
                                                                                --------       --------

Cash flows from financing activities:
     Borrowings under long-term debt                                               9,000           --
     Payment of long-term debt                                                    (6,988)          (338)
    Borrowings under revolving credit facilities                                  19,000           --
     Purchase of treasury stock                                                  (25,145)        (3,238)
     Proceeds from exercise of stock options                                         706              4
     Dividends declared and paid                                                    (822)        (1,077)
                                                                                --------       --------

          Net cash used in financing activities                                   (4,249)        (4,649)
                                                                                --------       --------

Net increase in cash and cash equivalents                                          1,027          9,599
Cash and cash equivalents at beginning of period                                   3,558         36,598
                                                                                --------       --------

Cash and cash equivalents at end of period                                      $  4,585       $ 46,197
                                                                                ========       ========



See notes to financial statements

                                 MARITRANS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002



1.     Basis of Presentation/Organization

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

       In the opinion of management, the accompanying condensed consolidated financial statements of Maritrans Inc., which are unaudited (except for the Condensed Consolidated Balance Sheet as of December 31, 2001, which is derived from audited financial statements), include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial statements of the consolidated entities.

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

       Pursuant to the rules and regulations of the Securities and Exchange Commission, the unaudited condensed consolidated financial statements do not include all of the information and notes normally included with annual financial statements prepared in accordance with generally accepted accounting principles. These financial statements should be read in conjunction with the consolidated historical financial statements and notes thereto included in the Company's Form 10-K for the period ended December 31, 2001.

2.     Earnings per Common Share

       The following data show the amounts used in computing basic and diluted earnings per share ("EPS"):

                                                   Three Months Ended March 31,
                                                     2002                 2001
                                                     ----                 ----
                                                             (000's)
       Income available to common stockholders
            used in basic EPS                       $ 2,957            $ 2,660

       Weighted average number of common
           shares used in basic EPS                   8,528             10,328

       Effect of dilutive securities:
           Stock options and restricted shares          656                660

       Weighted number of common shares
           and dilutive potential common
           stock used in diluted EPS                  9,184             10,988

3.     Income Taxes

       The Company's effective tax rate differs from the federal statutory rate due primarily to state income taxes and certain nondeductible items.

4.     Share Buyback Program

       On February 9, 1999, the Board of Directors authorized a share buyback program for the acquisition of up to one million shares of the Company's common stock. In February 2000 and again in February 2001, the Board of Directors authorized the acquisition of an additional one million shares in the program. The total authorized shares under the program are three million. As of March 31, 2002, 2,398,700 shares have been repurchased under the plan; such repurchases have been financed from internally generated funds.

5.     Tender Offer

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

6.     Impact of Recent Accounting Pronouncements

       In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to the annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted the new rules on accounting for goodwill and other intangible assets on January 1, 2002. A reconciliation of net income for the quarter ended March 31, 2001 had goodwill not been amortized pursuant to FASB No. 142 is as follows:



                                                                                                 ($000)

            Net income as reported for the three months ended March 31, 2001                     $2,660
            Elimination of goodwill amortization                                                     70
                                                                                                 ------
            Adjusted net income                                                                  $2,730
                                                                                                 ======
            Adjusted basic earnings per share for the three months ended March 31, 2001          $  .26
                                                                                                 ======
            Adjusted diluted earnings per share for the three months ended March 31, 2001        $  .25
                                                                                                 ======

       The Company is in the process of performing the first of the required impairment tests of goodwill and the Company does not believe that there will be an impairment of goodwill.

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

The forward-looking statements included in this 10-Q relate to future events or the Company's future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "seem," "should," "believe," "future," "potential," "estimate," "offer," "opportunity," "quality," "growth," "expect," "intend," "plan," "focus," "through," "strategy," "provide," "meet," "allow," "represent," "commitment," "create," "implement," "result," "seek," "increase," "establish," "work," "perform," "make," "continue," "can," "will," "include," or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on the Company's current plans or assessments that are believed to be reasonable as of the date of this 10-Q. Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecast, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the factors outlined in this 10-Q, changes in oil companies' operating and sourcing decisions, competition for marine transportation, domestic oil consumption, the continuation of federal law restricting United States point-to-point maritime shipping to U.S. vessels (the Jones Act), demand for petroleum products, future spot market rates, changes in interest rates, the effect of terrorists activities and the general financial, economic, environmental and regulatory conditions affecting the oil and marine transportation industry in general. Given such uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. These factors may cause the Company's actual results to differ materially from any forward-looking statement.

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

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in Part I Item 1 of this Form 10-Q and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2001 contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Results of Operations

Time Charter Equivalent ("TCE") is a commonly used industry measure where direct voyage costs are deducted from revenue. Maritrans enters into various types of charters, some of which involve the customer paying substantially all voyage costs, while other types of charters involve Maritrans paying some or substantially all of the voyage costs. The Company monitors the TCE basis because it essentially nets the voyage costs and voyage revenue to yield a measure that is comparable between periods regardless of the types of charters utilized. Going forward, the Company will be reporting on a TCE basis. For comparison purposes, the following table lists the TCE revenue for all quarters in 2001 and 2000:

                             12/31/01     9/30/01     6/30/01      3/31/01     12/31/00     9/30/00      6/30/00      3/31/00
                             --------    --------    --------     --------     --------    --------     --------     --------

Voyage revenue                $31,716     $28,276    $31,826      $31,558      $32,239     $32,731      $28,045      $30,662
Voyage costs                    4,803       4,995      5,707        5,997        6,941       7,112        5,605        7,249
                              -------     -------    -------      -------      -------     -------      -------      -------
Time Charter Equivalent       $26,913     $23,281    $26,119      $25,561      $25,298     $25,619      $22,440      $23,413
                              =======     =======    =======      =======      =======     =======      =======      =======

Three Month Comparison
TCE revenue for the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001 is as follows:

                                                     3/31/02        3/31/01
                                                     -------        -------
                  Voyage revenue                     $31,323        $31,558
                  Voyage costs                         4,381          5,997
                                                   ---------      ---------
                  Time Charter Equivalent            $26,942        $25,561
                                                   =========      =========

TCE revenue increased from $25.6 million to $26.9 million, or 5 percent, over the comparable quarter in 2001. Vessel utilization, as measured by revenue days divided by calendar days available, decreased from 87.9 percent in the first quarter of 2001 to 82.8 percent in the first quarter of 2002. Utilization decreased due to more vessel out of service time in the first quarter of 2002 compared to the first quarter of 2001 as a result of vessel maintenance and the MARITRANS 252 rebuild. In the first quarter of 2002, the MARITRANS 252 was out of service for one month for the completion of her double hull rebuild, which began in June 2001, and re-entered service early in February 2002.

Term contract rates renewed with customers in 2001 were renewed at higher levels than those experienced in 2000. The increase in these rates resulted from a more stable supply/demand relationship in the Jones Act trade. These rate increases had a positive impact on the first quarter of 2002 revenue. Spot market rates were significantly lower than the same period in 2001 due to high gasoline inventories and a decreased demand for jet fuel. In addition, warm weather in the Northeast reduced the demand for heating oil. The Company expects spot rates to gradually improve throughout 2002. Barrels of cargo transported decreased from 46.2 million in the first quarter of 2001 to 42.9 million in the first quarter of 2002, due to decreases in demand and utilization during the quarter.

Voyage costs decreased from $6.0 million in the first quarter of 2001 to $4.4 million in the first quarter of 2002, a decrease of $1.6 million or 27 percent. The primary decrease in voyage costs was in fuel costs, which resulted from the downturn in the economy in the later part of 2001. The average price per gallon of fuel decreased almost 40 percent compared to the same quarter in 2001. Offsetting the decrease that resulted from fuel was an increase in port charges. During the first quarter of 2002, one of the Company's tankers made numerous trips through the Panama Canal, which resulted in a significant increase in port charges.

Operating expenses, excluding voyage costs discussed above, increased from $10.6 million in the first quarter of 2001 to $11.2 million in the first quarter of 2002, an increase of $0.6 million or 6 percent. Crew costs increased in the first quarter of 2002 as a result of seagoing salary increases which took effect in 2002. Routine maintenance increased in the first quarter of 2002 compared to the first quarter of 2001 as a result of a higher level of vessel maintenance. Other maintenance expenses decreased due to the extensive renewals and refurbishments that occur during the rebuilding of the single-hulled barges to double- hulled barges.

Operating income increased as a result of the aforementioned changes in revenue and expenses.


Other income in the first quarter of 2002 was $0.2 million compared to other income in the first quarter of 2001 of $1.0 million. Other income is made up primarily of interest income. Interest income decreased due to a lower amount of cash invested in the first quarter of 2002 compared to the first quarter of 2001. The decrease in the average cash balance is primarily the result of the refinancing discussed below.

Interest expense in the first quarter of 2002 of $0.8 million decreased compared to $1.6 million in the first quarter of 2001 as a result of the refinancing of debt that took place in the fourth quarter of 2001. The new debt has a variable interest rate, which was lower than the fixed interest rate of 9.25 percent on most of the previously held debt and therefore resulted in decreased interest expense when compared to the first quarter of 2001.

Net income for the first quarter of 2002 increased compared to the first quarter of 2001 due to the aforementioned changes in revenue and expenses.

Liquidity and Capital Resources

For the three months ended March 31, 2002, funds provided by operating activities were sufficient to meet debt service obligations and loan agreement restrictions, to make capital acquisitions and improvements and to allow Maritrans Inc. to pay a dividend in the current quarter. While dividends have been made quarterly in each of the last three years, there can be no assurances that the dividend will continue. The ratio of total debt to capitalization is ..49:1 at March 31, 2002.

Management believes funds provided by operating activities, augmented by the Company's Credit Facility, described below, and investing activities, will be sufficient to finance operations, anticipated capital expenditures, lease payments and required debt repayments in the foreseeable future.

On February 9, 1999, the Board of Directors authorized a share buyback program for the acquisition of up to one million shares of the Company's common stock, which represented approximately 8 percent of the 12.1 million shares outstanding at that time. In February 2000 and again in February 2001, the Board of Directors authorized the acquisition of an additional one million shares in the program. The total authorized shares under the buyback program are three million. As of March 31, 2002, 2,398,700 shares had been purchased under the plan and financed by internally generated funds. The Company intends to hold the majority of the shares as treasury stock; although some shares will be used for employee compensation plans and others may be used for acquisition currency and/or other corporate purposes.

In August 2000, the Company awarded a contract to rebuild a third large single hull barge, the OCEAN CITIES, to a double hull configuration. In February 2002, this vessel was completed and put back into service as the MARITRANS 252. The total cost of the rebuild was $16.3 million. The Company financed this project from internally generated funds.

In September 2001, the Company awarded a contract to rebuild a fourth large single hull barge, the OCEAN 250, to a double hull configuration, which is expected to have a total cost of approximately $16.0 million. As of March 31, 2002, $5.8 million has been paid to the shipyard contractor for prefabrication and other advance design work. The Company has financed, and expects to continue the financing of, this project from internally generated funds.

In October 2001, the Company repaid $33.0 million of its long-term debt in advance of its due date. The Company recorded an extraordinary charge of approximately $2.5 million, net of taxes, or approximately $0.24 per share, in prepayment penalties and the write-off of unamortized financing costs in the fourth quarter of 2001 as a result of the repayment.

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

Debt Obligations and Borrowing Facility
In November 2001, the Company entered into an $85 million credit and security agreement ("Credit Facility") with Citizens Bank (formerly Mellon Bank N.A.) and a syndicate of other financial institutions ("Lenders"). Pursuant to the terms of the Credit Facility, the Company can borrow up to $45 million of term loans and up to $40 million under a revolving credit facility. Interest is variable based on either the LIBOR rate or prime rate plus an applicable margin (as defined). Principal payments on the term loans are required on a quarterly basis beginning in April 2002. The Credit Facility expires in January 2007. The Company has granted first preferred ship mortgages and a first security interest in the vessels and other collateral to the Lenders as a guarantee of the debt. At March 31, 2002, there was $45 million of term loans outstanding under the Credit Facility and $19 million outstanding under the revolving line of credit.

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

In June 2001, the AICPA issued an Exposure Draft on a Proposed Statement of Position regarding Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment. The Proposed Statement, if issued, would require the Company to modify its accounting policy for maintenance and repairs. Such costs would no longer be accrued in advance of performing the related maintenance and repairs; rather, the Proposed Statement would require these costs to be capitalized and amortized over their estimated useful life. The Company has not yet quantified the impact of adopting this new pronouncement on its financial statements; however, the Company's preliminary assessment is that the adoption of this pronouncement would increase the recorded value of vessels and equipment and stockholders' equity of the Company.

Impact of Recent Accounting Pronouncements
In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to the annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted the new rules on accounting for goodwill and other intangible assets on January 1, 2002. The Company is in the process of performing the first of the required impairment tests of goodwill and the Company does not believe that there will be an impairment of goodwill.

Part II:  OTHER INFORMATION

ITEM 1.   Legal Proceedings
          In 1996, Maritrans filed suit against the United States government under the Fifth Amendment to the U.S. Constitution for "taking" Maritrans' tank barges without just compensation. The Fifth Amendment specifically prohibits the United States government from taking private property for public use without just compensation. Maritrans asserts that its vessels were taken by Section 4115 of OPA, which prohibits all existing single-hull tank vessels from operating in U.S. waters under a retirement schedule that began January 1, 1995, and ends on January 1, 2015. This OPA provision will force Maritrans to remove its single-hull barges from service commencing on January 1, 2005 or rebuild them, thus depriving the Company of their continued use for a significant portion of their remaining economic lives. In December 2001, the United States Court of Federal Claims ruled that the OPA double hull requirement did not constitute a taking of Maritrans' vessels. The Company is currently appealing the decision.


ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------
(a)       Exhibits
          None.
(b)       Reports on Form 8-K
          No reports on Form 8-K were filed in the quarter ended March 31, 2002.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 MARITRANS INC.
                                  (Registrant)




By:      /s/ Walter T. Bromfield                      Dated: May 10, 2002
     -------------------------------
            Walter T. Bromfield
          Chief Financial Officer
       (Principal Financial Officer)







By:    /s/ Judith M. Cortina                          Dated: May 10, 2002
     -------------------------------
         Judith M. Cortina
              Controller
     (Principal Accounting Officer)