Form 10-Q
period 2002-06-30
MARITRANS INC /DE/
filed 2002-08-14
CIK 810113

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

(Mark One)

 X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---
      Exchange Act of 1934

For the Quarterly Period ended June 30, 2002
                               -------------

                                       or

___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from ______ to

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

                                    Yes  X  No
                                        ---

       Common Stock $.01 par value, 8,194,576 shares outstanding as of August 9, 2002

                                 MARITRANS INC.
                                      INDEX

                                                                                                       Page
                                                                                                       ----
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets - June 30, 2002 and December 31, 2001                  3

            Condensed Consolidated Statements of Income - Three months ended June 30, 2002
              and 2001                                                                                   4

            Condensed Consolidated Statements of Income - Six months ended June 30, 2002
              and 2001                                                                                   5

            Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2002
              and 2001                                                                                   6

            Notes to Condensed Consolidated Financial Statements                                         7

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations       10

Item 3.     Qualitative and Quantitative Disclosures About Market Risk                                  18

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                                           19

Item 4.     Submission of Matters to a Vote of Security Holders                                         19

Item 6.     Exhibits and Reports on Form 8-K                                                            20

SIGNATURES                                                                                              21

                          PART I: FINANCIAL INFORMATION

                                 MARITRANS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ($000)

                                                                      June 30,             December 31,
                                                                       2002                   2001
                                                                  ---------------------------------------
                                                                    (Unaudited)             (Note 1)
ASSETS

Current assets:
     Cash and cash equivalents                                       $   1,658              $   3,558
     Trade accounts receivable                                           8,701                  8,703
     Other accounts receivable                                           4,016                  3,620
     Inventories                                                         2,684                  2,453
     Deferred income tax benefit                                         7,258                  7,258
     Prepaid expenses                                                    2,958                  2,659
                                                                     ---------              ---------
          Total current assets                                          27,275                 28,251

Vessels and equipment                                                  319,546                307,540
     Less accumulated depreciation                                     153,116                144,223
                                                                     ---------              ---------
          Net vessels and equipment                                    166,430                163,317

Note receivable                                                          4,026                  4,271
Goodwill                                                                 2,863                  2,863
Other                                                                    1,273                  1,725
                                                                     ---------              ---------
          Total assets                                               $ 201,867              $ 200,427
                                                                     =========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Debt due within one year                                        $   5,250              $  10,738
     Trade accounts payable                                              1,983                    681
     Accrued shipyard costs                                              4,099                  6,370
     Accrued wages and benefits                                          3,001                  2,098
     Other accrued liabilities                                           5,431                  2,353
                                                                     ---------              ---------
          Total current liabilities                                     19,764                 22,240

Long-term debt                                                          59,500                 32,250
Deferred shipyard costs                                                  6,149                  9,555
Other liabilities                                                        3,715                  3,527
Deferred income taxes                                                   44,791                 44,791

Stockholders' equity:
     Common stock                                                          135                    133
     Capital in excess of par value                                     81,034                 79,781
     Retained earnings                                                  34,060                 29,983
     Unearned compensation                                              (1,100)                  (855)
     Less: Cost of shares held in treasury                             (46,181)               (20,978)
                                                                     ---------              ---------
          Total stockholders' equity                                    67,948                 88,064
                                                                     ---------              ---------
          Total liabilities and stockholders' equity                 $ 201,867              $ 200,427
                                                                     =========              =========

     See notes to financial statements.

                                 MARITRANS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                        ($000, except per share amounts)

                                                      April 1 to                April 1 to
                                                     June 30, 2002            June 30, 2001
                                                 --------------------------------------------
Revenues                                               $32,468                   $31,834

Costs and expenses:
  Operation expense                                     17,287                    16,325
  Maintenance expense                                    3,634                     3,780
  General and administrative                             2,058                     1,911
  Depreciation and amortization                          4,751                     4,482
                                                       -------                   -------

  Total operating expense                               27,730                    26,498
                                                       -------                   -------

Operating income                                         4,738                     5,336

Interest expense                                          (555)                   (1,392)
Other income                                               232                       820
                                                       -------                   -------

Income before income taxes                               4,415                     4,764

Income tax provision                                     1,656                     1,810
                                                       -------                   -------

Net income                                             $ 2,759                   $ 2,954
                                                       =======                   =======

Basic earnings per share                               $  0.35                   $  0.29
Diluted earnings per share                             $  0.32                   $  0.28
Dividends declared per share                           $  0.10                   $  0.10

See notes to financial statements.

                                 MARITRANS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                        ($000, except per share amounts)

                                            January 1 to         January 1 to
                                           June 30, 2002        June 30, 2001
                                           ----------------------------------

Revenues                                   $      63,791        $      63,401

Costs and expenses:
  Operation expense                               32,919               32,966
  Maintenance expense                              7,458                7,488
  General and administrative                       3,993                3,801
  Depreciation and amortization                    9,372                8,913
                                           -------------        -------------

  Total operating expense                         53,742               53,168
                                           -------------        -------------

Operating income                                  10,049               10,233

Interest expense                                  (1,361)              (2,987)
Other income, net                                    458                1,809
                                           -------------        -------------

Income before income taxes                         9,146                9,055

Income tax provision                               3,430                3,441
                                           -------------        -------------

Net income                                 $       5,716        $       5,614
                                           =============        =============

Basic earnings per share                   $        0.70        $        0.55
Diluted earnings per share                 $        0.64        $        0.52
Dividends declared per share               $        0.20        $        0.20

See notes to financial statements.

                                 MARITRANS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                     ($000)

                                                                                            Six Months Ended June 30,
                                                                                          2002                 2001
                                                                                    -------------------------------------
Cash flows from operating activities:
     Net income                                                                         $  5,716             $  5,614
     Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
          Depreciation and amortization                                                    9,372                8,913
          Stock compensation                                                                  76                  311
          Changes in receivables, inventories and prepaid expenses                          (924)                (406)
          Changes in current liabilities, other than debt                                  3,012               (4,427)
          Non-current changes, net                                                        (3,041)              (1,756)
          (Gain) loss on sale of fixed assets                                                  -                 (172)
                                                                                        --------             --------
                                                                                           8,495                2,463
                                                                                        --------             --------

          Net cash provided by operating activities                                       14,211                8,077

Cash flows from investing activities:
     Release of cash and cash equivalents - restricted                                         -                9,043
     Collections on notes receivable                                                         520                  233
     Cash proceeds from sale of equipment                                                      -                  175
     Purchase of vessels and equipment                                                   (12,485)              (3,177)
                                                                                        --------             --------

          Net cash provided by (used in) investing activities                            (11,965)               6,274
                                                                                        --------             --------

Cash flows from financing activities:
     Borrowings under long term debt                                                       9,000                    -
     Payment of long-term debt                                                            (8,238)             (13,180)
     Net borrowings under revolving credit facilities                                     21,000                    -
     Purchase of treasury stock                                                          (25,147)              (5,826)
     Proceeds from exercise of stock options                                                 879                    4
     Dividends declared and paid                                                          (1,640)              (2,113)
                                                                                        --------             --------

          Net cash used in financing activities                                           (4,146)             (21,115)
                                                                                        --------             --------

Net decrease in cash and cash equivalents                                                 (1,900)              (6,764)
Cash and cash equivalents at beginning of period                                           3,558               36,598
                                                                                        --------             --------

Cash and cash equivalents at end of period                                              $  1,658             $ 29,834
                                                                                        ========             ========

     See notes to financial statements

                                 MARITRANS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

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

2.   Earnings per Common Share

     The following data shows the amounts used in computing basic and diluted earnings per share ("EPS"):


                                                     Three Months Ended              Six Months Ended
                                                          June 30,                       June 30,
                                                    2002            2001            2002           2001
                                                    ----            ----            ----           ----
                                                           (000's)                       (000's)
     Income available to common stockholders
       used in basic EPS                          $  2,759        $  2,954        $ 5,716        $ 5,614

     Weighted average number of common
       shares used in basic EPS                      7,889          10,023          8,205         10,175

     Effect of dilutive securities:
       Stock options and restricted shares             699             537            678            598

     Weighted number of common shares
       and dilutive potential common
       stock used in diluted EPS                     8,588          10,560          8,883         10,773

3.   Income Taxes

     The Company's effective tax rate differs from the federal statutory rate due primarily to state income taxes and certain nondeductible items.

4.   Share Buyback Program

     On February 9, 1999, the Board of Directors authorized a share buyback program for the acquisition of up to one million shares of the Company's common stock. In February 2000 and again in February 2001, the Board of Directors authorized the acquisition of an additional one million shares in the program. The total authorized shares under the program is three million. As of June 30, 2002, 2,398,700 shares have been repurchased under the plan and were financed from internally generated funds, leaving 601,300 shares authorized for repurchase.

5.   Tender Offer

     In December 2001, the Company announced a self-tender offer (the "Offer") to purchase up to 2,000,000 shares of its common stock. On January 18, 2002, the Offer closed, and the Company subsequently purchased 2,176,296 shares of common stock for a purchase price of $11.50 per share, or approximately $25.0 million, on January 29, 2002. The purchase price was funded through borrowings under the Company's Credit Facility (as defined in Item II).

6.   Impact of Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill is no longer amortized but is subject to the annual impairment tests in accordance with the Statements. Other intangible assets continue to be amortized over their useful lives. The Company adopted the new rules on accounting for goodwill and other intangible assets on January 1, 2002. A reconciliation of net income for the three and six months ended June 30, 2001 had goodwill not been amortized pursuant to FASB No. 142 is as follows:

                                                         Three Months Ended    Six Months Ended
                                                           June 30, 2001         June 30, 2001
                                                           -------------         -------------
                                                                          ($000)

          Net income as reported                              $2,954                $5,614
          Elimination of goodwill amortization                    70                   140
                                                              ------                ------
          Adjusted net income                                 $3,024                $5,754
                                                              ======                ======
          Adjusted basic earnings per share                   $  .30                $  .57
                                                              ======                ======
          Adjusted diluted earnings per share                 $  .29                $  .53
                                                              ======                ======

     The Company has completed the first of the required impairment tests of goodwill as of January 1, 2002 and the Company has concluded that there is no impairment of goodwill recorded on the accompanying balance sheet.

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

The forward-looking statements included in this 10-Q relate to future events or the Company's future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "seem," "should," "believe," "future," "potential," "estimate," "offer," "opportunity," "quality," "growth," "expect," "intend," "plan," "focus," "through," "strategy," "provide," "meet," "allow," "represent," "commitment," "create," "implement," "result," "seek," "increase," "establish," "work," "perform," "make," "continue," "can," "will," "include," or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on the Company's current plans or assessments that are believed to be reasonable as of the date of this 10-Q. Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecasted, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the factors outlined in this 10-Q, changes in oil companies' operating and sourcing decisions, competition for marine transportation, domestic oil consumption, the continuation of federal law restricting United States point-to-point maritime shipping to U.S. vessels (the Jones Act), demand for petroleum products, future spot market rates, out of service time for vessel maintenance, increased expenses due to regulatory and customer requirements, changes in interest rates, the effect of terrorists activities and the general financial, economic, environmental and regulatory conditions affecting the oil and marine transportation industry in general. Given such uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. These factors may cause the Company's actual results to differ materially from any forward-looking statement.

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

Results of Operations

Time Charter Equivalent ("TCE") is a commonly used industry measure where direct voyage costs are deducted from revenue. Maritrans enters into various types of charters, some of which involve the customer paying substantially all voyage costs, while other types of charters involve Maritrans paying some or substantially all of the voyage costs. The Company monitors the TCE basis because it essentially nets the voyage costs and voyage revenue to yield a measure that is comparable between periods regardless of the types of charters utilized. The Company began reporting on the TCE basis in the first quarter of 2002. For comparison purposes, the following table lists the TCE revenue for all quarters in 2002 and 2001:

                              6/30/02    3/31/02    12/31/01    9/30/01    6/30/01    3/31/01
                              -------    -------    --------    -------    -------    -------
Voyage revenue                $32,468    $31,323     $31,716    $28,276    $31,826    $31,558
Voyage costs                    4,970      4,381       4,803      4,995      5,707      5,997
                              -------    -------     -------    -------    -------    -------
Time Charter Equivalent       $27,498    $26,942     $26,913    $23,281    $26,119    $25,561
                              =======    =======     =======    =======    =======    =======


Three Month Comparison

TCE revenue for the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001 is as follows:

                                      6/30/02     6/30/01
                                      -------     -------

Voyage revenue                        $32,468     $31,826
Voyage costs                            4,970       5,707
                                      -------     -------
Time Charter Equivalent               $27,498     $26,119
                                      =======     =======

TCE revenue increased from $26.1 million in the second quarter of 2002 to $27.5 million, or 5 percent, over the comparable quarter in 2001. Vessel utilization, as measured by revenue days divided by calendar days available, decreased from 87.1 percent in the second quarter of 2001 to 82.6 percent in the second quarter of 2002. Utilization decreased due to more vessel out of service time in the second quarter of 2002 compared to the second quarter of 2001 as a result of vessel maintenance and the OCEAN 250 rebuild. In late May 2002, the OCEAN 250 went out of service for her double hull rebuild and is scheduled to re-enter service in the fourth quarter 2002.

Term contract rates renewed with customers in 2001 were renewed at higher levels than those experienced in 2000 on long-term contracts. The increase in these rates resulted from a more stable supply/demand relationship in the Jones Act trade. These rate increases had a positive impact on the second quarter of 2002 revenue. Spot market rates were significantly lower in the second quarter of 2002 than the same period in 2001 due to high gasoline inventories and a decreased demand for jet fuel. The Company believes the spot market continues to be weak due to the decrease in demand for distillate, particularly jet fuel, and to an increase in the amount of gasoline imported into the United States, which results in less demand for the Company's services. The Company currently expects spot rates to continue to be depressed for the remainder of 2002. Barrels of cargo transported decreased from 48.9 million in the second quarter of 2001 to
43.3 million in the second quarter of 2002, due to decreases in demand and utilization during the quarter (as discussed above).

Voyage costs decreased from $5.7 million in the second quarter of 2001 to $5.0 million in the second quarter of 2002, a decrease of $0.7 million or 12 percent. The primary decrease in voyage costs was in fuel costs, which resulted from the downturn in the economy in the later part of 2001. The average price per gallon of fuel decreased approximately 14 percent compared to the same quarter in 2001.

Operating expenses, excluding voyage costs discussed above, increased from $10.6 million in the second quarter of 2001 to $12.3 million in the second quarter of 2002, an increase of $1.7 million or 16 percent. Insurance costs increased in the second quarter of 2002 compared to the second quarter of 2001 as the result of increased premiums charged by the insurance companies on policies renewed and to additional incidents in the current quarter. Charter hire expense increased in the second quarter of 2002 compared to the second quarter of 2001 as the result of the Company chartering in equipment from third parties to replace a tug/barge unit that was out of service for scheduled maintenance. In the second quarter of 2002, the Company engaged in a synthetic rope replacement program for most of the tugboats, resulting in an increase in supplies expense compared to the second quarter of 2001. Routine maintenance expenses incurred during voyages and in port have declined in the second quarter of 2002 compared to the second quarter of 2001, while expenditure levels for maintenance incurred in shipyards has increased. This reflects efforts being made to meet increased regulatory and customer vetting requirements. These expenses are expected to continue to increase and result in higher maintenance accruals in 2002 compared to 2001. Professional fees increased in the second quarter 2002 compared to the second quarter 2001 for consulting fees incurred to review port security and other security issues. Seagoing salary increases, which took effect early in 2002, increased crew costs in the second quarter of 2002 compared to the second quarter of 2001.

General and administrative fees increased due to increased professional fees including higher litigation costs in the second quarter 2002 compared to the second quarter 2001. These litigation costs arose from both immaterial litigation arising in the ordinary course of business and the proceedings described in Part II Item I of this Form 10-Q.

Operating income decreased as a result of the aforementioned changes in revenue and expenses.

Interest expense in the second quarter of 2002 of $0.6 million decreased compared to $1.4 million in the second quarter of 2001 as a result of the refinancing of debt that took place in the fourth quarter of 2001. The new debt has a variable interest rate, which is lower than the fixed interest rate of
9.25 percent on most of the previously held debt and therefore resulted in decreased interest expense when compared to the second quarter of 2001.

Other income in the second quarter of 2002 was $0.2 million compared to other income in the second quarter of 2001 of $0.8 million. Other income is made up primarily of interest income. Interest income decreased due to a lower amount of cash invested in the second quarter of 2002 compared to the second quarter of 2001. The decrease in the average cash balance is primarily the result of the debt refinancing discussed above.

Net income for the quarter ended June 30, 2002 decreased compared to the quarter ended June 30, 2001 due to the aforementioned changes in revenue and expenses.

Six Month Comparison

TCE revenue for the six months ended June 30, 2002 compared to the six months ended June 30, 2001 is as follows:

                                     6/30/02       6/30/01
                                     -------       -------

Voyage revenue                       $63,791       $63,384
Voyage costs                           9,351        11,704
                                     -------       -------
Time Charter Equivalent              $54,440       $51,680
                                     =======       =======

TCE revenue increased from $51.7 million in the six months ended June 30, 2001 to $54.4 million in the six months ended June 30, 2002, or 5 percent. Vessel utilization, as measured by revenue days divided by calendar days available, decreased from 87.4 percent in the six months ended June 30, 2001 to 82.8 percent in the six months ended June 30, 2002. Utilization decreased due to more vessel out of service time in the six months ended June 30, 2002 compared to the six months ended June 30, 2001 as a result of vessel maintenance and the OCEAN 250 rebuild. In late May 2002, the OCEAN 250 went out of service for her double hull rebuild and is scheduled to re-enter service in the fourth quarter 2002.

Term contract rates renewed with customers in 2001 were renewed at higher levels than those experienced in 2000 on long-term contracts. The increase in these rates resulted from a more stable supply/demand relationship in the Jones Act trade. These rate increases had a positive impact on 2002 revenue. Spot market rates were significantly lower in the six months ended June 30, 2002 than in the same period in 2001 due to high gasoline inventories and a decreased demand for jet fuel. In addition, warm weather in the Northeast reduced the demand for heating oil. The Company believes the spot market continues to be weak due to the decrease in demand for distillate, particularly jet fuel, and to an increase in the amount of gasoline imported into the United States, which results in less demand for the Company's services. The Company currently expects spot rates to continue to be depressed in the remainder of 2002. Barrels of cargo transported decreased from 95.1 million in the six months ended June 30, 2001 to 86.2 million in the six months ended June 30, 2002, due to decreases in demand and utilization (as discussed above).

Voyage costs decreased from $11.7 million in the six months ended June 30, 2001 to $9.4 million in the six months ended June 30, 2002, a decrease of $2.3 million or 20 percent. The primary decrease in voyage costs was in fuel costs, which resulted from the downturn in the economy in the later part of 2001. The average price per gallon of fuel decreased approximately 28 percent compared to the same six months in 2001. Slightly offsetting the decrease in fuel costs, was an increase in port charges. During the first quarter of 2002, one of the Company's tankers made numerous trips through the Panama Canal, which resulted in increased port charges.

Operating expenses, excluding voyage costs discussed above, increased from $21.3 million in the six months ended June 30, 2001 to $23.6 million in the six month ended June 30, 2002, an increase of $2.3 million or 11 percent. Insurance costs increased in the six months ended June 30, 2002 compared to the six months ended June 30, 2001 as the result of increased premiums charged by the insurance companies on policies renewed and to additional incidents in the current year. Charter hire expense increased in the six months ended June 30, 2002 compared to the six months ended June 30, 2001 as the result of the Company chartering in equipment in the second quarter of 2002 from third parties to replace a tug/barge that was out of service for scheduled maintenance. In the six months ended June 30, 2002, the Company engaged in a synthetic rope replacement program for most of the tugboats resulting in an increase in supplies expense compared to the same period in 2001. Routine maintenance expenses incurred during voyages and in port have declined in the six months ended June 30, 2002 compared to the six months ended June 30, 2001, while expenditure levels for maintenance incurred in shipyards has increased. This reflects efforts being made to meet increased regulatory and customer vetting requirements. These expenses are expected to continue to increase and result in higher maintenance accruals in 2002 compared to 2001. Professional fees increased in the six months ended June 30, 2002 compared to the six months ended June 30, 2001 for consulting fees incurred to review port security and other security issues. Seagoing salary increases, which took effect early in 2002, increased crew costs in the six months ended June 30, 2002 compared to the six month ended June 30, 2001.

General and administrative fees increased due to increased professional fees including higher litigation costs in the six months ended June 30, 2002 compared to the six months ended June 30, 2001. These litigation costs arose from both immaterial litigation arising in the ordinary course of business and the proceedings described in Part II Item I of this Form 10-Q.

Operating income decreased as a result of the aforementioned changes in revenue and expenses.

Interest expense in the six months ended June 30, 2002 of $1.4 million decreased compared to $3.0 million in the six months ended June 30, 2001 as a result of the refinancing of debt that took place in the fourth quarter of 2001. The new debt has a variable interest rate, which is lower than the fixed interest rate of 9.25 percent on most of the previously held debt and therefore resulted in decreased interest expense when compared to the same period in 2001.

Other income in the six months ended June 30, 2002 was $0.5 million compared to other income in the six months ended June 30, 2001 of $1.8 million. Other income is made up primarily of interest income. Interest income decreased due to a lower amount of cash invested in the first half of 2002 compared to the first half of 2001. The decrease in the average cash balance is primarily the result of the debt refinancing discussed above.

Net income for the six months ended June 30, 2002 increased compared to the six months ended June 30, 2001 due to the aforementioned changes in revenue and expenses.

Liquidity and Capital Resources

For the six months ended June 30, 2002, net cash provided by operating activities was $14.2 million. These funds, augmented by the Company's Credit Facility, were sufficient to meet debt service obligations and loan agreement restrictions, to make capital acquisitions and improvements and to allow Maritrans Inc. to pay a dividend in the current quarter. Management believes funds provided by operating activities, augmented by the Company's Credit Facility, described below, and investing activities, will be sufficient to finance operations, anticipated capital expenditures, lease payments and required debt repayments in the foreseeable future. While dividends have been made quarterly in each of the last three years, there can be no assurances that the dividend will continue. The ratio of total debt to capitalization is .49:1 at June 30, 2002.

On February 9, 1999, the Board of Directors authorized a share buyback program for the acquisition of up to one million shares of the Company's common stock, which represented approximately 8 percent of the 12.1 million shares outstanding at that time. In February 2000 and again in February 2001, the Board of Directors authorized the acquisition of an additional one million shares in the program. The total authorized shares under the buyback program is three million. As of June 30, 2002, 2,398,700 shares had been purchased under the plan and financed by internally generated funds. The Company intends to hold the majority of the repurchased shares as treasury stock; although some shares will be used for employee compensation plans and others may be used for acquisition currency and/or other corporate purposes.

In August 2000, the Company awarded a contract to rebuild a third large single hull barge, the OCEAN CITIES, to a double hull configuration. In February 2002, this vessel was completed and put back into service as the MARITRANS 252. The total cost of the rebuild and other improvements made while in the shipyard was $17.5 million. The Company financed this project from internally generated funds.

In September 2001, the Company awarded a contract to rebuild a fourth large single hull barge, the OCEAN 250, to a double hull configuration. The Company expects the total cost of the rebuild and other improvements will be approximately $18.0 million. As of June 30, 2002, $8.2 million has been paid to the shipyard contractor for prefabrication and other advance design work. The Company has financed, and expects to continue the financing of, this project from a combination of internally generated funds and borrowings under the Company's Credit Facility.

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

In July 2002, the Company received a $0.5 million litigation award that will be recorded as other income in the third quarter. Also, in July, the Company entered into an agreement to sell property not currently used in operations, which would result in an after tax gain of approximately $0.8 million. There are various closing conditions that need to be met before this sale is completed, therefore it will be recorded in other income in the period the transaction is consummated.

Debt Obligations and Borrowing Facility

In November 2001, the Company entered into an $85 million credit and security agreement ("Credit Facility") with Citizens Bank (formerly Mellon Bank N.A.) and a syndicate of other financial institutions ("Lenders"). Pursuant to the terms of the Credit Facility, the Company can borrow up to $45 million of term loans and up to $40 million under a revolving credit facility. Interest is variable based on either the LIBOR rate or prime rate plus an applicable margin (as defined in the loan documents). Principal payments on the term loans are required on a quarterly basis. The Credit Facility expires in January 2007. The Company has granted first preferred ship mortgages and a first security interest in certain vessels and other collateral to the Lenders as a guarantee of the debt. At June 30, 2002, there was $43.8 million of term loans outstanding under the Credit Facility and $21 million outstanding under the revolving Credit Facility.

Critical Accounting Policies

Accounting policies that management believes are most critical to the Company's financial condition and operating results pertain to the valuation of accounts receivable, notes receivable, goodwill and the accrual for maintenance and repairs (discussed below). In developing estimates management considered available information and used judgment.

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

In June 2001, the AICPA issued an Exposure Draft on a Proposed Statement of Position regarding Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment. The Proposed Statement, if issued, would require the Company to modify its accounting policy for maintenance and repairs. Such costs would no longer be accrued in advance of performing the related maintenance and repairs; rather, the Proposed Statement would require these costs to be capitalized and amortized over their estimated useful life. The Company has not yet quantified the impact of adopting this Proposed Statement on its financial statements; however, the Company's preliminary assessment is that the adoption of this pronouncement would increase the recorded value of vessels and equipment and stockholders' equity of the Company.

Impact of Recent Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Intangible Assets" as of January 1, 2002. SFAS No. 142 provides that goodwill and intangible assets with indefinite lives will not be amortized. As such, the Company did not record goodwill amortization for the three months and six months ended June 30, 2002. Rather, the Company performed an impairment test on its net carrying value as of January 1, 2002, its initial test, as required by SFAS No. 142. The Company was not required to record an impairment charge based on its test. The test required estimates, assumptions and judgments and results could be materially different if different estimates, assumptions and judgments had been used.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risk to which the Company is exposed is a change in interest rates on debt instruments. The Company manages its exposure to changes in interest rate fluctuations by optimizing the use of fixed and variable rate debt. The table below presents principal cash flows and the related interest rates by year of maturity. Variable interest rates disclosed fluctuate with the LIBOR and federal fund rates and represent the weighted average rate at June 30, 2002.

EXPECTED YEARS OF MATURITY

(Dollars in $000's)

                                          2002*     2003     2004     2005       2006        2007      Total
                                          ----      ----     ----     ----       ----        ----      -----
Long-term debt, including current
   portion:
Variable rate                            2,500     5,750    7,500   11,000     13,500      24,500     64,750
Average interest rate (%)                 3.99      3.99     3.99     3.99       3.99        3.99

*for the period July 1, 2002 to December 31, 2002.

Part II: OTHER INFORMATION

ITEM 1.   Legal Proceedings

          In 1996, Maritrans filed suit against the United States government under the Fifth Amendment to the U.S. Constitution for "taking" Maritrans' tank barges without just compensation. The Fifth Amendment specifically prohibits the United States government from taking private property for public use without just compensation. Maritrans asserts that its vessels were taken by Section 4115 of the Oil Pollution Act of 1990 ("OPA"), which prohibits all existing single-hull tank vessels from operating in U.S. waters under a retirement schedule that began January 1, 1995, and ends on January 1, 2015. This provision will force Maritrans to remove its single-hull barges from service commencing on January 1, 2005 or rebuild them, thus depriving the Company of their continued use for a significant portion of their remaining economic lives. In December 2001, the United States Court of Federal Claims ruled that the OPA double hull requirement did not constitute a taking of Maritrans' vessels. The Company is currently appealing the decision.

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

ITEM 4.   Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Stockholders of the Company (the "Meeting") was held on May 14, 2002. At the Meeting, the following nominees were re-elected as directors of the Company to serve until the Annual Meeting of Stockholders in 2005 and until their successors shall have been elected and qualified and received the votes set forth after their names below:

          Name of Nominee                For             Against
          ---------------                ---             -------
          Dr. Craig E. Dorman         7,152,840          289,980
          Mr. Brent A. Stienecker     7,152,840          289,980

          The terms of office of the following directors continued after the meeting in accordance with the Company's Certificate of Incorporation:
          Mr. Stephen A. Van Dyck, Dr. Robert E. Boni, Mr. Fred Haab and Mr. Robert J. Lichtenstein.

ITEM 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

          99.1 - Certification of Chief Executive Officer
          99.2 - Certification of Chief Financial Officer

(b)       Reports on Form 8-K

          On June 27, 2002, Maritrans Inc. filed a report on Form 8-K. In that Form 8-K under Item 5 "Other Events", the Company reported on the adoption of a new shareholder rights plan to be effective August 1, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 MARITRANS INC.
                                  (Registrant)


By:   /s/ Walter T. Bromfield                            Dated: August 14, 2002
   -------------------------------
          Walter T. Bromfield
        Chief Financial Officer
     (Principal Financial Officer)


By:   /s/ Judith M. Cortina                              Dated: August 14, 2002
   -------------------------------
          Judith M. Cortina
              Controller
    (Principal Accounting Officer)