Form 10-Q
period 2002-09-30
MARITRANS INC /DE/
filed 2002-11-12
CIK 810113

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

(Mark One)

 X       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934

For the Quarterly Period ended September 30, 2002
                               ------------------

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

Common Stock $.01 par value, 8,136,023 shares outstanding as of November 8, 2002

                                 MARITRANS INC.
                                      INDEX



                                                                            Page
                                                                            ----

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets - September 30, 2002
                 and December 31, 2001                                        3

               Condensed Consolidated Statements of Income - Three months
                 ended September 30, 2002 and 2001                            4

               Condensed Consolidated Statements of Income - Nine months
                 ended September 30, 2002 and 2001                            5

               Condensed Consolidated Statements of Cash Flows - Nine months
                ended September 30, 2002 and 2001                             6

               Notes to Condensed Consolidated Financial                      7

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                     10

Item 3.        Qualitative and Quantitative Disclosures About Market Risk    18

Item 4.        Controls and Procedures                                       18


PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                             19

Item 6.        Exhibits and Reports on Form 8-K                              20


SIGNATURES                                                                   21

OFFICERS CERTIFICATIONS                                                      22

                          PART I: FINANCIAL INFORMATION

                                 MARITRANS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ($000)

                                                                             September 30,          December 31,
                                                                                 2002                   2001
                                                                             -------------          ------------
                                                                              (Unaudited)             (Note 1)
ASSETS

Current assets:
     Cash and cash equivalents                                               $   1,991                 $  3,558
     Trade accounts receivable                                                   5,553                    8,703
     Other accounts receivable                                                   3,668                    3,620
     Inventories                                                                 2,765                    2,453
     Deferred income tax benefit                                                 7,258                    7,258
     Prepaid expenses                                                            5,133                    2,659
                                                                              --------                 --------
          Total current assets                                                  26,368                   28,251

Vessels and equipment                                                          330,491                  307,540
     Less accumulated depreciation                                             157,886                  144,223
                                                                              --------                 --------
          Net vessels and equipment                                            172,605                  163,317

Note receivable                                                                  3,909                    4,271
Goodwill                                                                         2,863                    2,863
Other                                                                            1,132                    1,725
                                                                              --------                 --------
          Total assets                                                        $206,877                 $200,427
                                                                              ========                 ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Debt due within one year                                                 $  5,500                 $ 10,738
     Trade accounts payable                                                      2,911                      681
     Accrued shipyard costs                                                      3,870                    6,370
     Accrued wages and benefits                                                  3,080                    2,098
     Other accrued liabilities                                                   6,299                    2,353
                                                                              --------                 --------
          Total current liabilities                                             21,660                   22,240

Long-term debt                                                                  63,000                   32,250
Deferred shipyard costs                                                          5,805                    9,555
Other liabilities                                                                3,220                    3,527
Deferred income taxes                                                           44,791                   44,791

Stockholders' equity:
     Common stock                                                                  135                      133
     Capital in excess of par value                                             81,056                   79,781
     Retained earnings                                                          34,845                   29,983
     Unearned compensation                                                        (929)                    (855)
     Less: Cost of shares held in treasury                                     (46,706)                 (20,978)
                                                                              --------                 --------
         Total stockholders' equity                                             68,401                   88,064
                                                                              --------                 --------
         Total liabilities and stockholders' equity                           $206,877                 $200,427
                                                                              ========                 ========

See notes to financial statements.

                                 MARITRANS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                        ($000, except per share amounts)



                                                                             July 1 to                July 1 to
                                                                        September 30, 2002        September 30, 2001
                                                                        ------------------        ------------------
Revenues                                                                      $ 30,586                 $ 28,284

Costs and expenses:
    Operation expense                                                           16,310                   15,474
    Maintenance expense                                                          4,968                    4,036
    General and administrative                                                   1,937                    1,607
    Depreciation and amortization                                                4,771                    4,483
                                                                              --------                 --------

    Total operating expense                                                     27,986                   25,600
                                                                              --------                 --------

Operating income                                                                 2,600                    2,684

Interest expense                                                                  (627)                  (1,099)
Other income                                                                       726                      654
                                                                              --------                 --------

Income before income taxes                                                       2,699                    2,239

Income tax provision                                                             1,012                      817
                                                                              --------                 --------

Net income                                                                    $  1,687                 $  1,422
                                                                              ========                 ========

Basic earnings per share                                                      $   0.21                 $   0.14
Diluted earnings per share                                                    $   0.20                 $   0.14
Dividends declared per share                                                  $   0.11                 $   0.10

See notes to financial statements.

                                 MARITRANS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                        ($000, except per share amounts)



                                                                          January 1 to             January 1 to
                                                                       September 30, 2002       September 30, 2001
                                                                       ------------------       ------------------
Revenues                                                                      $ 94,377                 $ 91,685

Costs and expenses:
    Operation expense                                                           49,229                   48,440
    Maintenance expense                                                         12,426                   11,524
    General and administrative                                                   5,930                    5,408
    Depreciation and amortization                                               14,143                   13,396
                                                                              --------                 --------

    Total operating expense                                                     81,728                   78,768
                                                                              --------                 --------

Operating income                                                                12,649                   12,917

Interest expense                                                                (1,988)                  (4,086)
Other income                                                                     1,184                    2,463
                                                                              --------                 --------

Income before income taxes                                                      11,845                   11,294

Income tax provision                                                             4,442                    4,258
                                                                              --------                 --------

Net income                                                                    $  7,403                 $  7,036
                                                                              ========                 ========

Basic earnings per share                                                      $   0.91                 $   0.70
Diluted earnings per share                                                    $   0.85                 $   0.66
Dividends declared per share                                                  $   0.31                 $   0.30

See notes to financial statements.

                                 MARITRANS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                     ($000)

                                                                                          Nine Months Ended September 30,
                                                                                             2002                 2001
                                                                                          -------------------------------
Cash flows from operating activities:
     Net income                                                                          $   7,403             $   7,036
     Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
          Depreciation and amortization                                                     14,143                13,396
          Stock compensation                                                                   168                   448
          Changes in receivables, inventories and prepaid expenses                             316                  (382)
          Changes in current liabilities, other than debt                                    4,658                (2,785)
          Non-current changes, net                                                          (3,738)               (2,331)
          (Gain) loss on sale of fixed assets                                                    -                  (192)
                                                                                         ---------             ---------
                                                                                            15,547                 8,154
                                                                                         ---------             ---------

          Net cash provided by operating activities                                         22,950                15,190

Cash flows from investing activities:
     Release of cash and cash equivalents - restricted                                           -                13,500
     Collections on notes receivable                                                           636                   369
     Cash proceeds from sale of equipment                                                        -                   195
     Purchase of vessels and equipment                                                     (23,431)              (10,266)
                                                                                         ---------             ---------

          Net cash provided by (used in) investing activities                              (22,795)                3,798
                                                                                         ---------             ---------

Cash flows from financing activities:
     Borrowings under long term debt                                                         9,000                     -
     Payment of long-term debt                                                              (9,488)              (13,524)
     Net borrowings under revolving credit facilities                                       26,000                     -
     Purchase of treasury stock                                                            (25,571)               (6,808)
     Proceeds from exercise of stock options                                                   878                   298
     Dividends declared and paid                                                            (2,541)               (3,139)
                                                                                         ---------             ---------

          Net cash used in financing activities                                             (1,722)              (23,173)
                                                                                         ---------             ---------

Net decrease in cash and cash equivalents                                                   (1,567)               (4,185)
Cash and cash equivalents at beginning of period                                             3,558                36,598
                                                                                         ---------             ---------

Cash and cash equivalents at end of period                                               $   1,991             $  32,413
                                                                                         =========             =========

     See notes to financial statements

                                 MARITRANS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002



1.   Basis of Presentation/Organization
     Maritrans Inc. owns Maritrans Holdings Inc., Maritrans Business Services Inc. and Maritrans Transportation Inc.; which owns Maritrans Operating Company L.P., Maritrans General Partner Inc., Maritrans Tankers Inc., Maritrans Barge Co., and other Maritrans entities (collectively, the "Company"). These subsidiaries, directly and indirectly, own and operate oil tankers, tugboats and oceangoing petroleum tank barges principally used in the transportation of oil and related products along the Gulf and Atlantic coasts.

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

2.   Earnings per Common Share

     The following data shows the amounts used in computing basic and diluted earnings per share ("EPS"):

                                                                 Three Months Ended             Nine Months Ended
                                                                    September 30,                 September 30,
                                                                2002            2001            2002           2001
                                                                ----            ----            ----           ----
                                                                       (000's)                       (000's)
     Income available to common stockholders
          used in basic EPS                                    $  1,687        $  1,422        $ 7,403        $ 7,036

     Weighted average number of common
         shares used in basic EPS                                 7,931           9,955          8,113         10,101

     Effect of dilutive securities:
         Stock options and restricted shares                        582             543            646            580

     Weighted number of common shares
         and dilutive potential common
         stock used in diluted EPS                                8,513          10,498          8,759         10,681


3.   Income Taxes
     The Company's effective tax rate differs from the federal statutory rate due primarily to state income taxes and certain nondeductible items.

4.   Share Buyback Program
     On February 9, 1999, the Board of Directors authorized a share buyback program (the "Program") for the acquisition of up to one million shares of the Company's common stock. In February 2000 and again in February 2001, the Board of Directors authorized the acquisition of an additional one million shares in the Program. The total authorized shares under the Program is three million. As of September 30, 2002, 2,434,700 shares have been repurchased under the Program and were financed from internally generated funds, leaving 565,300 shares authorized for repurchase.

5.   Tender Offer
     In December 2001, the Company announced a self-tender offer (the "Offer") to purchase up to 2,000,000 shares of its common stock. On January 18, 2002, the Offer closed, and the Company subsequently purchased 2,176,296 shares of common stock for a purchase price of $11.50 per share, or approximately $25.0 million, on January 29, 2002. The purchase price was funded through borrowings under the Company's Credit Facility (as defined in Item 2).

6.   Adoption of Shareholder Rights Plan
     In 1993, Maritrans Inc. adopted a Shareholder Rights Plan, which expired on August 1, 2002. On June 26, 2002, the Board of Directors of Maritrans Inc. adopted a new Shareholder Rights Plan which became effective on August 1, 2002 and declared a dividend distribution of one Right for each outstanding share of Common Stock, $.01 par value of the Company to stockholders of record at the close of business on August 1, 2002. The new plan expires on August 1, 2012.

7.   Litigation Settlement
     In July 2002, the Company received a $0.5 million litigation award that was recorded as other income in the third quarter.

8.   Impact of Recent Accounting Pronouncements
     In September 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill is no longer amortized but is subject to the annual impairment tests in accordance with the Statements. Other intangible assets continue to be amortized over their useful lives. The Company adopted the new rules on accounting for goodwill and other intangible assets on January 1, 2002. A reconciliation of net income for the three and nine months ended September 30, 2001 had goodwill not been amortized pursuant to FASB No. 142 is as follows:


                                                                                    Three Months Ended        Nine Months Ended
                                                                                    September 30, 2001        September 30, 2001
                                                                                    ------------------        ------------------
                                                                                         ($000, except per share amounts)
         Net income as reported                                                             $1,422                   $7,036
         Elimination of goodwill amortization                                                   70                      210
                                                                                            ------                   ------
         Adjusted net income                                                                $1,492                   $7,246
                                                                                            ======                   ======
         Adjusted basic earnings per share                                                  $  .15                   $  .72
                                                                                            ======                   ======
         Adjusted diluted earnings per share                                                $  .14                   $  .68
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

Results of Operations
---------------------
Time Charter Equivalent ("TCE") is a commonly used industry measure where direct voyage costs are deducted from revenue. Maritrans enters into various types of charters, some of which involve the customer paying substantially all voyage costs, while other types of charters involve Maritrans paying some or substantially all of the voyage costs. The Company monitors the TCE basis because it essentially nets the voyage costs and voyage revenue to yield a measure that is comparable between periods regardless of the types of charters utilized. The Company began reporting on the TCE basis in the first quarter of 2002. For comparison purposes, the following table lists the TCE revenue for all quarters in 2002 and 2001:


                                 9/30/02        6/30/02        3/31/02      12/31/01      9/30/01      6/30/01        3/31/01
                                 -------        -------        -------      --------      -------      -------        -------
Voyage revenue                   $30,586        $32,468        $31,323       $31,716      $28,276      $31,826        $31,558
Voyage costs                       4,906          4,970          4,381         4,803        4,995        5,707          5,997
                                 -------        -------        -------       -------      -------      -------        -------
Time Charter Equivalent          $25,680        $27,498        $26,942       $26,913      $23,281      $26,119        $25,561
                                 =======        =======        =======       =======      =======      =======        =======



Three Month Comparison
----------------------
TCE revenue for the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001 is as follows:

                                              9/30/02          9/30/01
                                              -------          -------
Voyage revenue                                $30,586          $28,276
Voyage costs                                    4,906            4,995
                                              -------          -------
Time Charter Equivalent                       $25,680          $23,281
                                              =======          =======

TCE revenue increased from $23.3 million in the third quarter of 2001 to $25.7 million, or 10 percent, in 2002. Vessel utilization, as measured by revenue days divided by calendar days available, increased from 76.4 percent in the third quarter of 2001 to 77.5 percent in the third quarter of 2002. Utilization increased due to less vessel out of service time in the third quarter of 2002 compared to the third quarter of 2001. In the third quarter of each year a vessel was out of service for its double hull rebuild. Late in the second quarter of 2001, the OCEAN CITIES went out of service for her double hull rebuild. She re-entered service early in 2002 as the MARITRANS 252. Late in May 2002, the OCEAN 250 went out of service for her double hull rebuild and is scheduled to re-enter service in the fourth quarter of 2002.

Term contract rates renewed with customers in 2001 were renewed at higher levels than those experienced in 2000 on long-term contracts. The increase in these rates resulted from a more stable supply/demand relationship in the Jones Act trade. These rate increases had a positive impact on the third quarter of 2002 revenue. Spot market rates were significantly lower in the third quarter of 2002 than the same period in 2001. The Company believes the spot market was weak due to the decrease in demand for distillate, particularly jet fuel, and to an increase in the amount of gasoline imported into the United States, which results in less demand for the Company's services. The Company currently expects spot rates to slightly improve with the upcoming winter season in the Northeast but to remain depressed for the remainder of 2002 compared to the same period in 2001. Barrels of cargo transported decreased from 43.4 million in the third quarter of 2001 to 41.7 million in the third quarter of 2002, due to decreases in demand during the quarter (as discussed above).

Voyage costs decreased from $5.0 million in the third quarter of 2001 to $4.9 million in the third quarter of 2002. Voyage costs consist of fuel costs and port charges and were running at levels consistent with the same quarter in 2001.

Operating expenses, excluding voyage costs discussed above, increased from $10.5 million in the third quarter of 2001 to $11.4 million in the third quarter of 2002, an increase of $0.9 million or 9 percent. Insurance costs increased in the third quarter of 2002 compared to the third quarter of 2001 as the result of increased premiums charged by the insurance companies on policies renewed and to additional deductible amounts paid in the current quarter. Routine maintenance expenses incurred during voyages and in port have declined in the third quarter of 2002 compared to the third quarter of 2001, while expenditure levels for maintenance incurred in shipyards has increased. This reflects efforts being made to meet increased regulatory and customer vetting requirements. These expenses are expected to continue to increase and will result in higher maintenance accruals in 2002 compared to 2001. Professional fees increased in the third quarter 2002 compared to the third quarter 2001 for consulting fees incurred to review port security and other security issues. Seagoing salary increases, which took effect early in 2002, increased crew costs in the third quarter of 2002 compared to the third quarter of 2001.

General and administrative fees increased due to increased professional fees including higher litigation and consulting costs in the third quarter of 2002 compared to the third quarter of 2001. Litigation costs arose from both immaterial litigation arising in the ordinary course of business and the proceedings described in Part II Item 1 of this Form 10-Q. In addition, the Company experienced increased premiums charged by the insurance companies on the Directors and Officers policy renewed in 2002.

Operating income decreased as a result of the aforementioned changes in revenue and expenses.

Interest expense in the third quarter of 2002 of $0.6 million decreased compared to $1.1 million in the third quarter of 2001 as a result of the refinancing of debt that took place in the fourth quarter of 2001. The new debt has a variable interest rate, which is lower than the fixed interest rate of 9.25 percent on most of the previously held debt and therefore resulted in decreased interest expense when compared to the third quarter of 2001.

Other income was $0.7 million in both the third quarter of 2002 and 2001. Other income in the third quarter of 2002 includes a $0.5 million litigation settlement received. Interest income decreased due to a lower amount of cash invested in the third quarter of 2002 compared to the third quarter of 2001. The decrease in the average cash balance is primarily the result of the debt refinancing discussed above.

Net income for the quarter ended September 30, 2002 increased compared to the quarter ended September 30, 2001 due to the aforementioned changes in revenue and expenses.

Nine Month Comparison
TCE revenue for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 is as follows:

                                              9/30/02          9/30/01
                                              -------          -------
Voyage revenue                                $94,377          $91,660
Voyage costs                                   14,257           16,699
                                              -------          -------
Time Charter Equivalent                       $80,120          $74,961
                                              =======          =======

TCE revenue increased from $75.0 million in the nine months ended September 30, 2001 to $80.1 million in the nine months ended September 30, 2002, or 7 percent. Vessel utilization, as measured by revenue days divided by calendar days available, decreased from 83.7 percent in the nine months ended September 30, 2001 to 80.9 percent in the nine months ended September 30, 2002. Utilization decreased due to more vessel out of service time in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 as a result of vessel maintenance and the OCEAN 250 rebuild. In late May 2002, the OCEAN 250 went out of service for her double hull rebuild and is scheduled to re-enter service in the fourth quarter of 2002. In addition, the MARITRANS 252 was out of service in the beginning of 2002 while her double hull rebuild was being completed.

Term contract rates renewed with customers in 2001 were renewed at higher levels than those experienced in 2000 on long-term contracts. The increase in these rates resulted from a more stable supply/demand relationship in the Jones Act trade. These rate increases had a positive impact on 2002 revenue. Spot market rates were significantly lower in the nine months ended September 30, 2002 than in the same period in 2001 due to warm weather in the early part of 2002 in the Northeast, which reduced the demand for heating oil, the continued reduction in the demand for distillate, particularly jet fuel, and to an increase in the amount of gasoline imported into the United States in the second and third quarters, which results in less demand for the Company's services. The Company believes the spot market continues to be weak due to these factors. The Company currently expects spot rates to slightly improve with the upcoming winter season in the Northeast but to remain depressed for the remainder of 2002 compared to the same period in 2001. Barrels of cargo transported decreased from 138.5 million in the nine months ended September 30, 2001 to 127.9 million in the nine months ended September 30, 2002, due to decreases in demand and utilization (as discussed above).

Voyage costs decreased from $16.7 million in the nine months ended September 30, 2001 to $14.3 million in the nine months ended September 30, 2002, a decrease of $2.4 million or 14 percent. The primary decrease in voyage costs was in fuel costs, which resulted from the downturn in the economy in the later part of 2001. The average price per gallon of fuel decreased approximately 21 percent compared to the same nine months in 2001.

Operating expenses, excluding voyage costs discussed above, increased from $31.7 million in the nine months ended September 30, 2001 to $34.9 million in the nine month ended September 30, 2002, an increase of $3.2 million or 10 percent. Insurance costs increased in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 as the result of increased premiums charged by the insurance companies on policies renewed and to additional deductible amounts paid in the current year. Charter hire expense increased in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 as the result of the Company chartering in equipment in the second quarter of 2002 from third parties to replace a tug/barge that was out of service for scheduled maintenance. In the nine months ended September 30, 2002, the Company engaged in a synthetic rope replacement program for most of the tugboats resulting in an increase in supplies expense compared to the same period in 2001. Routine maintenance expenses incurred during voyages and in port have declined in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001, while expenditure levels for maintenance incurred in shipyards has increased. This reflects efforts being made to meet increased regulatory and customer vetting requirements. These expenses are expected to continue to increase and will result in higher maintenance accruals in 2002 compared to 2001. Professional fees increased in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 for consulting fees incurred to review port security and other security issues. Seagoing salary increases, which took effect early in 2002, increased crew costs in the nine months ended September 30, 2002 compared to the nine month ended September 30, 2001.

General and administrative fees increased due to increased professional fees including higher litigation and consulting costs in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. Litigation costs arose from both immaterial litigation arising in the ordinary course of business and the proceedings described in Part II Item 1 of this Form 10-Q. In addition, the Company experienced increased premiums charged by the insurance companies on the Directors and Officers policy renewed in 2002.

Operating income decreased as a result of the aforementioned changes in revenue and expenses.

Interest expense in the nine months ended September 30, 2002 of $2.0 million decreased compared to $4.1 million in the nine months ended September 30, 2001 as a result of the refinancing of debt that took place in the fourth quarter of 2001. The new debt has a variable interest rate, which is lower than the fixed interest rate of 9.25 percent on most of the previously held debt and therefore resulted in decreased interest expense when compared to the same period in 2001.

Other income in the nine months ended September 30, 2002 was $1.2 million compared to other income in the nine months ended September 30, 2001 of $2.5 million. Other income is made up primarily of interest income. Interest income decreased due to a lower amount of cash invested in 2002 compared to 2001. The decrease in the average cash balance is primarily the result of the debt refinancing discussed above. Other income in the nine months ended September 30, 2002 includes a $0.5 million litigation settlement received whereas other income in the nine months ended September 30, 2001 includes a pre-tax gain of $0.2 million on the sale of a barge.

Net income for the nine months ended September 30, 2002 increased compared to the nine months ended September 30, 2001 due to the aforementioned changes in revenue and expenses.

Liquidity and Capital Resources
-------------------------------
For the nine months ended September 30, 2002, net cash provided by operating activities was $15.5 million. These funds, augmented by the Company's Credit Facility, were sufficient to meet debt service obligations and loan agreement restrictions, to make capital acquisitions and improvements and to allow Maritrans Inc. to pay a dividend in the current quarter. Management believes funds provided by operating activities, augmented by the Company's Credit Facility, described below, and investing activities, will be sufficient to finance operations, anticipated capital expenditures, lease payments and required debt repayments in the foreseeable future. While dividends have been made quarterly in each of the last three years, there can be no assurances that the dividend will continue. The ratio of total debt to capitalization is .50:1 at September 30, 2002.

On February 9, 1999, the Board of Directors authorized a share buyback program for the acquisition of up to one million shares of the Company's common stock, which represented approximately 8 percent of the 12.1 million shares outstanding at that time. In February 2000 and again in February 2001, the Board of Directors authorized the acquisition of an additional one million shares in the program. The total authorized shares under the buyback program is three million. As of September 30, 2002, 2,434,700 shares had been purchased under the plan and financed by internally generated funds. The Company intends to hold the majority of the repurchased shares as treasury stock; although some shares will be used for employee compensation plans and others may be used for acquisition currency and/or other corporate purposes.

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

In September 2001, the Company awarded a contract to rebuild a fourth large single hull barge, the OCEAN 250, to a double hull configuration. The Company expects the total cost of the rebuild and other improvements will be approximately $18.0 million. As of September 30, 2002, $14.0 million has been paid to the shipyard contractor for the project. The Company has financed, and expects to continue the financing of, this project from a combination of internally generated funds and borrowings under the Company's Credit Facility.

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

Debt Obligations and Borrowing Facility
---------------------------------------
In November 2001, the Company entered into an $85 million credit and security agreement ("Credit Facility") with Citizens Bank (formerly Mellon Bank N.A.) and a syndicate of other financial institutions ("Lenders"). Pursuant to the terms of the Credit Facility, the Company could borrow up to $45 million of term loans and up to $40 million under a revolving credit facility. Interest is variable based on either the LIBOR rate or prime rate plus an applicable margin (as defined in the loan documents). Principal payments on the term loans are required on a quarterly basis. The Credit Facility expires in January 2007. The Company has granted first preferred ship mortgages and a first security interest in certain vessels and other collateral to the Lenders as a guarantee of the debt. At September 30, 2002, there was $42.5 million of term loans outstanding under the Credit Facility and $26 million outstanding under the revolving Credit Facility.

Critical Accounting Policies
----------------------------
Accounting policies that management believes are most critical to the Company's financial condition and operating results pertain to the valuation of accounts receivable, claims receivable, notes receivable, goodwill and the accrual for maintenance and repairs (discussed below). In developing estimates management considered available information and used judgment.

Maintenance and Repairs
-----------------------
Provision is made for the cost of upcoming major periodic overhauls of vessels and equipment in advance of performing the related maintenance and repairs. The current portion of this estimated cost is included in accrued shipyard costs while the portion of this estimated cost not expected to be incurred within one year is classified as long-term. Shipyard costs have fluctuated, particularly as a result of changes in the size of the fleet. The Company believes that providing for such overhauls in advance of performing the related maintenance and repairs provides a more appropriate view of the financial position of the Company at any point in time.

In September 2001, the AICPA issued an Exposure Draft on a Proposed Statement of Position regarding "Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment". The Proposed Statement, if issued, would require the Company to modify its accounting policy for maintenance and repairs. Such costs would no longer be accrued in advance of performing the related maintenance and repairs; rather, the Proposed Statement would require these costs to be capitalized and amortized over their estimated useful life. The Company has not yet quantified the impact of adopting this Proposed Statement on its financial statements; however, the Company's preliminary assessment is that the adoption of this pronouncement would increase the recorded value of vessels and equipment and stockholders' equity of the Company.

Impact of Recent Accounting Pronouncements
------------------------------------------
The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Intangible Assets" as of January 1, 2002. SFAS No. 142 provides that goodwill and intangible assets with indefinite lives will not be amortized. As such, the Company did not record goodwill amortization for the three months and nine months ended September 30, 2002. Rather, the Company performed an impairment test on its net carrying value as of January 1, 2002, its initial test, as required by SFAS No. 142. The Company was not required to record an impairment charge based on its test. The test required estimates, assumptions and judgments and results could be materially different if different estimates, assumptions and judgments had been used.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
The principal market risk to which the Company is exposed is a change in interest rates on debt instruments. The Company manages its exposure to changes in interest rate fluctuations by optimizing the use of fixed and variable rate debt. As of September 30, 2002, all of the Company's debt is variable rate debt. The table below presents principal cash flows by year of maturity. Variable interest rates disclosed fluctuate with the LIBOR and federal fund rates. The weighted average rate at September 30, 2002 was 3.99%.

Expected years of maturity
--------------------------

($000's)


                                                2002*      2003       2004        2005        2006        2007        Total
                                                ----       ----       ----        ----        ----        ----        -----

 Long-term debt, including current portion:

 Variable rate                                  $1,250     $5,750     $7,500     $11,000     $13,500      $29,500     $68,500

* For the period October 1, 2002 to December 31, 2002

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2002, an evaluation was performed with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

Part II: OTHER INFORMATION
ITEM 1.        Legal Proceedings
               -----------------
               In 1996, Maritrans filed suit against the United States government under the Fifth Amendment to the U.S. Constitution for "taking" Maritrans' tank barges without just compensation. The Fifth Amendment specifically prohibits the United States government from taking private property for public use without just compensation. Maritrans asserts that its vessels were taken by Section 4115 of the Oil Pollution Act of 1990 ("OPA"), which prohibits all existing single-hull tank vessels from operating in U.S. waters under a retirement schedule that began January 1, 1995, and ends on January 1, 2015. This provision will force Maritrans to remove its single-hull barges from service commencing on January 1, 2005 or rebuild them, thus depriving the Company of their continued use for a significant portion of their remaining economic lives. In December 2001, the United States Court of Federal Claims ruled that the OPA double hull requirement did not constitute a taking of Maritrans' vessels. The Company is currently appealing the decision.

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

               In December 1999, Maritrans sold 18 vessels from its Northeast fleet to K-Sea Transportation. The purchaser has alleged that Maritrans breached warranties in the contract of sale pertaining to one of the vessels, and has initiated binding arbitration to recover damages arising from the alleged breach. The purchaser claims damages of approximately $1.5 million. Maritrans believes the claim to be without merit, maintains that it fully satisfied all requirements of the contract of sale, and that no warranties were breached. Maritrans is defending the action. The arbitration proceeding will conclude on November 7, 2002 and a ruling is expected shortly thereafter.

ITEM 6.     Exhibits and Reports on Form 8-K
            --------------------------------
   (a)      Exhibits

            10.17 - Severance and Non-Competition Agreement, as amended and restated effective October 1, 2002 between Maritrans General Partner Inc. and Philip J. Doherty (Exhibit 10.17)

            10.18 - Severance and Non-Competition Agreement, as amended and restated effective July 12, 2002 between Maritrans Inc. and Walter T. Bromfield (Exhibit 10.18)

            10.19 - Severance and Non-Competition Agreement effective
                    September 25, 2002 between Maritrans General Partner Inc. and Peter Nielsen (Exhibit 10.19)

            99.1  - Certification of Chief Executive Officer

            99.2  - Certification of Chief Financial Officer

(b) Reports on Form 8-K

            On August 1, 2002, Maritrans Inc. filed a report on Form 8-K. In that Form 8-K under Item 5 "Other Events", the Company reported on the adoption of a new shareholder rights plan to be effective August 1, 2002.

            On August 28, 2002, Maritrans Inc. filed a report on Form 8-K. In that Form 8-K under Item 5 "Other Events", the Company filed a press release which stated the Company had revised earnings estimates and had a contract renewal with its largest customer.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 MARITRANS INC.
                                  (Registrant)




By:           /s/Walter T. Bromfield                  Dated: November 12, 2002
      ---------------------------------
               Walter T. Bromfield
             Chief Financial Officer
          (Principal Financial Officer)







By:           /s/ Judith M. Cortina                   Dated: November 12, 2002
     -----------------------------------
                Judith M. Cortina
                    Controller
          (Principal Accounting Officer)

                                  CERTIFICATION

I, Stephen A. Van Dyck, certify that:

    1.   I have reviewed this quarterly report on Form 10-Q of Maritrans Inc.;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002                            /s/ Stephen A. Van Dyck
      -----------------                            ---------------------------
                                                       Stephen A. Van Dyck
                                                       Chief Executive Officer

                                  CERTIFICATION

I, Walter T. Bromfield, certify that:

    1.   I have reviewed this quarterly report on Form 10-Q of Maritrans Inc.;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002                            /s/ Walter T. Bromfield
      -----------------                            -----------------------
                                                       Walter T. Bromfield
                                                       Chief Financial Officer