Form 10-K
period 2002-12-31
MARITRANS INC /DE/
filed 2003-03-11
CIK 810113

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K
(Mark One)

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the Fiscal Year Ended December 31, 2002

or

|_| Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

For the Transition Period from _______ to _______

Commission File Number 1-9063


                                 MARITRANS INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                           DELAWARE                                             51-0343903
       ------------------------------------------------            ------------------------------------
       (State or other jurisdiction of incorporation or            (I.R.S. Employer Identification No.)
                        organization)

                      TWO HARBOUR PLACE
                   302 KNIGHTS RUN AVENUE
                        TAMPA, FLORIDA                                             33602
           ---------------------------------------                              ----------
           (Address of principal executive offices)                             (Zip Code)

      Registrant's telephone number, including area code                      (813) 209-0600
 Securities registered pursuant to Section 12(b) of the Act:

                     Title of Each Class                        Name of Each Exchange on Which Registered
                     -------------------                        -----------------------------------------
            Common Stock, Par Value $.01 Per Share                       New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No |_|

As of June 30, 2002, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant (based on the last sales price on that date) was $61,922,724.

As of March 5, 2003, Maritrans Inc. had 8,174,897 shares of common stock outstanding.

                       Documents Incorporated By Reference

Part III incorporates information by reference from the registrant's Proxy Statement for Annual Meeting of Stockholders to be held on April 30, 2003.

                      Exhibit Index is located on page 38.

                                 MARITRANS INC.
                                TABLE OF CONTENTS


                                     PART I

   Item 1.   Business.............................................................................................1
   Item 2.   Properties...........................................................................................8
   Item 3.   Legal Proceedings....................................................................................8
   Item 4.   Submission Of Matters To A Vote Of Security Holders..................................................9

                                     PART II
   Item 5.   Market For The Registrant's Common Equity And Related Stockholder Matters...........................10
   Item 6.   Selected Financial Data ............................................................................11
   Item 7.   Management's Discussion And Analysis Of Financial Condition And Results Of Operations...............11
   Item 8.   Financial Statements & Supplemental Data............................................................19
   Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................35

                                    PART III
   Item 10.  Directors and Executive Officers of the Registrant..................................................35
   Item 11   Executive Compensation..............................................................................36
   Item 12   Security Ownership of Certain Beneficial Owners and Management......................................36
   Item 13   Certain Relationships and Related Transactions......................................................36

                                     PART IV
   Item 14.  Controls and Procedures.............................................................................36
   Item 15.  Exhibits, Financial Statement Schedules And Reports On Form 8-K.....................................37
   Signatures....................................................................................................40

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

    The forward-looking statements included in this 10-K relate to future events or the Company's future financial performance. In some cases, the reader can identify forward-looking statements by terminology such as "may," "seem," "should," "believe," "future," "potential," "estimate," "offer," "opportunity," "quality," "growth," "expect," "intend," "plan," "focus," "through," "strategy," "provide," "meet," "allow," "represent," "commitment," "create," "implement," "result," "seek," "increase," "establish," "work," "perform," "make," "continue," "can," "will," "include," or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on the Company's current plans or assessments that are believed to be reasonable as of the date of this 10-K. Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecast, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the factors outlined in this 10-K, changes in oil companies' decisions as to the type and origination point of the crude that it processes, changes in the amount of imported petroleum products, competition for marine transportation, domestic and international oil consumption, the continuation of federal law restricting United States point-to-point maritime shipping to U.S. vessels (the Jones Act), demand for petroleum products, future spot market rates, changes in interest rates, the effect of war or terrorists activities and the general financial, economic, environmental and regulatory conditions affecting the oil and marine transportation industry in general. Given such uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. These factors may cause the Company's actual results to differ materially from any forward-looking statement.

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

                                     PART I

Item 1.  BUSINESS

General

    Maritrans Inc. and its subsidiaries (the "Company" or the "Registrant"), together with its predecessor, Maritrans Partners L.P. (the "Partnership"), herein collectively called "Maritrans," has historically served the petroleum and petroleum product industry by using tank barges, tugboats and oil tankers to provide marine transportation services primarily along the East and Gulf Coasts of the United States.

    The Company makes available, free of charge, all filings made with the Securities and Exchange Commission as soon as reasonably practicable on our website www.maritrans.com.

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

    Overview. Since 1987, Maritrans and its predecessors have transported annually over 178 million barrels of crude oil and refined petroleum products. The Company operates a fleet of tank barges, tugboats and oil tankers. Its largest barge has a capacity of approximately 380,000 barrels and its current operating cargo fleet capacity aggregates approximately 3.6 million barrels.

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

    Marine transportation services are provided for refined petroleum products ("clean oil") from refineries located primarily in Texas, Louisiana and Mississippi to distribution points along the Gulf and Atlantic Coasts, generally south of Cape Hatteras, North Carolina and particularly into Florida. Lightering is a process of off-loading crude oil or petroleum products from deeply laden inbound tankers into smaller tankers and/or barges. This enables the larger inbound tanker to navigate draft-restricted rivers and ports to discharge cargo at a refinery or storage and distribution terminal. The Company's lightering services are performed in the Delaware Bay area. Maritrans maintains offices and support personnel in both Tampa, Florida and in the Philadelphia, Pennsylvania area.

    In October 2001, the Company repaid $33.0 million of its long-term debt in advance of its due date. The Company recorded an extraordinary charge of approximately $2.5 million, net of taxes, or approximately $0.24 per share, in prepayment penalties and the write-off of unamortized financing costs in the fourth quarter of 2001as a result of the repayment.

    In November 2001, the Company entered into an $85 million credit and security agreement ("Credit Facility") with Citizens Bank (formerly Mellon Bank, N.A.) and a syndicate of other financial institutions ("Lenders"). Pursuant to the terms of the Credit Facility, the Company could borrow up to $45 million of term loans and up to $40 million under a revolving credit facility. Interest is variable based on either the LIBOR rate plus an applicable margin (as defined) or the prime rate. Principal payments on the term loans are required on a quarterly basis and began in April 2002. The Credit Facility expires in January 2007. The Company has granted first preferred ship mortgages and a first security interest in some of the Company's vessels and other collateral to the Lenders as a guarantee of the debt. At December 31, 2002, there was $41.3 million of term loans outstanding under the Credit Facility and $27.5 million outstanding under the revolving line of credit.


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

Sales and Marketing

    Maritrans provides marine transportation services primarily to integrated oil companies, independent oil companies, petroleum trading companies and petroleum distributors in the southern and eastern United States. The Company monitors the supply and distribution patterns of its actual and prospective customers and focuses its efforts on providing services that are responsive to the current and future needs of these customers.

    The Company relies primarily on direct sales efforts. Business is done on both a term contract basis and a spot market basis. The Company strives to maintain an appropriate mix of contracted business, based on current market conditions.

    In light of the potential liabilities of oil companies and other shippers of petroleum products under the Oil Pollution Act of 1990 ("OPA") and analogous state laws, management believes that some shippers select transporters in larger measure than in the past on the basis of a demonstrated record of safe operations. Maritrans believes that the measures it has implemented to promote higher quality operations and its longstanding commitment to safe transportation of petroleum products benefit its marketing efforts with these shippers. In July 1998, all of Maritrans' vessels received ISM (International Safety Management) certification, which is an international requirement for all tankers. Maritrans voluntarily undertook tug and barge certification as well. Maritrans continues to maintain these certifications.

     In 2002, approximately 90 percent of the Company's revenues were generated from 10 customers. Contracts with ChevronTexaco, Sunoco Inc. and Marathon Ashland Petroleum accounted for approximately 18 percent, 17 percent, and 15 percent, respectively, of the Company's revenue. During 2002, contracts were renewed with some of the Company's' larger customers. The Company's current portfolio of contracts includes some with terms that extend through 2005. There could be a material effect on Maritrans if any of these customers were to cancel or terminate their various agreements with the Company. However, management believes that cancellation or termination by any of its larger customers is unlikely.

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

    U.S. Flag Barges and Tankers. Maritrans' most direct competitors are the other operators of U.S. flag oceangoing barges and tankers. Because of the restrictions imposed by the Jones Act, a finite number of vessels are currently eligible to engage in U.S. maritime petroleum transport. The Company believes that more Jones-Act eligible tonnage is being retired due to OPA than is being added as replacement double-hull tonnage and that this trend is reducing, but not eliminating, what has historically been an over-supply of capacity. Competition in the industry is based upon vessel availability, price and service and is intense.

    A significant portion of the Company's revenues in 2002 was generated in the coastal transportation of petroleum products from refineries or pipeline terminals in the Gulf of Mexico to ports that are not served by pipelines. Maritrans currently operates nine barges and three oil tankers in this market. The Company can generally provide flexibility in meeting customers' needs as a result of the relatively large size and composition of the Company's fleet.

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

    Delaware River Channel Deepening. Legislation approved by the United States Congress in 1992 authorizes the U.S. Army Corps of Engineers (the "ACOE") to deepen the channel of the Delaware River between the river's mouth and Philadelphia from forty to forty-five feet (the "Project"). If this Project becomes fully funded at the federal and state levels and fully constructed (including access dredging by private refineries), it would reduce the quantity of lightering performed by Maritrans in the Delaware Bay. The Company's lightering business primarily occurs at the mouth of the Delaware Bay with transportation up the Delaware River to the Delaware Valley refineries. The deepening of the channel would allow arriving ships to proceed up the river with larger loads. The reduction of lightering resulting from a completed channel deepening project may have a material adverse effect on Maritrans' lightering business. However, the effect of the Project on the Company's business overall is uncertain. Once initiated, the Project will take at least five years to complete, and options at that time to reduce the impact of lightering volume reduction may include rate adjustments or vessel re-deployments that offset the effect of lightering reduction.

    At this time, it is uncertain whether this Project will actually be undertaken. In June 2002, the General Accounting Office issued a review of the ACOE's economic justification for the project, and concluded that the ACOE's analysis was fundamentally flawed and failed to provide reliable support for undertaking the Project. In response, the ACOE suspended work on the Project and performed an economic "re-analysis," in which the ACOE again concluded that the Project was economically justified. However, management believes that the re-analysis also contains fundamental material errors that again demonstrate the absence of an economic basis for proceeding with the Project. Members of Congress have again asked the General Accounting Office to review the latest ACOE's effort. Further, the States of New Jersey and Delaware are reconsidering whether they will contribute necessary non-federal funding for the Project. Management is closely monitoring developments regarding the Project, but does not foresee an immediate impact on its business.

Employees and Employee Relations

    At December 31, 2002, Maritrans and its subsidiaries had a total of 396 employees. Of these employees, 60 are employed at the Tampa, Florida headquarters of the Company or at the Philadelphia area office, 216 are seagoing employees who work aboard the tugs and barges and 120 are seagoing employees who work aboard the tankers. Maritrans and its predecessors have had collective bargaining agreements with the Seafarers' International Union of North America, Atlantic, Gulf and Inland District, AFL-CIO ("SIU"), and with the American Maritime Officers ("AMO"), formerly District 2 Marine Engineers Beneficial Association, Associated Maritime Officers, AFL-CIO, for over 40 years. Approximately 40 percent of the total number of seagoing employees employed by the Company are supervisors. These supervisors are covered by an agreement with the AMO limited to a provision for benefits. The collective bargaining agreement with the SIU covers approximately 163 employees consisting of seagoing non-supervisory personnel on the tug/barge units and on the tankers. The tug/barge supplement of the agreement expires on May 31, 2005. The tankers supplement of the agreement expires on May 31, 2006. The collective bargaining agreement with the AMO covers approximately 40 non-supervisory seagoing employees and expires on October 8, 2007. Shore-based employees are not covered by any collective bargaining agreements.

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

    Jones Act. The Jones Act is a federal law that restricts maritime transportation between United States points to vessels built and registered in the United States and owned and manned by United States citizens. Since the Company engages in maritime transportation between United States points, it is subject to the provisions of the law. As a result, the Company is responsible for monitoring the ownership of its subsidiaries that engage in maritime transportation and for taking any remedial action necessary to insure that no violation of the Jones Act ownership restrictions occurs. The Jones Act also requires that all United States flag vessels be manned by United States citizens. Foreign-flag seamen generally receive lower wages and benefits than those received by United States citizen seamen. Foreign-flag vessels are generally exempt from U.S. legal requirements and from U.S. taxes. As a result, U.S. vessel operators incur significantly higher labor and operating costs compared to foreign-flag vessel operators. Certain foreign governments subsidize those nations' shipyards. This results in lower shipyard costs both for new vessels and repairs than those paid by United States-flag vessel owners, such as Maritrans, to United States shipyards. Finally, the United States Coast Guard and American Bureau of Shipping maintain the most stringent regime of vessel inspection in the world, which tends to result in higher regulatory compliance costs for United States-flag operators than for owners of vessels registered under foreign flags of convenience. Because Maritrans transports petroleum and petroleum products between United States ports, most of its business depends upon the Jones Act remaining in effect. There have been various unsuccessful attempts in the past by foreign governments and companies to gain access to the Jones Act trade, as well as by interests within the United States to modify, limit or do away with the Jones Act. The Maritime Cabotage Task Force, a coalition of ship owners, ship operators, shipyards, maritime unions and industry trade groups, has opposed these efforts. Recent legislative attempts to modify the Jones Act have been unsuccessful. Management expects that efforts to gain access to the Jones Act trade as well as attempts to block the introduction will continue.

    Port Security Act. The Maritime Transportation Security Act of 2002 (the "MTSA") was signed into law on November 25, 2002. This landmark legislation establishes a series of complex requirements applicable to a broad array of U.S. vessels and facilities. The MTSA requires, among other things, U.S. and foreign port vulnerability assessments; national, area, vessel, and facility security plans; terrorist incident response requirements; security cards; security teams; and automatic electronic identification systems. Although the Coast Guard has yet to issue final rules implementing the requirements, the Company has already prepared vessel security plans and has undertaken an initial training program to address the security issues identified in the Act. The Company will incur additional operating expenses to comply with the Act, but at this time does not believe such costs will have a material adverse impact on the financial condition and results of operations of the Company.

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

    OPA establishes a federal limit of liability for tank vessels of $1,200 per gross ton. A vessel owner's liability is not limited, however, if the spill results from a violation of federal safety, construction or operating regulations. In addition, OPA does not preclude states from adopting their own liability laws. Numerous states in which Maritrans operates have adopted legislation imposing unlimited strict liability for vessel owners and operators.

    OPA also requires all vessels to maintain a certificate of financial responsibility for oil pollution in an amount equal to the greater of $1,200 per gross ton per vessel, or $10 million per vessel in conformity with U.S. Coast Guard regulations. Additional financial responsibility in the amount of $300 per gross ton is required under U.S. Coast Guard regulations under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), the federal Superfund law. Owners of more than one tank vessel, such as Maritrans, however, are only required to demonstrate financial responsibility in an amount sufficient to cover the vessel having the greatest maximum liability (approximately $40 million in Maritrans' case). The Company has acquired such certificates through filing required financial information with the U.S. Coast Guard.

    The Company presently maintains oil pollution liability insurance in the amount of $1 billion to cover environmental liabilities. Although liability exceeding the Company's insurance coverage amount is possible, management believes that such liability is unlikely and that such insurance is sufficient to cover foreseeable oil pollution liability arising from operations.

     OPA requires all newly constructed petroleum tank vessels engaged in marine transportation of oil and petroleum products in the U.S. to be double-hulled. It also gradually phases out the operation of single-hulled tank vessels in U.S. waters, based on size and age, which includes most of Maritrans' existing barges. Currently six of the Company's barges and two tankers are equipped with double-hulls meeting OPA's requirements. Maritrans is in the midst of a barge rebuild program. Under the program, the Company's single-hull tank barges are rebuilt to comply with OPA. This rebuilding of the single-hull barges relies upon a process of computer assisted design and prefabrication. In January 2001, the Company was granted a patent for this process.

     The following table summarizes the vessels the Company has rebuilt as part of the double-hull rebuild program:


Previous Name            New Name               Original Build Date      OPA Retirement Date     Re-Delivery Date
-------------           -------------           -------------------      -------------------     ----------------
Ocean 192               Maritrans 192                   1979                    2006                November 1998
Ocean 244               Maritrans 244                   1971                    2005                December 2000
Ocean Cities            Maritrans 252                   1972                    2005                February 2002
Ocean 250               M254                            1970                    2005                November 2002
Ocean States            TBD                             1975                    2005             Estimated - 2004

     It is the Company's intention to rebuild all of its single-hulled barges prior to their respective retirement dates. The cost of rebuilding single-hull barges is approximately $50-100 per barrel compared to estimated costs of approximately $150-200 per barrel for construction of a completely new double-hull barge. The total cost of the barge rebuild program is expected to exceed $200 million of which approximately $63 million has already been incurred. The OPA 90-mandated retirement dates are significantly in advance of the useful working life of the barges. Once the vessels are rebuilt, the useful life is assumed to exceed 20 years from reconstruction. In 2001, the Company initiated a program to refurbish each married tugboat at the same time its barge is being double-hulled. In 2001, the Company extensively refurbished the tugboat that works with the MARITRANS 252 at a cost of approximately $5 million. The Company also refurbished the tugboat that works with the M254 at a cost of $6 million during the time that the M254 underwent her double-hull rebuilding. The Company plans to continue the tug refurbishment process during future barge rebuilds. In November 2002, the Company entered into a contract with a shipyard to double hull the OCEAN STATES. The OCEAN STATES rebuild is expected to cost approximately $21 million and will commence no earlier than the third quarter of 2003. The rebuild of the OCEAN STATES will include the insertion of an additional set of tanks ("midbody") that increases the cargo capacity by approximately 15 percent. The cost for the midbody is equivalent to new building costs.

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

    Since its inception, Maritrans has maintained and cultivated a strong safety culture and environmental ethic. The following table sets forth Maritrans' quantifiable cargo oil spill record for the period January 1, 1998 through December 31, 2002:


                                                                             Gallons Spilled
                                                      No. of    No. of Gals.     Per Million
            Period             No. of Gals. Carried   Spills      Spilled      Gals. Carried
            ------             --------------------   ------    ------------  ----------------
                                     (000)                           (000)
 1/1/1998 -- 12/31/1998          10,987,000             3            .29            .027
 1/1/1999 -- 12/31/1999          10,463,000             5            .06            .006
 1/1/2000 -- 12/31/2000           7,951,000             1            .008           .001
 1/1/2001 -- 12/31/2001           7,705,000             3            .001           .000
 1/1/2002 -- 12/31/2002           7,460,000             1            .001           .000


    Maritrans believes that its spill ratio compares favorably with the other independent, coastwise operators in the Jones Act trade.

    Hazardous Waste Regulation. In the course of its vessel operations, Maritrans engages contractors to remove and dispose of waste material, including tank residue. In the event that any of such waste is deemed "hazardous," as defined in the Federal Water Pollution Control Act, CERCLA or the Resource Conservation and Recovery Act, and is disposed of in violation of applicable law, the Company could be jointly and severally liable with the disposal contractor for the clean-up costs and any resulting damages. The United States Environmental Protection Agency ("EPA") previously determined not to classify most common types of "used oil" as a "hazardous waste," provided that certain recycling standards are met. Some states in which the Company operates, however, have classified "used oil" as hazardous. Maritrans has found it increasingly expensive to manage the wastes generated in its operations.

    Air Pollution Regulations. Pursuant to the 1990 amendments to the Clean Air Act, the EPA and/or states have imposed regulations affecting emissions of volatile organic compounds ("VOCs") and other air pollutants from tank vessels. It is likely that the EPA and/or various state environmental agencies will require that additional air pollution abatement equipment be installed in oil tankers, tank barges or tugboats, including those owned by Maritrans. In December 1999, the EPA issued its final rule for emissions standards for marine diesel engines. The final rule applies emissions standards only to new engines, beginning with the 2004 model year. The EPA retained the right to revisit the issue of applying emission standards to rebuilt or remanufactured engines if, in the agency's opinion, the industry does not take adequate steps to introduce new emission-reducing technologies. The emission control requirements noted herein could result in a material expenditure by Maritrans, which could have an adverse effect on Maritrans' profitability if it is not able to recoup these costs through increased charter rates.

    User Fees and Taxes. The Water Resources Development Act of 1986 permits local non-federal entities to recover a portion of the costs of new port and harbor improvements from vessel operators with vessels benefiting from such improvements. A Harbor Maintenance Tax has been proposed, but not adopted. Federal legislation has been enacted imposing user fees on vessel operators such as Maritrans to help fund the U.S. Coast Guard's activities. Federal, state and local agencies or authorities could also seek to impose additional user fees or taxes on vessel operators and their vessels. There can be no assurance that current fees will not materially increase or that additional user fees will not be imposed in the future. Such fees could have a material adverse effect upon the financial condition and results of operations of Maritrans.

    War Risk. In February 2002, insurance carriers reaffirmed that terrorist attacks would only be covered under the Company's traditional "war risk" protection and indemnity insurance. The maximum amount of coverage available under war risk liability insurance is currently $400 million. While the Company has traditional protection and indemnity insurance in excess of $4 billion and oil spill insurance of $1 billion, if an incident was deemed to be a terrorist attack, the maximum coverage would be $400 million per incident plus any hull value, which could prove to be insufficient. The Company is currently seeking higher levels of coverage. In addition, the Company carries war risk insurance on the hull value of the Company's vessels.

Item 2.  PROPERTIES

    Vessels. The Company's subsidiaries owned, at December 31, 2002, a fleet of 27 vessels, of which 11 are tank barges, 12 are tugboats and 4 are oil tankers. The following table summarizes the Company's fleet:

                                                                     Double-Hull
     Barges               Capacity in Barrels     Double-Hull      Redelivery Date   Married Tugboat         Horsepower
     ------               -------------------     -----------      ---------------   ---------------         ----------
MARITRANS 400                   380,000                YES                **          CONSTITUTION             11,000
MARITRANS 300                   265,000                YES                **          LIBERTY                   7,000
M254                            250,000                YES               2002         INTREPID                  6,000
MARITRANS 252                   250,000                YES               2002         NAVIGATOR                 6,000
MARITRANS 244                   245,000                YES               2000         SEAFARER                  6,000
OCEAN 215                       210,000                NO                             FREEDOM                   6,000
OCEAN 211                       207,000                NO                             INDEPENDENCE              6,000
OCEAN 210                       207,000                NO                             COLOMBIA                  6,000
OCEAN STATES                    180,000                NO             Est. 2004       HONOUR                    6,000
OCEAN 193                       178,000                NO                             VALOUR                    6,000
MARITRANS 192                   175,000                YES               1998         ENTERPRISE                6,000

Oil Tankers               Capacity in Barrels      Double-Hull
-----------               -------------------      -----------
ALLEGIANCE                      252,000                NO
PERSEVERANCE                    252,000                NO
INTEGRITY                       265,000                YES                **
DILIGENCE                       265,000                YES                **


    ** These vessels were originally built with double-hulls.

    The tugboat fleet also includes a 15,000 horsepower class vessel, which is not currently operating.

    Other Real Property. Maritrans is headquartered in Tampa, Florida. In Tampa, the Company leases office space and four acres of Port Authority land. The Company also leases office space near Philadelphia, Pennsylvania. In addition, the Company owns property in Philadelphia not used in its operations, which is currently for sale.

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

        In 1996, Maritrans filed suit against the United States government under the Fifth Amendment to the U.S. Constitution for "taking" Maritrans' tank barges without just compensation. The Fifth Amendment specifically prohibits the United States government from taking private property for public use without just compensation. Maritrans asserts that its vessels were taken by Section 4115 of OPA, which prohibits all existing single-hull tank vessels from operating in U.S. waters under a retirement schedule that began January 1, 1995, and ends on January 1, 2015. This OPA provision will force Maritrans to remove its single-hull barges from service commencing on January 1, 2005 or rebuild them, thus depriving the Company of their continued use for a significant portion of their remaining economic lives. In December 2001, the United States Court of Federal Claims ruled that the OPA double hull requirement did not constitute a taking of Maritrans' vessels. The Company is currently appealing the decision. On February 7, 2003, Oral Argument was held before the Court of Appeals for the Federal Circuit on Maritrans appeal. The Company anticipates receiving a decision in 2003.

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

        In December 1999, Maritrans sold 18 vessels from its Northeast fleet to K-Sea Transportation. The purchaser alleged that Maritrans breached warranties in the contract of sale pertaining to one of the vessels and initiated binding arbitration to recover damages arising from the alleged breach. The purchaser claimed damages of approximately $1.5 million. On January 24, 2002, the arbitrators concluded that the Company had technically, if inadvertently, breached a warranty, but also concluded that much of K-Sea's claim was not attributable to Maritrans. The arbitrator deemed that K-Sea was two-thirds at fault for its damages and Maritrans one-third. The Company was ordered to pay $334,546, including pre-judgment interest to K-Sea Transportation. The award is not subject to appeal.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Registrant's security holders, through the solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 2002.

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

QUARTERS ENDED IN 2002:                                 HIGH             LOW
-----------------------                                 ----             ---
March 31, 2002                                         $14.00           $10.95
June 30, 2002                                          $15.70           $13.01
September 30, 2002                                     $13.86           $10.65
December 31, 2002                                      $13.50           $10.75


QUARTERS ENDED IN 2001:                                 HIGH              LOW
-----------------------                                 ----              ---
March 31, 2001                                          $9.10            $8.25
June 30, 2001                                          $10.05            $8.30
September 30, 2001                                      $9.70            $8.70
December 31, 2001                                      $12.00            $8.51

    As of March 5, 2003, the Registrant had 8,174,897 Common Shares outstanding and approximately 658 stockholders of record.

    Dividends
    ---------

    For the years ended December 31, 2002 and 2001, Maritrans Inc. paid the following cash dividends to stockholders:

                PAYMENTS IN 2002:                               PER SHARE
                -----------------                               ---------
                March 6, 2002                                    $ .10
                June 5, 2002                                     $ .10
                September 4, 2002                                $ .11
                December 4, 2002                                 $ .11
                                                                 -----
                     Total                                       $ .42
                                                                 =====

                PAYMENTS IN 2001:                               PER SHARE
                -----------------                               ---------
                March 7, 2001                                    $ .10
                June 6, 2001                                     $ .10
                September 5, 2001                                $ .10
                December 5, 2001                                 $ .10
                                                                 -----
                     Total                                       $ .40
                                                                 =====

    The dividend policy is determined at the discretion of the Board of Directors of Maritrans Inc. While dividends have been made quarterly in each of the last two years, there can be no assurance that the dividend will continue.

Item 6.  SELECTED FINANCIAL DATA

                                                                            MARITRANS INC.
                                                       ---------------------------------------------------------------
                                                                      January 1 to December 31,
                                                                   ($000, except per share amounts)
 CONSOLIDATED INCOME STATEMENT DATA:
                                                           2002         2001         2000          1999          1998
                                                           ----         ----         ----          ----          ----
 Revenues (a) .......................................   $128,987     $123,410     $123,715      $151,667      $151,839
 Operating income before depreciation and
   amortization .....................................     35,741       35,770       28,288        28,092        30,407
 Depreciation and amortization ......................     19,137       17,958       17,254        20,279        19,578
 Operating income ...................................     16,604       17,812       11,034         7,813        10,829
 Interest expense ...................................      2,600        4,437        6,401         6,778         6,945
 Income before income taxes and extraordinary item ..     15,222       16,308        8,113        21,151         4,986
 Income tax provision ...............................      5,708        6,115        3,101         9,095         1,870
 Extraordinary item, net of taxes (b) ...............         --        2,501           --            --            --
 Net income .........................................   $  9,514     $  7,692     $  5,012      $ 12,056      $  3,116
 Basic earnings per share ...........................   $   1.18     $   0.77     $   0.46      $   1.03      $   0.26
 Diluted earnings per share .........................   $   1.10     $   0.72     $   0.45      $   1.02      $   0.26
 Cash dividends per share ...........................   $   0.42     $   0.40     $   0.40      $   0.40      $   0.37

CONSOLIDATED BALANCE SHEET DATA (at period end):

Total assets ........................................   $211,557     $200,427     $247,579      $251,021      $254,906
Long-term debt ......................................   $ 63,000     $ 32,250     $ 67,988      $ 75,861      $ 83,400
Stockholders' equity ................................   $ 69,387     $ 88,064     $ 90,446      $ 94,697      $ 89,815

------------

(a) The decrease in revenue in 2000 resulted from the sale of vessels and petroleum storage terminals, which occurred in 1999.

(b) The extraordinary item resulted from the early extinguishment of debt and is discussed in Note 8 of the consolidated financial statements.


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

    The forward-looking statements included in this 10-K relate to future events or the Company's future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "seem," "should," "believe," "future," "potential," "estimate," "offer," "opportunity," "quality," "growth," "expect," "intend," "plan," "focus," "through," "strategy," "provide,"

"meet," "allow," "represent," "commitment," "create," "implement," "result," "seek," "increase," "establish," "work," "perform," "make," "continue," "can," "will," "include," or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on the Company's current plans or assessments that are believed to be reasonable as of the date of this 10-K. Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecast, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the factors outlined in this 10-K, changes in oil companies' decisions as to the type and origination point of the crude that it processes, changes in the amount of imported petroleum products, competition for marine transportation, domestic and international oil consumption, the continuation of federal law restricting United States point-to-point maritime shipping to U.S. vessels (the Jones Act), demand for petroleum products, future spot market rates, changes in interest rates, the effect of war or terrorists activities and the general financial, economic, environmental and regulatory conditions affecting the oil and marine transportation industry in general. Given such uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. These factors may cause the Company's actual results to differ materially from any forward-looking statement.

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

Overview

    Maritrans serves the petroleum and petroleum product distribution industry by using tank barges, tugboats and oil tankers to provide marine transportation services primarily along the Gulf and Atlantic coasts of the United States. Between 1998 and 2001, the Company has transported at least 178 million barrels annually, with a high of 262 million barrels in 1998 and a low of 178 million barrels in 2002. Maritrans sold vessels in 1999 resulting in a reduction in capacity. In 2002 and 2001, the Company has transported 178 million and 183 million barrels, respectively. Many factors affect the number of barrels transported and may affect future results for Maritrans. Such factors include the Company's vessel and fleet size and average trip lengths, the continuation of federal law restricting United States point-to-point maritime shipping to U.S. vessels (the Jones Act), domestic oil consumption, environmental laws and regulations, oil companies' decisions as to the type and origination point of the crude that it processes, changes in the amount of imported petroleum products, competition, labor and training costs and liability insurance costs. Overall U.S. oil consumption during 1998-2002 fluctuated between 19.0 million and 19.7 million barrels a day.

    In 1999, the Company made several strategic moves in order to focus on those markets where it believes it possesses a long-term competitive advantage and that should provide additional opportunities. As a result, the Company sold two small tug and barge units, which were working in Puerto Rico, two petroleum storage terminals in Philadelphia, Pennsylvania and Salisbury, Maryland, and twenty-seven vessels working primarily in the Northeastern United States. Before the sales, the sold vessels had transported approximately 69 million barrels in 1999 and had represented approximately 23 percent of 1999 revenues.

    Maritrans has successfully rebuilt four of its existing, single-hulled, barges to a double-hull design configuration, which complies with the provisions of the OPA (see table in "Legislation" below). The Company intends to apply the same methodology to up to five more of its existing large, oceangoing, single-hull barges. The timing of the rebuilds will be determined by a number of factors, including market conditions, shipyard pricing and availability, customer requirements and OPA retirement dates for the vessels. The OPA retirement dates fall between 2005 and 2010. Each of the Company's superbarges represent approximately 5 to 7 percent of the total fleet capacity, which will be removed from revenue generating service during the rebuilding of that vessel.

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

                                 12/31/02        9/30/02      6/30/02     3/31/02    12/31/01     9/30/01    6/30/01     3/31/01
                                 --------        -------      -------     -------    --------     -------    -------     -------
Voyage revenue                    $34,610        $30,586      $32,468     $31,323     $31,717     $28,276    $31,826     $31,558
Voyage costs                        5,498          4,906        4,970       4,381       4,803       4,995      5,707       5,997
                                  -------        -------      -------     -------     -------     -------    -------     -------
Time Charter Equivalent           $29,112        $25,680      $27,498     $26,942     $26,914     $23,281    $26,119     $25,561
                                  =======        =======      =======     =======     =======     =======    =======     =======


Year Ended December 31, 2002 Compared With Year Ended December 31, 2001

TCE revenue for the year ended December 30, 2002 compared to the year ended December 30, 2001 is as follows:

                                             12/31/02         12/31/01
                                             --------         --------
Voyage revenue                               $128,987         $123,377
Voyage costs                                   19,755           21,502
                                             --------         --------
Time Charter Equivalent                      $109,232         $101,875
                                             ========         ========

    TCE revenue increased from $101.9 million for the year ended December 31, 2001 to $109.2 million for the year ended December 31, 2002, an increase of $7.3 million or 7 percent. Vessel utilization, as measured by revenue days divided by calendar days available, decreased from 83.4 percent for the year ended December 31, 2001 to 81.9 percent for the year ended December 31, 2002. Utilization decreased due to more vessel out of service time in the year ended December 31, 2002 as a result of vessels being taken out of service for maintenance. In late May 2002, the OCEAN 250 went out of service for her double hull rebuild and re-entered service in the fourth quarter of 2002. In addition, the MARITRANS 252 was out of service in the beginning of 2002 while her double hull rebuild was being completed. She re-entered service in the first quarter of 2002.

    Term contract rates renewed with customers in 2001 were renewed at higher levels than those experienced in 2000 on long-term contracts. The increase in these rates resulted from a more stable supply/demand relationship in the Jones Act trade. These rate increases had a positive impact on 2002 revenue and helped to offset the weak spot market. Spot market rates were significantly lower in 2002 than in 2001 as a result of the following factors. Warm weather in the early part of 2002 in the Northeast reduced the demand for heating oil resulting in excess distillate inventory through most of the year. The cold weather in the Northeast in the fourth quarter of 2002 increased heating oil demand, but that demand was met mostly by the high inventories and imports from Europe. 2002 saw a continued reduction in the demand for jet fuel, which began with the terrorist attack of September 11th and continued throughout the year. Gasoline demand remained high throughout 2002. This demand was met primarily from increased imports from Europe as their sluggish economy reduced their internal demand. Refined product imports typically reduce demand for the Company's services by diminishing the need for U.S. Gulf refineries to supply product to the Atlantic coast. The Company believes the spot market will continue to be fairly soft through much of 2003 due to all these factors. The Company believes that a European economic recovery would have a positive impact on rates by reducing refined product imports into our market. It is uncertain at this time what the impact of a continued strike of the Venezuelan oil industry or a war with Iraq would have on the Company's revenue. Barrels of cargo transported decreased from
183.5 million in the year ended December 31, 2001 to 177.6 million in the year ended December 31, 2002, due to decreases in demand and utilization (as discussed above).

    Voyage costs decreased from $21.5 million for the year ended December 31, 2001 to $19.8 million for the year ended December 31, 2002, a decrease of $1.7 million or 8 percent. The primary decrease in voyage costs was in fuel costs, which resulted from the downturn in the economy in the later part of 2001 and continued in 2002. The average price per gallon of fuel decreased approximately 12 percent in 2002 compared to 2001.

    Total costs and operating expenses, excluding voyage costs discussed above, increased from $84.1 million for the year ended December 31, 2001 to $92.7 million for the year ended December 31, 2002, an increase of $8.6 million or 10 percent. Routine maintenance expenses incurred during voyages and in port have declined in 2002 compared to 2001, while expenditure levels for maintenance incurred in shipyards has increased. This reflects efforts being made to meet increased regulatory and customer vetting requirements and rising shipyard costs. These shipyard expenses are expected to continue to increase and the Company has adjusted the 2003 shipyard accrual rate to meet these increased costs. In addition, insurance costs increased for the year ended December 31, 2002 compared to the year ended December 31, 2001 as the result of increased premiums charged by the insurance companies on policies renewed and to additional deductible amounts paid in the current year. Seagoing salary increases, which took effect early in 2002, increased crew costs for the year ended December 31, 2002 compared to the year ended December 31, 2001. Professional fees increased in the year ended December 31, 2002 compared to the year ended December 31, 2001 for consulting fees incurred to review port security and other security issues.

    General and administrative expenses increased due to increased professional fees including higher litigation and consulting costs for the year ended December 31, 2002 compared to the year ended December 31, 2001. Litigation costs and professional fees arose from both immaterial litigation arising in the ordinary course of business and the legal proceedings described in Part II Item 1 of this Form 10-K. In addition, the Company experienced increased premiums charged by the insurance companies on the Directors and Officers policy renewed in 2002.

    Operating income decreased as a result of the aforementioned changes in revenue and expenses.

    Interest expense for the year ended December 31, 2002 of $2.6 million decreased compared to $4.4 million for the year ended December 31, 2001 as a result of the refinancing of debt that took place in the fourth quarter of 2001. The new debt has a variable interest rate, which is lower than the fixed interest rate of 9.25 percent on most of the previously held debt and therefore resulted in decreased interest expense when compared to 2001.

    Interest and other income for the year ended December 31, 2002 was $1.2 million compared to interest and other income for the year ended December 31, 2001 of $2.9 million. Other income is made up primarily of interest income. Interest income decreased due to a lower amount of cash invested in 2002 compared to 2001. The decrease in the average cash balance is primarily the result of the debt refinancing discussed above. Other income in the year ended December 31, 2002 includes both a $0.5 million litigation settlement received and a charge of $0.3 million for a litigation settlement to be paid in 2003 (see
Item 3 "Legal Proceedings"). Other income in the year ended December 31, 2001 includes a pre-tax gain of $0.2 million on the sale of a barge.

    Net income for the year ended December 31, 2002 increased compared to the year ended December 31, 2001 due to the aforementioned changes in revenue and expenses.


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

    Interest and other income in 2001 included interest income of $2.4 million and a gain of $0.5 million on the sale of a barge. Interest and other income in 2000 included interest income of $4.0 million offset by a loss of $0.7 million on the sale of Philadelphia real estate and equipment. Interest income decreased due to a lower amount of cash invested in 2001 compared to 2000.

     The extraordinary loss of $2.5 million, net of taxes, resulted from prepayment penalties and the write-off of unamortized financing costs on the prepayment of the Company's fleet mortgage.

    Net income increased from $5.0 million for the twelve months ended December 31, 2001 to $7.7 million for the twelve months ended December 31, 2002. This increase was due to the aforementioned changes in revenue and expenses.

Liquidity and Capital Resources

    In 2002, net cash provided by operating activities was $31.2 million. These funds, augmented by the Company's Credit Facility, were sufficient to meet debt service obligations and loan agreement restrictions, to make capital acquisitions and improvements and to allow Maritrans Inc. to pay a dividend in the current quarter. Management believes funds provided by operating activities, augmented by the Company's Credit Facility, described below, and investing activities, will be sufficient to finance operations, anticipated capital expenditures, lease payments and required debt repayments in the foreseeable future. While dividends have been made quarterly in each of the last two years, there can be no assurances that the dividend will continue. The ratio of total debt to capitalization is .50:1 at December 31, 2002.

    On February 9, 1999, the Board of Directors authorized a share buyback program for the acquisition of up to one million shares of the Company's common stock, which represented approximately 8 percent of the 12.1 million shares outstanding at that time. In February 2000 and again in February 2001, the Board of Directors authorized the acquisition of an additional one million shares in the program. The total authorized shares under the buyback program are three million. As of December 31, 2002, 2,456,700 shares had been purchased under the plan and financed by internally generated funds. The Company intends to hold the majority of the shares as treasury stock, although some shares will be used for employee compensation plans and others may be used for acquisition currency and/or other corporate purposes. Subsequent to December 31, 2002 and through March 5, 2003, the Company purchased 10,000 shares of its common stock under the share buyback program.

    In August 2000, the Company awarded a contract to rebuild a third large single hull barge, the OCEAN CITIES, to a double hull configuration. In February 2002, this vessel was completed and put back into service as the MARITRANS 252. The total cost of the rebuild and other improvements made while in the shipyard was $18.9 million. The Company financed this project from internally generated funds.

    In September 2001, the Company awarded a contract to rebuild a fourth large single hull barge, the OCEAN 250, to a double hull configuration. In November 2002, this vessel was completed and put back into service as the M254. The total cost of the rebuild was $19.5 million. The Company financed this project from a combination of internally generated funds and borrowings under the Company's Credit Facility.

    In October 2001, the Company repaid $33.0 million of its long-term debt in advance of its due date. The Company recorded an extraordinary charge of approximately $2.5 million, net of taxes, or approximately $0.24 per share, in prepayment penalties and the write-off of unamortized financing costs in the fourth quarter as a result of the repayment.

    In November 2001, the Company entered into a credit facility, discussed in "Debt Obligations and Borrowing Facility" below. The amortization of the term portion of the facility calls for escalating payments over the life of the debt. The Credit Facility requires the Company to maintain its properties in a specific manner, maintain specified insurance on its properties and business, and abide by other covenants, which are customary with respect to such borrowings. The Credit Facility also requires the Company to meet certain financial covenants. If the Company fails to comply with any of the covenants contained in the Credit Facility, the Lenders may foreclose on the collateral or call the entire balance outstanding on the Credit Facility immediately due and payable. The Company was in compliance with all applicable covenants at December 31, 2002 and currently expects to remain in compliance going forward.

    Total future commitments and contingencies related to the Company's outstanding debt facility and noncancellable operating leases, as of December 31, 2002, are as follows:

                                                         ($000's)
                           Less than One Year       One to Five Years     After Five Years
                           ------------------       -----------------     ----------------
Debt Obligations                $5,750                   $63,000               $    -
Operating Leases                   491                     1,792                1,001
                                ------                   -------               ------
Total                           $6,241                   $64,792               $1,001
                                ======                   =======               ======

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

    In November 2002, the Company awarded a contract to rebuild a fifth large single hull barge, the OCEAN STATES, to a double hull configuration, which is expected to have a total cost of approximately $21 million. The Company intends to finance this project from a combination of internally generated funds and borrowings under the Company's Credit Facility.

Debt Obligations and Borrowing Facility

    At December 31, 2002, the Company had $68.8 million in total outstanding debt, secured by mortgages on some of the fixed assets of the Company. The current portion of this debt at December 31, 2002, is $5.8 million.

    In August 1999, the Company entered into an agreement with Coastal Tug and Barge Inc. to purchase the MV PORT EVERGLADES. The Company had a vessel note payable to Coastal Tug and Barge Inc. as a result of the sale, which the Company paid off in the first quarter of 2002.

    In December 1999, the Company entered into an agreement with General Electric Capital Corporation to purchase two tugboats, the Enterprise and the Intrepid. The Company had a vessel note payable to General Electric Credit Corporation as a result of the purchase, which the Company paid off in the first quarter of 2002.

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

    In November 2001, the Company entered into an $85 million credit and security agreement ("Credit Facility") with Citizens Bank (formerly Mellon Bank, N.A.) and a syndicate of other financial institutions ("Lenders"). Pursuant to the terms of the Credit Facility, the Company could borrow up to $45 million of term loans and up to $40 million under a revolving credit facility. Interest is variable based on either the LIBOR rate plus an applicable margin (as defined) or the prime rate. Principal payments on the term loans are required on a quarterly basis and began in April 2002. The Credit Facility expires in January 2007. The Company has granted first preferred ship mortgages and a first security interest in some of the Company's vessels and other collateral to the Lenders as a guarantee of the debt. At December 31, 2002, there was $41.3 million of term loans outstanding under the Credit Facility and $27.5 million outstanding under the revolving line of credit.

Critical Accounting Policies

    Maintenance and Repairs

    Provision is made for the cost of upcoming major periodic overhauls of vessels and equipment in advance of performing the related maintenance and repairs. Based on the Company's methodology, approximately one-third of this estimated cost is included in accrued shipyard costs as a current liability with the remainder classified as long-term. Although the timing of the actual disbursements have fluctuated over the years, particularly as a result of changes in the size of the fleet and timing of the large maintenance projects, the classification has been in line with the actual disbursements over time. The Company believes that providing for such overhauls in advance of performing the related maintenance and repairs provides a more appropriate view of the financial position of the Company at any point in time.

    In September 2001, the rule making body of the AICPA issued an Exposure Draft on a Statement of Position, "Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment" (the "Proposed Statement"). This group, referred to as AcSEC, recently decided that it will no longer issue accounting guidance and planned to transition the majority of its projects to the FASB. However, the FASB subsequently requested that AcSEC address certain portions of the Proposed Statement in smaller scope projects. The FASB expressed their concern that the project would not be completed timely, by AcSEC or the FASB, if the scope of the project was not reduced. At this time, it is unclear whether the Proposed Statement will be issued or in what form.

     If the existing Proposed Statement is issued, it would require the Company to modify its accounting policy for maintenance and repairs. Such costs would no longer be accrued in advance of performing the related maintenance and repairs; rather, the Proposed Statement requires these costs to be capitalized and amortized over their estimated useful life. The Company has not yet quantified the impact of adopting the Proposed Statement on its financial statements; however, the Company's preliminary assessment is that the adoption of this pronouncement would increase the value of vessels and equipment, decrease the shipyard accrual and increase stockholders' equity of the Company.

Market Risk

    The principal market risk to which the Company is exposed is a change in interest rates on debt instruments. The Company manages its exposure to changes in interest rate fluctuations by optimizing the use of fixed and variable rate debt. As of December 31, 2002, all of the Company's debt is variable rate debt. The information below summarizes the Company's market risks associated with its debt obligations and should be read in conjunction with Note 8 of the Consolidated Financial Statements.

    The table below presents principal cash flows by year of maturity. Variable interest rates disclosed fluctuate with the LIBOR and federal fund rates. The weighted average interest rate at December 31, 2002 was 3.69%.

          Expected Years of Maturity
                                                                     ($000)

          2003 .........................................             $5,750
          2004 .........................................              7,500
          2005 .........................................             11,000
          2006 .........................................             13,500
          2007 .........................................             31,000
                                                                    -------
                                                                    $68,750
                                                                    =======

Impact of Recent Accounting Pronouncements

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Intangible Assets" as of January 1, 2002. SFAS No. 142 provides that goodwill and intangible assets with indefinite lives will not be amortized. As such, the Company did not record goodwill amortization for the year ended December 31, 2002. Rather, the Company performed an impairment test on its net carrying value as of January 1, 2002, its initial test, as required by SFAS No. 142. The Company was not required to record an impairment charge based on its test. The test required estimates, assumptions and judgments and results could be materially different if different estimates, assumptions and judgments had been used.

     In April 2002, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("SFAS 145"). SFAS 145 requires, among other things, gains or losses on extinguishment of debt to be classified as income (loss) from continuing operations rather than as an extraordinary item, unless such extinguishment is determined to be extraordinary pursuant to Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Segment of a Business and Extraordinary, Unusual, and Infrequently Occurring Transactions" ("Opinion 30"). The provisions of SFAS 145 related to the rescission of SFAS 4 are effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item must be reclassified.

     The Company will adopt the provisions of SFAS 145 beginning January 1, 2003 and accordingly, will reclassify the loss of $2.5 million on the retirement of debt during the year ended December 31, 2001, from an extraordinary item to a separate component of income before taxes.

     In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide three alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, "Interim Financial Reporting". SFAS 148 is effective for fiscal years ending after December 15, 2002, with certain disclosure requirements effective for interim periods beginning after December 15, 2002. Accordingly, the Company has disclosed the required provisions in its notes to the consolidated financial statements for the year ended December 31, 2002. In addition, the Company will adopt the transition provisions of SFAS 148 using the prospective method beginning January 1, 2003. The prospective method requires the Company to recognize the fair value of all employee stock awards in its consolidated financial statements of income beginning on the date of adoption. If the Company had adopted SFAS 148 using the prospective method on January 1, 2002, diluted earnings per share would have been lower by $.01 for the year ended December 31, 2002. The Company is currently unable to quantify the effect of adoption on earnings per share for the year ended December 31, 2003, as actual information such as stock price, fair value, and number of shares outstanding is unknown.

Item 7a.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     See discussion under "Market Risk" included in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 8. FINANCIAL STATEMENTS & SUPPLEMENTAL DATA

               Report of Independent Certified Public Accountants


    Stockholders and Board of Directors

    Maritrans Inc.

    We have audited the accompanying consolidated balance sheets of Maritrans Inc. as of December 31, 2002 and 2001, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the management of Maritrans Inc. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maritrans Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                         /s/ ERNST & YOUNG LLP





Tampa, Florida
January 23, 2003

                                 MARITRANS INC.
                           CONSOLIDATED BALANCE SHEETS

                          ($000, except share amounts)

                                                                                            December 31,
                                                                                    --------------------------
                                                                                        2002          2001
                                                                                        ----          ----
 ASSETS
 Current assets:
     Cash and cash equivalents .............................................            $ 239       $ 3,558
     Trade accounts receivable (net of allowance for doubtful accounts of
        $690) ..............................................................            9,396         8,703
     Other accounts receivable .............................................            2,696         3,620
     Inventories ...........................................................            3,253         2,453
     Deferred income tax benefit ...........................................            8,097         7,258
     Prepaid expenses ......................................................            3,135         2,659
                                                                                     --------      --------
         Total current assets ..............................................           26,816        28,251
 Vessels and equipment .....................................................          339,574       307,540
      Less accumulated depreciation ........................................          162,713       144,223
                                                                                     --------      --------
         Net vessels and equipment .........................................          176,861       163,317
 Notes receivable (net of allowance of $4,500)..............................            3,780         4,271
 Other......................................................................            4,100         4,588
                                                                                     --------      --------
         Total assets ......................................................         $211,557      $200,427
                                                                                     ========      ========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
     Debt due within one year...............................................          $ 5,750       $10,738
     Trade accounts payable ................................................            2,829           681
     Accrued shipyard costs ................................................            5,060         6,370
     Accrued wages and benefits ............................................            1,718         2,098
     Other accrued liabilities .............................................            3,642         2,353
                                                                                     --------      --------
         Total current liabilities .........................................           18,999        22,240
 Long-term debt ............................................................           63,000        32,250
 Accrued shipyard costs ....................................................            7,590         9,555
 Other liabilities .........................................................            3,149         3,527
 Deferred income taxes .....................................................           49,432        44,791
 Stockholders' equity:......................................................
     Preferred stock, $.01 par value, authorized 5,000,000 shares; none                    --            --
        issued..............................................................
     Common stock, $.01 par value, authorized 30,000,000 shares; issued:
        2002 - 13,558,970 shares; 2001 - 13,342,018 shares .................              135           133
     Capital in excess of par value ........................................           80,980        79,781
     Retained earnings .....................................................           36,061        29,983
       Unearned compensation ...............................................             (759)         (855)
      Less: Cost of shares held in treasury: 2002 - 5,418,653 shares; 2001 -
        3,181,792 shares....................................................          (47,030)      (20,978)
                                                                                     --------      --------
         Total stockholders' equity ........................................           69,387        88,064
                                                                                     --------      --------
         Total liabilities and stockholders' equity ........................         $211,557      $200,427
                                                                                     ========      ========

                             See accompanying notes.

                                 MARITRANS INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                        ($000, except per share amounts)


                                                                           For the year ended December 31,
                                                                        ---------------------------------------
                                                                          2002            2001           2000
                                                                          ----            ----           ----
Revenues. ....................................................          $128,987       $123,410       $123,715
Costs and expenses:...........................................
   Operation expense .........................................            66,299         64,665         69,407
   Maintenance expense .......................................            19,088         15,652         17,234
   General and administrative ................................             7,859          7,323          8,786
   Depreciation and amortization .............................            19,137         17,958         17,254
                                                                        --------       --------       --------
                                                                         112,383        105,598        112,681
                                                                        --------       --------       --------
Operating income .............................................            16,604         17,812         11,034
Interest expense (net of capitalized interest of $383, $472,
   and $662 respectively).....................................            (2,600)        (4,437)        (6,401)
Interest income...............................................               857          2,405          3,973
Other income (loss), net .....................................               361            528           (493)
                                                                        --------       --------       --------
Income before income taxes and extraordinary item.............            15,222         16,308          8,113
Income tax provision .........................................             5,708          6,115          3,101
                                                                        --------       --------       --------
Income before income taxes and extraordinary item.............             9,514         10,193          5,012
Extraordinary charge on early extinguishment of debt, net of
    taxes of $1,500...........................................                --          2,501             --
                                                                        --------       --------       --------
Net income ...................................................          $  9,514       $  7,692       $  5,012
                                                                        ========       ========       ========

Basic earnings per share .....................................
   Income before extraordinary item ..........................          $   1.18       $   1.02       $   0.46
   Extraordinary item.........................................                --          (0.25)            --
                                                                        --------       --------       --------
   Net income ................................................          $   1.18       $   0.77       $   0.46
                                                                        ========       ========       ========

Diluted earnings per share ...................................
   Income before extraordinary item ..........................          $   1.10       $   0.96       $   0.45
   Extraordinary item.........................................                --          (0.24)            --
                                                                        --------       --------       --------
   Net income ................................................          $   1.10       $   0.72       $   0.45
                                                                        ========       ========       ========

                             See accompanying notes.

                                 MARITRANS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents

                                     ($000)

                                                                             For the year ended December 31,
                                                                        ----------------------------------------
                                                                             2002          2001         2000
                                                                             ----          ----         ----
 Cash flows from operating activities:
 Net income .......................................................        $ 9,514       $ 7,692       $ 5,012
 Adjustments to reconcile net income to net cash provided by operating activities:..........................................
     Depreciation and amortization ................................         19,137        17,958        17,254
     Deferred income taxes ........................................          3,802         1,438        (2,091)
     Stock compensation ...........................................            193           852           803
     Extraordinary loss ...........................................             --         4,001            --
     Changes in receivables, inventories and prepaid expenses .....         (1,045)        1,898         8,036
     Changes in current liabilities, other than debt ..............          1,747        (8,796)         (779)
     Non-current changes, net .....................................         (2,130)       (4,154)        1,884
     (Gain) loss on sale of assets ................................             --          (472)          637
                                                                           -------       -------       -------
      Total adjustments to net income .............................         21,704        12,725        25,744
                                                                           -------       -------       -------
        Net cash provided by operating activities .................         31,218        20,417        30,756

 Cash flows from investing activities:.............................
     Proceeds from sale of marine vessels and equipment ...........             --           175           165
     Release of cash and cash equivalents - restricted.............             --        13,500        25,500
     Collections on notes receivable...............................            766           478           386
     Purchase of marine vessels and equipment .....................        (32,681)      (20,172)      (15,498)
                                                                           -------       -------       -------
       Net cash (used in) provided by  investing activities .......        (31,915)       (6,019)       10,553

 Cash flows from financing activities:
      Borrowings under long-term debt .............................          9,000        36,000            --
      Prepayment of Fleet Mortgage, including prepayment penalty of
         $3,640 ...................................................             --       (36,640)           --
      Payment of long-term debt ...................................        (10,738)      (13,872)       (7,773)
      Net borrowings (repayments) under credit facilities .........         27,500       (22,000)           --
      Proceeds from stock option exercises ........................            878           298           143
      Purchase of treasury stock ..................................        (25,826)       (7,071)       (5,800)
      Dividends declared and paid .................................         (3,436)       (4,153)       (4,513)
                                                                           -------       -------       -------
       Net cash used in financing activities ......................         (2,622)      (47,438)      (17,943)

 Net (decrease) increase  in cash and cash equivalents ............         (3,319)      (33,040)       23,366
 Cash and cash equivalents at beginning of year ...................          3,558        36,598        13,232
                                                                           -------       -------       -------
 Cash and cash equivalents at end of year .........................        $   239       $ 3,558       $36,598
                                                                           =======       =======       =======

 Supplemental Disclosure of Cash Flow Information:
 Interest paid ....................................................        $ 2,624       $ 5,630       $ 7,057
 Income taxes paid ................................................        $   500       $ 5,516       $ 8,015

 Non-cash activities:
   Note receivable from sale of property...........................             --            --        $1,575
   Note receivable from sale of vessels............................             --       $   300            --


                             See accompanying notes.

                                 MARITRANS INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          ($000, except share amounts)

                                       Outstanding       Common      Capital in
                                        shares of      Stock, $.01   excess of   Retained   Treasury       Unearned
                                      Common Stock      Par Value    Par Value   Earnings     Stock      Compensation     Total
                                      ------------     -----------   ---------   --------   --------    -------------   ---------
Balance at January 1, 2000..........     11,702,890        $132       $78,279    $25,945     $(8,487)        $(1,172)     $94,697
Net income..........................                                               5,012                                    5,012
Cash dividends ($0.40 per share of
   Common Stock)....................                                              (4,513)                                  (4,513)
Purchase of treasury shares.........       (982,300)                                          (5,800)                      (5,800)
Stock option exercises .............         30,768                       143                                                 143
Stock incentives ...................        115,317           1           537         --         209             160          907
                                        -----------        ----       -------    -------     -------         -------      -------
Balance at December 31, 2000........     10,866,675         133        78,959     26,444     (14,078)         (1,012)      90,446
                                        -----------        ----       -------    -------     -------         -------      -------
Net income..........................                                               7,692                                    7,692
Cash dividends ($0.40 per share of
   Common Stock)...................                                               (4,153)                                  (4,153)
Purchase of treasury shares.........       (802,000)                                          (7,071)                      (7,071)
Stock option exercises .............         44,587                       146                    152                          298
Stock incentives ...................         50,964          --           676         --          19             157          852
                                        -----------        ----       -------    -------     -------         -------      -------
Balance at December 31, 2001........     10,160,226         133        79,781     29,983     (20,978)           (855)      88,064
                                        -----------        ----       -------    -------     -------         -------      -------
Net income..........................                                               9,514                                    9,514
Cash dividends ($0.42 per share of
   Common Stock)....................                                              (3,436)                                  (3,436)
Purchase of treasury shares.........     (2,234,296)                                         (25,826)                     (25,826)
Stock option exercises .............        210,311           2           773                    103                          878
Stock incentives ...................          4,076          --           426         --        (329)             96          193
                                        -----------        ----       -------    -------     -------         -------      -------
Balance at December 31, 2002........      8,140,317       $ 135       $80,980    $36,061    $(47,030)        $  (759)     $69,387
                                        ===========       =====       =======    =======    ========         =======      =======

                             See accompanying notes.

                            NOTES TO THE CONSOLIDATED

                              FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies

   Organization

    Maritrans Inc. owns Maritrans Operating Company L.P. (the "Operating Company"), Maritrans General Partner Inc., Maritrans Tankers Inc., Maritrans Barge Co., Maritrans Holdings Inc. and other Maritrans entities (collectively, the "Company"). These subsidiaries, directly and indirectly, own and operate oceangoing petroleum tank barges, tugboats, and oil tankers principally used in the transportation of oil and related products along the Gulf and Atlantic Coasts.

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

    Cash and Cash Equivalents

    Cash and cash equivalents at December 31, 2002 and 2001 consisted of cash and commercial paper, the carrying value of which approximates fair value. For purposes of the consolidated financial statements, short-term highly liquid debt instruments with original maturities of three months or less are considered to be cash equivalents.

   Inventories

    Inventories, consisting of materials, supplies and fuel are carried at cost, which does not exceed net realizable value.

   Vessels and Equipment

   Vessels and equipment, which are carried at cost, are depreciated using the straight-line method. Vessels are depreciated over a period of up to 30 years. Certain electronic equipment is depreciated over periods of 7 to 10 years. Other equipment is depreciated over periods ranging from 2 to 20 years. Gains or losses on dispositions of fixed assets are included in other income in the accompanying consolidated statements of income. The Oil Pollution Act of 1990 requires all newly constructed petroleum tank vessels engaged in marine transportation of oil and petroleum products in the U.S. to be double-hulled and gradually phases out the operation of single-hulled tank vessels based on size and age. The Company has announced a construction program to rebuild its single-hulled barges with double hulls over the next several years. By July 2005, two of the Company's large oceangoing, single-hulled vessels will be at their legislatively determined retirement date if they are not rebuilt by that time.

   Long-lived assets, including goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When required, an impairment loss is recognized based on the difference between the fair value of an asset and its related carrying value. During the years ended December 31, 2002, 2001 and 2000, the Company did not recognize an impairment loss.

                            NOTES TO THE CONSOLIDATED

   Intangible Assets

   Other assets include $2,863,000 of goodwill at December 31, 2002 and 2001. Goodwill represents the excess cost over the fair market value of the net assets acquired at the date of acquisition. Goodwill was being amortized using the straight-line method over twenty-five years through December 31, 2001.

   Maintenance and Repairs

    Provision is made for the cost of upcoming major periodic overhauls of vessels and equipment in advance of performing the related maintenance and repairs. Based on the Company's methodology, approximately one-third of this estimated cost is included in accrued shipyard costs as a current liability with the remainder classified as long-term. Although the timing of the actual disbursements have fluctuated over the years, particularly as a result of changes in the size of the fleet and timing of the large maintenance projects, the classification has been in line with the actual disbursements over time. The Company believes that providing for such overhauls in advance of performing the related maintenance and repairs provides a more appropriate view of the financial position of the Company at any point in time. Non-overhaul maintenance and repairs are expensed as incurred.

     In September 2001, the rule making body of the AICPA issued an Exposure Draft on a Statement of Position, "Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment" (the "Proposed Statement"). This group, referred to as AcSEC, recently decided that it will no longer issue accounting guidance and planned to transition the majority of its projects to the FASB. However, the FASB subsequently requested that AcSEC address certain portions of the Proposed Statement in smaller scope projects. The FASB expressed their concern that the project would not be completed timely, by AcSEC or the FASB, if the scope of the project was not reduced. At this time, it is unclear whether the Proposed Statement will be issued or in what form.

     If the existing Proposed Statement is issued, it would require the Company to modify its accounting policy for maintenance and repairs. Such costs would no longer be accrued in advance of performing the related maintenance and repairs; rather, the Proposed Statement requires these costs to be capitalized and amortized over their estimated useful life. The Company has not yet quantified the impact of adopting the Proposed Statement on its financial statements; however, the Company's preliminary assessment is that the adoption of this pronouncement would increase the value of vessels and equipment, decrease the shipyard accrual and increase stockholders' equity of the Company.

   Income Taxes

    Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

    Revenue Recognition

    Revenue is recognized when services are performed.

   Significant Customers

    During 2002, the Company derived revenues aggregating 50 percent of total revenues from three customers, each one representing more than 10 percent of revenues. In 2001, revenues from three customers aggregated 61 percent of total revenues and in 2000, revenues from three customers aggregated 54 percent of total revenues. The Company does not necessarily derive 10 percent or more of its total revenues from the same group of customers each year. In 2002, approximately 90 percent of the Company's total revenue was generated by ten customers. Credit is extended to various companies in the petroleum industry in the normal course of business. The Company generally does not require collateral. This concentration of credit risk within this industry may be affected by changes in economic or other conditions and may, accordingly, affect the overall credit risk of the Company.


   Related Party Transactions

    The Company obtained protection and indemnity insurance coverage from a mutual insurance association, whose chairman is also the chairman of Maritrans Inc. The related insurance expense was $2,398,000, $1,926,000 and $1,854,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The Company paid amounts for legal services to a law firm, a partner of which serves on the Company's Board of Directors. The related legal expense was $569,000, $381,000 and $220,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

                            NOTES TO THE CONSOLIDATED

    Fair Value of Financial Instruments

   The book value of cash, accounts and notes receivable, accounts payable, and accrued expenses approximate the carrying value due to the short-term nature of these financial instruments. The carrying value of the Company's long-term debt approximates fair value based on variable interest rates.


     Impact of Recent Accounting Pronouncements

     In September 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill is no longer amortized but is subject to the annual impairment tests in accordance with the Statements. Other intangible assets continue to be amortized over their useful lives. The Company adopted the new rules on accounting for goodwill and other intangible assets on January 1, 2002. A reconciliation of net income for the years ended December 31, 2001 and 2000 had goodwill not been amortized pursuant to FASB No. 142 is as follows:

         ($000, except per share amounts)                    Year Ended              Year Ended
                                                          December 31, 2001       December 31, 2000
                                                          -----------------       -----------------
         Net income as reported                                 $7,692                  $5,012
         Elimination of goodwill amortization                      279                     284
                                                                ------                  ------
         Adjusted net income                                    $7,971                  $5,296
                                                                ======                  ======
         Adjusted basic earnings per share                      $  .79                  $  .49
                                                                ======                  ======
         Adjusted diluted earnings per share                    $  .75                  $  .47
                                                                ======                  ======

     The Company has completed its required impairment tests of goodwill for the year ended December 31, 2002 and the Company has concluded that there is no impairment of goodwill on the accompanying consolidated balance sheet.

     In April 2002, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("SFAS 145"). SFAS 145 requires, among other things, gains or losses of extinguishment of debt to be classified as income (loss) from continuing operations rather than as an extraordinary item, unless such extinguishment is determined to be extraordinary pursuant to Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Segment of a Business and Extraordinary, Unusual, and Infrequently Occurring Transactions" ("Opinion 30"). The provisions of SFAS 145 related to the rescission of SFAS 4 are effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item must be reclassified.

     The Company will adopt the provisions of SFAS 145 beginning January 1, 2003 and accordingly, will reclassify the loss of $2.5 million on the retirement of debt during the year ended December 31, 2001, from an extraordinary item to a separate component of income before taxes.

                            NOTES TO THE CONSOLIDATED

     In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide three alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, "Interim Financial Reporting". SFAS 148 is effective for fiscal years ending after December 15, 2002, with certain disclosure requirements effective for interim periods beginning after December 15, 2002. Accordingly, the Company has disclosed the required provisions in its notes to the consolidated financial statements for the year ended December 31, 2002. In addition, the Company will adopt the transition provisions of SFAS 148 using the prospective method beginning January 1, 2003. The prospective method requires the Company to recognize the fair value of all employee stock awards in its consolidated financial statements of income beginning on the date of adoption. If the Company had adopted SFAS 148 using the prospective method on January 1, 2002, diluted earnings per share would have been lower by $.01 for the year ended December 31, 2002. The Company is currently unable to quantify the effect of adoption on earnings per share for the year ended December 31, 2003, as actual information such as stock price, fair value, and number of shares outstanding is unknown.


    Through December 31, 2002, the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and Related Interpretations in accounting for its employee stock options. Pro forma information regarding net income and earnings per share is required by Statement 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2002, 2001 and 2000, respectively: risk free rates of 4.4%, 5% and 5%; weighted average dividend yields of 3.4%, 5% and 5%; weighted average volatility factors of the expected market price of the Company's common stock of 0.30, 0.26 and 0.43; and a weighted average expected life of the option of seven years. The weighted average fair value of options granted in 2002, 2001 and 2000 was $3.12, $1.47 and $1.49, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The Company's pro forma information is as follows:


                                                             2002         2001        2000
                                                             ----         ----        ----
                                                             ($000, except per share data)

    Net income as reported...........................       $9,514       $7,692      $5,012
    Pro forma net income.............................       $9,400       $7,553      $4,815
    Basic earnings per share as reported.............       $ 1.18       $ 0.77      $ 0.46
    Pro forma basic earnings per share ..............       $ 1.17       $ 0.75      $ 0.44
    Diluted earnings per share as reported...........       $ 1.10       $ 0.72      $ 0.45
    Pro forma diluted earnings per share ............       $ 1.08       $ 0.71      $ 0.43

2. Stock Buyback

     On February 9, 1999, the Board of Directors authorized a stock buyback program for the acquisition of up to one million shares of the Company's common stock. In February 2000 and again in February 2001, the Board of Directors authorized the acquisition of an additional one million shares in the program. The total authorized shares under the program are three million. As of December 31, 2002, 2,456,700 shares were purchased under the plan. The total cost of the shares repurchased during 2002 was $0.7 million.

     In December 2001, the Company announced a self-tender offer (the "Offer") to purchase up to 2,000,000 shares of its common stock. On January 18, 2002, the Offer closed and the Company subsequently purchased 2,176,296 shares of common stock for a purchase price of $11.50 per share, or approximately $25.0 million, on January 29, 2002. The purchase price was funded through borrowings under the Company's Credit Facility.

                            NOTES TO THE CONSOLIDATED

3.       Earnings per Common Share

    The following data show the amounts used in computing basic and diluted earnings per share (EPS):

                                                                    2002           2001            2000
                                                                    ----           ----            ----
                                                                                 (thousands)
             Income available to common stockholders used
                 in basic EPS..........................           $ 9,514         $ 7,692        $ 5,012
                                                                  =======         =======        =======
             Weighted average number of common shares used
                 in basic EPS..........................             8,055          10,043         10,883
             Effect of dilutive securities:
                 Stock options and restricted shares...               629             594            315
                                                                  -------         -------        -------
             Weighted number of common shares and dilutive
                 potential common stock used in diluted EPS         8,684          10,637         11,198
                                                                  =======         =======        =======

     The following options to purchase shares of common stock with their range of exercise prices were not included in the computation of diluted earnings per share for each period because their exercise prices were greater than the average market price of common stock during the relevant periods:

                                              2002             2001               2000
                                              ----             ----               ----
Number of options.                           18,040             --                132,271
Range of exercise price                      $14.20             --           $6.25-$9.125

4. Shareholder Rights Plan

    On June 26, 2002, the Board of Directors of Maritrans Inc. adopted a new Shareholder Rights Plan (the "Plan"), which became effective on August 1, 2002 and declared a dividend distribution of one Right for each outstanding share of Common Stock, $.01 par value of the Company to stockholders of record at the close of business on August 1, 2002. The Plan became effective immediately upon the expiration of the Company's previous shareholder rights plan adopted in 1993. Under the Plan, each share of Common Stock has attached thereto a Right (a "Right") which entitles the registered holder to purchase from the Company one one-hundredth of a share (a "Preferred Share Fraction") of Series A Junior Participating Preferred Shares, par value $.01 per share, of the Company ("Preferred Shares"), or a combination of securities and assets of equivalent value, at a Purchase Price of $57, subject to adjustment. Each Preferred Share Fraction carries voting and dividend rights that are intended to produce the equivalent of one share of Common Stock. The Rights are not exercisable for a Preferred Share Fraction until the earlier of (each, a "Distribution Date") (i) 10 days following a public announcement that a person or group has acquired, or obtained the right to acquire, beneficial ownership of 20 percent or more of the outstanding shares of Common Stock or (ii) the close of business on a date fixed by the Board of Directors following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 20 percent or more of the outstanding shares of Common Stock.

    The Rights may be exercised for Common Stock if a "Flip-in" or "Flip-over" event occurs. If a "Flip-in" event occurs and the Distribution Date has passed, the holder of each Right, with the exception of the acquirer, is entitled to purchase $114 worth of Common Stock for $57. The Rights will no longer be exercisable into Preferred Shares at that time. "Flip-in" events are events relating to 20 percent stockholders, including without limitation, a person or group acquiring 20 percent or more of the Common Stock, other than in a tender offer that, in the view of the Board of Directors, provides fair value to all of the Company's shareholders. If a "Flip-over" event occurs, the holder of each Right is entitled to purchase $114 worth of the acquirer's stock for $57. A "Flip-over" event occurs if the Company is acquired or merged and no outstanding shares remain or if 50 percent of the Company's assets or earning power is sold or transferred. The Plan prohibits the Company from entering into this sort of transaction unless the acquirer agrees to comply with the "Flip-over" provisions of the Plan.

    The Rights can be redeemed by the Company for $.01 per Right until up to ten days after the public announcement that someone has acquired 20 percent or more of the Company's Common Stock (unless the redemption period is extended by the Board in its discretion). If the Rights are not redeemed or substituted by the Company, they will expire on August 1, 2012.

                            NOTES TO THE CONSOLIDATED

5. Stock Incentive Plans

    Maritrans Inc. has a stock incentive plan (the "Plan"), whereby non-employee directors, officers and other key employees may be granted stock, stock options and, in certain cases, receive cash under the Plan. Any outstanding options granted under the Plan are exercisable at a price not less than market value of the shares on the date of grant. The maximum aggregate number of shares available for issuance under the Plan is 1,750,000. The Plan provides for the automatic grant of non-qualified stock options to non-employee directors, on a formulaic biannual basis, of options to purchase shares equal to two multiplied by the aggregate number of shares distributed to such non-employee director under the Plan during the preceding calendar year. In 2002, 2001 and 2000 there were 3,203, 4,064 and 6,528 shares, respectively, issued to non-employee directors. Compensation expense equal to the fair market value on the date of the grant to the directors is included in general and administrative expense in the consolidated statement of income. During 2002, 2001 and 2000, there were 26,172, 31,858 and 64,526 shares, respectively, of restricted stock issued under the Plan and subject to restriction provisions. The restrictions lapse in up to a three-year period from the date of grant. The weighted average fair value of the restricted stock issued during 2002, 2001 and 2000 was $11.45, $8.85 and $6.00. The shares are subject to forfeiture under certain circumstances. Unearned compensation, representing the fair market value of the shares at the date of issuance, is amortized to expense on a straight-line basis over the vesting period. At December 31, 2002 and 2001, 287,416 and 318,606 remaining shares and options within the Plan were reserved for grant, respectively.

    In May 1999, the Company adopted the Maritrans Inc. 1999 Directors' and Key Employees Equity Compensation Plan (the "99 Plan"), which provides non-employee directors, officers and other key employees with certain rights to acquire common stock and stock options. The aggregate number of shares available for issuance under the 99 Plan is 900,000 and the shares are to be issued from treasury shares. Any outstanding options granted under the 99 Plan are exercisable at a price not less than market value of the shares on the date of grant. During 2002, 2001 and 2000, there were 35,706, 35,147 and 94,962, respectively, shares of restricted stock issued under the 99 Plan and subject to restriction provisions. The restrictions lapse in up to a three-year period from the date of grant. The weighted average fair value of the restricted stock issued during 2002, 2001 and 2000 was $11.62, $8.82 and $5.99. The shares are subject to forfeiture under certain circumstances. Unearned compensation, representing the fair market value of the shares at the date of issuance, is amortized to expense on a straight-line basis over the vesting period. At December 31, 2002 and 2001, 165,154 and 207,298 remaining shares and options within the Plan were reserved for grant, respectively.

    Compensation expense for all restricted stock was $715,000, $749,000 and $851,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

    Information on stock options follows:

                                               Number of                        Weighted Average
                                                Options      Exercise Price      Exercise Price
                                               ----------    --------------     ----------------
Outstanding at 12/31/99 .............          1,046,313       4.000-9.188            5.82
     Granted ........................             83,270       5.750-6.000            5.89
     Exercised ......................             30,768       4.000-6.250            4.64
     Cancelled or forfeited .........             32,300       6.000-6.000            6.00
     Expired ........................                 --               --               --
                                               ---------     -------------           -----
Outstanding at 12/31/00 .............          1,066,515       4.000-9.125            5.87
                                               ---------     -------------           -----
     Granted ........................             89,429       8.550-8.850            8.77
     Exercised ......................             44,587       5.375-9.125            6.68
     Cancelled or forfeited .........                 --                --              --
     Expired ........................             15,147       6.250-9.125            8.03
                                               ---------     -------------           -----
Outstanding at 12/31/01 .............          1,096,210       4.000-9.125            6.04
                                               ---------     -------------           -----
     Granted ........................             79,131     11.450-14.200           12.08
     Exercised ......................            220,630       4.000-9.125            4.38
     Cancelled or forfeited .........             14,697       6.000-8.850            7.47
     Expired ........................              5,023       7.938-9.125            8.19
                                               ---------     -------------           -----
Outstanding at 12/31/02..............            934,991      5.000-14.200            6.90
                                               ---------     -------------           -----

Exercisable..........................
     December 31, 2000 ..............            380,712       4.000-9.125            5.21
     December 31, 2001 ..............            544,905       4.000-9.125            5.51
     December 31, 2002 ..............            543,777       5.000-9.125            6.25

                                       29

                            NOTES TO THE CONSOLIDATED

    Outstanding options have an original term of up to ten years, are exercisable in installments over two to four years, and expire beginning in 2002. The weighted average remaining contractual life of the options outstanding at December 31, 2002 is six years.


6. Income Taxes

    The income tax provision consists of:

                                                                      2002        2001       2000
                                                                      ----        ----       ----
                                                                                 ($000)
    Current:
          Federal ...................................                $1,499      $4,426     $4,259
          State .....................................                   407         251        122
    Deferred:
         Federal ....................................                 3,639       1,380     (1,244)
         State ......................................                   163          58        (36)
                                                                     ------      ------     ------
                                                                     $5,708      $6,115     $3,101
                                                                     ======      ======     ======

    The differences between the federal statutory tax rate in 2002, 2001 and 2000 and the effective tax rates were as follows:

                                                                      2002        2001       2000
                                                                      ----        ----       ----
                                                                                 ($000)
    Statutory federal tax provision .......................          $5,328      $5,707     $2,840
    State income taxes, net of federal income tax benefit .             492         235         88
    Non-deductible items ..................................              68         249        249
    Other .................................................            (180)        (76)       (76)
                                                                     ------      ------     ------
                                                                     $5,708      $6,115     $3,101
                                                                     ======      ======     ======

    Principal items comprising deferred income tax liabilities and assets as of December 31, 2002 and 2001 are:

                                                                    2002             2001
                                                                    ----             ----
                                                                           ($000)
    Deferred tax liabilities:
           Depreciation ...................................        $49,432          $44,791
           Prepaid expenses ...............................          2,037            1,562
                                                                   -------          -------
                                                                    51,469           46,353
                                                                   -------          -------
    Deferred tax assets:
           Reserves and accruals ..........................         10,134            8,820
                                                                   -------          -------

                                                                    10,134            8,820
                                                                   -------          -------
    Net deferred tax liabilities ..........................        $41,335          $37,533
                                                                   =======          =======

                            NOTES TO THE CONSOLIDATED

7. Retirement Plans

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

    The following table sets forth changes in the plan's benefit obligation, changes in plan assets and the plan's funded status as of December 31, 2002 and 2001:

                                                                            2002                 2001
                                                                            ----                 ----
                                                                                     ($000)
 Change in benefit obligation
 Benefit obligation at beginning of year.........................        $ 26,156             $ 25,282
 Service cost....................................................             505                  513
 Interest cost...................................................           1,772                1,665
 Actuarial loss..................................................             540                   --
 Benefits paid...................................................          (1,507)              (1,304)
                                                                         --------             --------
 Benefit obligation at end of year...............................        $ 27,466             $ 26,156
                                                                         --------             --------

 Change in plan assets
 Fair value of plan assets at beginning of year..................        $ 29,114             $ 31,168
 Actual return on plan assets....................................          (2,222)                (750)
 Benefits paid...................................................          (1,507)              (1,304)
                                                                         --------             --------
 Fair value of plan assets at end of year........................        $ 25,385             $ 29,114
                                                                         --------             --------
 Funded status...................................................          (2,081)               2,958
 Unrecognized net actuarial gain.................................          (1,970)              (7,070)
 Unrecognized prior service cost.................................           1,329                1,398
 Unrecognized net (asset)/obligation.............................
                                                                               --                   --
                                                                         --------             --------
 Accrued benefit cost............................................        ($ 2,722)            ($ 2,714)
                                                                         ========             ========

 Weighted average assumptions as of December 31, 2002
 Discount rate...................................................            6.75%                6.75%
 Expected rate of return.........................................            6.75%                6.75%
 Rate of compensation increase...................................            5.00%                5.00%

Net periodic pension cost included the following components for the years ended December 31,

                                                                 2002        2001          2000
                                                                 ----        ----          ----
                                                                            ($000)
 Components of net periodic benefit pension cost
 Service cost of current period ....................           $  505      $  513         $  489
 Interest cost on projected benefit obligation .....            1,772       1,665          1,606
 Expected return on plan assets.....................           (2,006)     (2,062)        (2,025)
 Amortization of net (asset)/obligation ............               --       (204)          (204)
 Amortization of prior service cost.................              138         132            132
 Recognized net actuarial (gain)/loss...............             (401)       (597)          (540)
                                                               ------     -------        -------
 Net periodic pension cost .........................           $    8     ($  553)       ($  542)
                                                               ======     =======        ========

                            NOTES TO THE CONSOLIDATED

    Substantially all of the shoreside employees participate in a qualified defined contribution plan. Contributions under the plan are determined annually by the Board of Directors of Maritrans Inc. and were $132,000, $256,000 and $375,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Approximately 51 percent of the Company's employees are covered under collective bargaining agreements.

    Beginning in 1999, all of the Company's seagoing employee retirement benefits are provided through contributions to industry-wide, multi-employer seaman's pension plans. Prior to 1999, the seagoing supervisors were included in the Company's retirement plan as discussed above. Contributions to industry-wide, multi-employer seamen's pension plans, which cover substantially all seagoing personnel, were approximately $997,000, $940,000 and $1,029,000 for the years ended December 31, 2002, 2001 and 2000, respectively. These contributions include funding for current service costs and amortization of prior service costs of the various plans over periods of 30 to 40 years. The pension trusts and union agreements provide that contributions be made at a contractually determined rate per man-day worked. Maritrans Inc. and its subsidiaries are not administrators of the multi-employer seamen's pension plans.

8. Debt

Long term debt is as follows:

                                                                                               December 31,
                                                                                        2002                 2001
                                                                                        ----                 ----
                                                                                                ($000)
Term loan, graduated quarterly payments, maturity date January 2007, variable
    interest rate (3.64% at December 31, 2002) .....................................  $ 41,250            $ 36,000
Revolving credit facility with Citizens Bank variable interest rate ................    27,500                  --
Vessel notes payable, no stated interest rate (interest imputed at a rate of 6.5%)
    repaid in 2002 .................................................................        --               2,545
Vessel notes payable, variable interest rate (5.48% at December 31, 2001) repaid
    in 2002 ........................................................................        --               4,443
                                                                                       -------             -------
                                                                                        68,750              42,988
Less current portion ...............................................................     5,750              10,738
                                                                                       -------             -------
                                                                                       $63,000             $32,250
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

    In November 2001, the Company entered into an $85 million credit and security agreement ("Credit Facility") with Citizens Bank (formerly Mellon Bank N.A.) and a syndicate of other financial institutions ("Lenders"). Pursuant to the terms of the Credit Facility, the Company could borrow up to $45 million of term loans and up to $40 million under a revolving credit facility. Interest is variable based on either the LIBOR rate plus an applicable margin (as defined) or at prime rate. Principal payments on the term loans are required on a quarterly basis and began in April 2002. The Credit Facility expires in November 2007, at which time all amounts are due. The Company has granted first preferred ship mortgages and a first security interest in some of the Company's vessels and other collateral to the Lenders as a guarantee of the Credit Facility. At December 31, 2002, there was $41.3 million of term loans outstanding under the Credit Facility and $27.5 million outstanding under the revolving line of credit.

                            NOTES TO THE CONSOLIDATED

    The Credit Facility requires the Company to maintain its properties in good condition, maintain specified insurance on its properties and business, and abide by other covenants, which are customary with respect to such borrowings. The Credit Facility also requires the Company to meet certain financial covenants. The Company was in compliance with all applicable covenants at December 31, 2002.


    The maturity schedule for outstanding indebtedness under existing debt agreements at December 31, 2002 is as follows:

                                                                     ($000)

          2003 .........................................             $5,750
          2004 .........................................              7,500
          2005 .........................................             11,000
          2006 .........................................             13,500
          2007 .........................................             31,000
                                                                    -------
                                                                    $68,750
                                                                    =======

9. Commitments and Contingencies

    Minimum future rental payments under noncancellable operating leases at December 31, 2002 are as follows:

                                                                     ($000)

          2003 ...................................                    $ 491
          2004 ...................................                      507
          2005 ...................................                      457
          2006 ...................................                      407
          2007 ...................................                      421
          Thereafter .............................                    1,001
                                                                     ------
                                                                     $3,284
                                                                     ======

    Total rent expense for all operating leases was $578,000, $582,000, and $584,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

    In the ordinary course of its business, claims are filed against the Company for alleged damages in connection with its operations. Management is of the opinion that the ultimate outcome of such claims at December 31, 2002 will not have a material adverse effect on the consolidated financial statements.

    In July 2002, the Company received a $0.5 million litigation award and is included in other income in the consolidated statement of income.

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

    In November 2002, the Company awarded a contract to rebuild a fifth large single hull barge, the OCEAN STATES, to a double hull configuration, which is expected to have a total cost of approximately $21 million. The Company intends to finance this project from a combination of internally generated funds and borrowings under the Company's Credit Facility.

                            NOTES TO THE CONSOLIDATED

10. Subsequent Event

        In December 1999, the Company sold 18 vessels from its Northeast fleet to K-Sea Transportation. The purchaser alleged that the Company breached warranties in the contract of sale pertaining to one of the vessels and initiated binding arbitration to recover damages arising from the alleged breach. The purchaser claimed damages of approximately $1.5 million. On January 24, 2002, the arbitrators ordered the Company to pay $335,000, including pre-judgment interest to K-Sea Transportation. This amount was recorded in other income in the year ended December 31, 2002 consolidated statement of income.

11. Quarterly Financial Data (Unaudited)

                                                        First           Second           Third         Fourth
                                                       Quarter          Quarter          Quarter       Quarter
                                                       -------          -------          -------       -------
                                                               ($000, except per share amounts)
2002
----
Revenues ..................................             $31,323          $32,468        $ 30,586      $ 34,610
Operating income ..........................               5,311            4,738           2,600         3,955
Net income ................................               2,957            2,759           1,687         2,111
Basic earnings per share...................             $  0.35          $  0.35          $ 0.21        $ 0.27
Diluted earnings per share.................             $  0.32          $  0.32          $ 0.20        $ 0.25

2001
----
Revenues ..................................             $31,567          $31,834        $ 28,284      $ 31,725
Operating income ..........................               4,897            5,336           2,684         4,895
Income before extraordinary item ..........               2,660            2,954           1,422         3,157
Net income                                                2,660            2,954           1,422           656
Income before extraordinary item per share.
   Basic earnings per share................              $ 0.26          $  0.29          $ 0.14        $ 0.33
   Diluted earnings per share..............              $ 0.24          $  0.28          $ 0.14        $ 0.30


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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
                                    PART III

Item 10. Directors and Executive Officers of the Registrant

    Information with respect to directors of the Registrant, and information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, is incorporated herein by reference to the Registrant's definitive Proxy Statement (the "Proxy Statement") to be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days after the close of the year ended December 31, 2002, under the captions "Information Regarding Nominees For Election As Directors And Regarding Continuing Directors" and "Section 16(A) Beneficial Ownership Reporting Compliance."

    The individuals listed below are directors and executive officers of Maritrans Inc. or its subsidiaries.

              Name                Age(1)                               Position
              ----                ------                               --------
 Stephen A. Van Dyck                59     Chairman of the Board of Directors and Chief Executive Officer
 Dr. Robert E. Boni (2)(3)          75     Lead Director
 Dr. Craig E. Dorman (2)(4)         62     Director
 Frederick C. Haab (2)(3)           65     Director
 Robert J. Lichtenstein (4)         55     Director
 Brent A. Stienecker (3)            64     Director
 Philip J. Doherty                  43     President of Maritrans General Partner Inc.
 Walter T. Bromfield                47     Vice President and Chief Financial Officer
 Stephen M. Hackett                 44     President, Chartering Division of Maritrans Operating Company L.P.
 Peter G. Nielsen                   53     President, Operations Division of Maritrans Operating Company L.P.
 Janice M. Van Dyck                 43     Secretary

(1) As of March 1, 2003
(2) Member of the Compensation Committee
(3) Member of the Audit Committee
(4) Member of the Nominating Committee

    In February 2003, the Board of Directors of Maritrans Inc. announced the appointment of Philip J. Doherty to Chief Executive Officer effective April 1, 2003. Stephen A. Van Dyck will continue to be employed by the Company as Chairman of Maritrans Inc.

    Mr. Van Dyck has been Chairman of the Board and Chief Executive Officer of the Company and its predecessor since April 1987. For the previous year, he was a Senior Vice President - Oil Services, of Sonat Inc. and Chairman of the Boards of the Sonat Marine Group, another predecessor, and Sonat Offshore Drilling Inc. For more than five years prior to April 1986, Mr. Van Dyck was the President and a director of the Sonat Marine Group and Vice President of Sonat Inc. Mr. Van Dyck is a member of the Board of Directors of Amerigas Propane, Inc. Mr. Van Dyck is also the Chairman of the Board and a director of the West of England Ship Owners Mutual Insurance Association (Luxembourg), a mutual insurance association. See "Certain Transactions" in the Proxy Statement.

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

    Mr. Hackett is President, Chartering Division of Maritrans Operating Company L.P., a wholly owned subsidiary of the Company, and has been continuously employed in various capacities by Maritrans or its predecessors since 1980.

    Mr. Nielsen is President, Operations Division of Maritrans Operating Company L.P., a wholly owned subsidiary of the Company and began employment with the Company in 2002. From 2000 to 2002, Mr. Nielsen was Managing Partner of P.G. Nielsen and Company, LLC. From 1998 to 2000, Mr. Nielsen Managing Director at Seabulk Offshore, S.A. From 1996 to 1998, Mr. Nielsen was Director, Project Management at Hvide Marine Inc.

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

Item 14  Controls and Procedures

     As of December 31, 2002, an evaluation was performed with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Company's internal controls or other factors that could significantly affect internal controls subsequent to December 31, 2002.

                                     PART IV


Item 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


                                                                                                   Page
                                                                                                   ----
(a)      (1)    Financial Statements

                Report of Independent Certified Public Accountants                                  19

                Maritrans Inc. Consolidated Balance Sheets at December 31, 2002 and 2001            20

                Maritrans  Inc.  Consolidated  Statements  of  Income  for  the  years  ended       21
                December 31, 2002, 2001 and 2000

                Maritrans  Inc.  Consolidated  Statements  of Cash Flows for the years  ended       22
                December 31, 2002, 2001 and 2000

                Maritrans Inc. Consolidated  Statements of Stockholders' Equity for the years       23
                ended December 31, 2002, 2001 and 2000

                Notes to the Consolidated Financial Statements                                      24

         (2)    Financial Statement Schedules

                Schedule II Maritrans  Inc.  Valuation  Accounts for the years ended December       43
                31, 2002, 2001 and 2000.

                All other schedules called for under Regulation S-X are not submitted because they are not applicable, not required, or because the required information is not material, or is included in the financial statements or notes thereto.

(b)             Reports on Form 8-K


              No reports on Form 8-K were filed in the quarter ended December 31, 2002

 Exhibits

                                  Exhibit Index
                                  -------------

 3.1 Certificate of Incorporation of the Registrant, as amended (Incorporated by reference herein to the Exhibit of the same number filed with the Corporation's Post-Effective Amendment No. 1 to Form S-4 Registration Statement No. 33-57378 dated January 26, 1993).

 3.2 By Laws of the Registrant, amended and restated February 9, 1999 (Incorporated by reference herein to the Exhibit number in parentheses filed with Maritrans Inc. Annual Report on Form 10-K, dated March 30, 1999 for the fiscal year ended December 31, 1998.).

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

 4.2 Rights Agreement dated as of August 1, 2002, between Maritrans Inc, and American Stock Transfer and Trust (Incorporated by reference herein to Exhibit 4 filed with the Maritrans Inc. Form 8-K, dated August 1,
         2002).

10.4(a) Agreement of Sale dated October 11, 1999 between Maritrans Operating Partners L.P. and K-Sea Transportation LLC (Incorporated by reference herein to Exhibit 10 filed with the Maritrans Inc. Form 8-K, dated December 22, 1999).

10.4(b) Credit and Security Agreement dated November 20, 2001, among Maritrans Inc., the Other Borrowers and Lenders and Mellon Bank N.A. for a term loan up to $45,000,000 and a revolving credit facility up to $40,000,000 (Incorporated by reference herein to Exhibit 10.4(f) filed with the Maritrans Inc. Annual Report on Form 10-K, dated March 15, 2002 for the fiscal year ended December 31, 2001).

         Executive Compensation Plans and Arrangements

10.5 Severance and Non-Competition Agreement, as amended and restated effective June 30, 2001, between Maritrans General Partner Inc. and Stephen M. Hackett (Incorporated by reference herein to the Exhibit
         10.5 filed with the Maritrans Inc. Annual Report on Form 10-K, dated March 15, 2002 for the fiscal year ended December 31, 2001).

10.7 Employment Agreement, as amended and restated effective April 1, 2003 between Maritrans Inc. and Stephen A. Van Dyck.

10.9 Employment, Severance and Non-Competition Agreement, effective December 14, 2001, between Maritrans Inc. and Janice M. Van Dyck (Incorporated by reference herein to the Exhibit 10.9 filed with the Maritrans Inc. Annual Report on Form 10-K, dated March 15, 2002 for the fiscal year ended December 31, 2001).

10.10 Profit Sharing and Savings Plan of Maritrans Inc. as amended and restated effective January 1, 2002.

10.11 Executive Award Plan of Maritrans GP Inc. (Incorporated by reference herein to Exhibit 10.31 filed with the Maritrans Partners L. P. Annual Report on Form 10-K, dated March 29, 1993 for the fiscal year ended December 31, 1992).

10.12 Excess Benefit Plan of Maritrans GP Inc. as amended and restated effective January 1, 1988 (Incorporated by reference herein to Exhibit
         10.32 filed with the Maritrans Partners L. P. Annual Report on Form 10-K, dated March 29, 1993 for the fiscal year ended December 31,
         1992).

10.13 Retirement Plan of Maritrans GP Inc. as amended and restated effective January 1, 2002

10.15 Executive Compensation Plan as amended and restated effective March 18, 1997 (Incorporated by reference herein to Exhibit A of the Registrant's definitive Proxy Statement filed on March 31, 1997).

10.16 1999 Directors Equity and Key Employees Equity Compensation Plan (Incorporated by reference herein to the Exhibit 99.1 filed with the Maritrans Inc. Form S-8 Registration Statement No. 333-79891 dated June 3, 1999).

10.17 Severance and Non-Competition Agreement, as amended and restated effective October 1, 2002, between Maritrans General Partner Inc. and Philip J. Doherty (Incorporated by reference herein to the Exhibit
         10.17 filed with the Maritrans Inc. quarterly report on Form 10-Q, dated November 12, 2002 for the quarter ended September 30, 2002).

10.18 Severance and Non-Competition Agreement, as amended and restated effective July 12, 2002, between Maritrans Inc. and Walter T. Bromfield (Incorporated by reference herein to the Exhibit 10.18 filed with the Maritrans Inc. quarterly report on Form 10-Q, dated November 12, 2002 for the quarter ended September 30, 2002).

10.19 Severance and Non-Competition Agreement effective September 25, 2002, between Maritrans General Partner Inc. and Peter G. Nielsen (Incorporated by reference herein to the Exhibit 10.19 filed with the Maritrans Inc. quarterly report on Form 10-Q, dated November 12, 2002 for the quarter ended September 30, 2002).

21.1     Subsidiaries of Maritrans Inc.

23.1     Consent of Independent Certified Public Accountants

99.1     Certification of Chief Executive Officer

99.2     Certification of Chief Financial Officer

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MARITRANS INC.
                                      (Registrant)
                                       By:  /s/ Stephen A. Van Dyck
                                           ------------------------------
                                            Stephen A. Van Dyck
                                            Chairman of the Board
                                            Dated: March 10, 2003


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    By:
         /s/ Stephen A. Van Dyck
         ----------------------------------------
         Stephen A. Van Dyck                      Chairman of the Board and        Dated:  March 10, 2003
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)
    By:
         /s/ Dr. Robert E. Boni
         ----------------------------------------
         Dr. Robert E. Boni                       Lead Director                    Dated:  March 10, 2003
    By:
         /s/ Dr. Craig E. Dorman
         ----------------------------------------
         Dr. Craig E. Dorman                      Director                         Dated:  March 10, 2003
    By:
         /s/ Frederick C. Haab
         ----------------------------------------
         Frederick C. Haab                        Director                         Dated:  March 10, 2003
    By:
         /s/ Robert J. Lichtenstein
         ----------------------------------------
         Robert J. Lichtenstein                   Director                         Dated:  March 10, 2003
    By:
         /s/ Brent A. Stienecker
         ----------------------------------------
         Brent A. Stienecker                      Director                         Dated:  March 10, 2003
    By:
         /s/ Walter T. Bromfield
         ----------------------------------------
         Walter T. Bromfield                      Chief Financial Officer          Dated:  March 10, 2003
                                                  (Principal Financial Officer)
    By:
         /s/ Judith M. Cortina
         ----------------------------------------
         Judith M. Cortina                        Controller                       Dated:  March 10, 2003
                                                  (Principal Accounting Officer)


                                  CERTIFICATION

I, Stephen A. Van Dyck, certify that:

    1.   I have reviewed this annual report on Form 10-K of Maritrans Inc.;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 10, 2003                               /s/ Stephen A. Van Dyck
                                                   ------------------------
                                                   Stephen A. Van Dyck
                                                   Chief Executive Officer

                                  CERTIFICATION

I, Walter T. Bromfield, certify that:

    1.   I have reviewed this annual report on Form 10-K of Maritrans Inc.;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 10, 2003                                  /s/ Walter T. Bromfield
                                                      ------------------------
                                                      Walter T. Bromfield
                                                      Chief Financial Officer

                                 MARITRANS INC.

                        SCHEDULE II - VALUATION ACCOUNTS

                                     ($000)

                                                      BALANCE AT     CHARGED TO                          BALANCE
                                                      BEGINNING       COSTS AND                         AT END OF
              DESCRIPTION                             OF PERIOD       EXPENSES         DEDUCTIONS        PERIOD
              -----------                             ----------     ----------        ----------       ---------
JANUARY 1 TO DECEMBER 31, 2000
Allowance for doubtful accounts ..........              $1,393          $  77            $ 254(a)         $1,216
Allowance for notes receivable............              $4,500         $   --           $   --            $4,500
Accrued shipyard costs ...................             $17,403        $10,466           $7,942(b)        $19,927

JANUARY 1 TO DECEMBER 31, 2001
Allowance for doubtful accounts ..........              $1,216         $(469)            $  57(a)          $ 690
Allowance for notes receivable............              $4,500          $  --            $  --            $4,500
Accrued shipyard costs ...................             $19,927        $ 7,927          $11,929(b)        $15,925

JANUARY 1 TO DECEMBER 31, 2002
Allowance for doubtful accounts ..........               $ 690          $  --            $  --             $ 690
Allowance for notes receivable............              $4,500          $  --            $  --            $4,500
Accrued shipyard costs ...................             $15,925       $ 12,860          $16,135(b)        $12,650

------------

(a) Deductions are a result of write-offs of uncollectible accounts receivable for which allowances were previously provided.

(b) Deductions reflect expenditures for major periodic overhauls.