Form 10-Q
period 2003-03-31
MARITRANS INC /DE/
filed 2003-05-14
CIK 810113

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

(Mark One)

 X       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934


For the Quarterly Period ended March 31, 2003
                               --------------

                                       or

___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to __________

Commission File Number 1-9063
                       ------

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

                             Yes __X__      No _____

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                             Yes __X__     No ______

   Common Stock $.01 par value, 8,138,026 shares outstanding as of May 8, 2003

                                 MARITRANS INC.
                                      INDEX

                                                                                                                Page
                                                                                                                ----
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets - March 31, 2003 and December 31, 2002                    3

                  Condensed Consolidated Statements of Income - Three months ended March 31,
                    2003 and 2002                                                                                 4

                  Condensed Consolidated Statements of Cash Flows - Three months ended March 31,
                    2003 and 2002                                                                                 5

                  Notes to Condensed Consolidated Financial Statements                                            6


Item 2.           Management's Discussion and Analysis of Financial Condition and Results
                    of Operations                                                                                10

Item 3.           Qualitative and Quantitative Disclosures About Market Risk                                     16

Item 4.           Controls and Procedures                                                                        16

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                                              17

Item 6.           Exhibits and Reports on Form 8-K                                                               18


SIGNATURES                                                                                                       19

                          PART I: FINANCIAL INFORMATION

                                 MARITRANS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ($000)

                                                                               March 31,       December 31,
                                                                                  2003              2002
                                                                              -----------       ------------
                                                                              (Unaudited)         (Note 1)
ASSETS

Current assets:
     Cash and cash equivalents                                                 $   2,392          $      239
     Trade accounts receivable                                                    10,521               9,396
     Other accounts receivable                                                     2,770               2,696
     Inventories                                                                   3,070               3,253
     Deferred income tax benefit                                                   8,097               8,097
     Prepaid expenses                                                              1,731               3,135
                                                                                --------           ---------
          Total current assets                                                    28,581              26,816

Vessels and equipment                                                            343,415             339,574
     Less accumulated depreciation                                               167,824             162,713
                                                                                --------           ---------
          Net vessels and equipment                                              175,591             176,861

Note receivable                                                                    3,677               3,780
Goodwill                                                                           2,863               2,863
Other                                                                              1,027               1,237
                                                                                --------           ---------
          Total assets                                                          $211,739            $211,557
                                                                                ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Debt due within one year                                                  $   6,000           $   5,750
     Trade accounts payable                                                        2,435               2,829
     Accrued shipyard costs                                                        5,815               5,060
     Accrued wages and benefits                                                    3,301               1,718
     Accrued insurance                                                             1,654               1,655
     Other accrued liabilities                                                     3,658               1,987
                                                                                --------           ---------
          Total current liabilities                                               22,863              18,999

Long-term debt                                                                    56,000              63,000
Accrued shipyard costs                                                             8,722               7,590
Other liabilities                                                                  3,248               3,149
Deferred income taxes                                                             49,432              49,432

Stockholders' equity:
     Common stock                                                                    136                 135
     Capital in excess of par value                                               81,738              80,980
     Retained earnings                                                            38,340              36,061
     Unearned compensation                                                        (1,088)               (759)
     Less: Cost of shares held in treasury                                       (47,652)            (47,030)
                                                                                --------           ---------
          Total stockholders' equity                                              71,474              69,387
                                                                                --------           ---------
          Total liabilities and stockholders' equity                            $211,739            $211,557
                                                                                ========            ========

See notes to financial statements.

                                 MARITRANS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                        ($000, except per share amounts)



                                                                               Three Months Ended March 31,
                                                                              2003                     2002
                                                                           ----------                ---------
Revenues                                                                    $ 35,929                  $ 31,323

Costs and expenses:
    Operation expense                                                         18,880                    15,632
    Maintenance expense                                                        4,330                     3,824
    General and administrative                                                 2,165                     1,935
    Depreciation and amortization                                              5,111                     4,621
                                                                            --------                  --------

    Total operating expense                                                   30,486                    26,012
                                                                            --------                  --------

Operating income                                                               5,443                     5,311

Interest expense                                                                (608)                     (806)
Other income                                                                     211                       226
                                                                            --------                  --------

Income before income taxes                                                     5,046                     4,731

Income tax provision                                                           1,867                     1,774
                                                                            --------                  --------

Net income                                                                  $  3,179                  $  2,957
                                                                            ========                   =======

Basic earnings per share                                                    $   0.40                  $   0.35
Diluted earnings per share                                                  $   0.37                  $   0.32
Dividends declared per share                                                $   0.11                  $   0.10


See notes to financial statements.

                                 MARITRANS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                     ($000)


                                                                                           Three Months Ended March 31,
                                                                                            2003                 2002
                                                                                   ------------------- ---------------------
Cash flows from operating activities:
     Net income                                                                             $  3,179            $  2,957
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                                        5,111               4,621
          Changes in receivables, inventories and prepaid expenses                               388                (417)
          Changes in current liabilities, other than debt                                      3,614               2,589
          Other                                                                                1,318                (244)
                                                                                            --------            --------
                                                                                              10,431               6,549
                                                                                            --------            --------

          Net cash provided by operating activities                                           13,610               9,506

Cash flows from investing activities:
     Collections on notes receivable                                                             378                 404
     Purchase of vessels and equipment                                                        (3,841)             (4,634)
                                                                                            --------            --------

          Net cash used in investing activities                                               (3,463)             (4,230)
                                                                                            --------            --------

Cash flows from financing activities:
     Borrowings under long-term debt                                                              --               9,000
     Payment of long-term debt                                                                (1,250)             (6,988)
     Net (repayments) borrowings under revolving credit facilities                            (5,500)             19,000
     Purchase of treasury stock                                                                 (344)            (25,145)
     Proceeds from exercise of stock options                                                      --                 706
     Dividends declared and paid                                                                (900)               (822)
                                                                                            --------            --------
          Net cash used in financing activities                                               (7,994)             (4,249)
                                                                                            --------            --------

Net increase in cash and cash equivalents                                                      2,153               1,027
Cash and cash equivalents at beginning of period                                                 239               3,558
                                                                                            --------            --------

Cash and cash equivalents at end of period                                                  $  2,392            $  4,585
                                                                                            ========            ========



     See notes to financial statements

                                 MARITRANS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003



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

        In the opinion of management, the accompanying condensed consolidated financial statements of Maritrans Inc., which are unaudited (except for the Condensed Consolidated Balance Sheet as of December 31, 2002, which is derived from audited financial statements), include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial statements of the consolidated entities.

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        Pursuant to the rules and regulations of the Securities and Exchange Commission, the unaudited condensed consolidated financial statements do not include all of the information and notes normally included with annual financial statements prepared in accordance with generally accepted accounting principles. These financial statements should be read in conjunction with the consolidated historical financial statements and notes thereto included in the Company's Form 10-K for the period ended December 31, 2002.

        Certain amounts in the prior year financial statements have been reclassified to conform to their current year presentation.

2.     Earnings per Common Share

       The following data show the amounts used in computing basic and diluted earnings per share ("EPS"):

                                                                                         Three Months Ended March 31,
                                                                                          2003                 2002
                                                                                          ----                 ----
                                                                                                  (000's)
       Income available to common stockholders used in basic EPS                         $ 3,179            $ 2,957

       Weighted average number of common shares used in basic EPS                          7,883              8,528

       Effect of dilutive stock options and restricted shares                                633                656

       Weighted number of common shares and dilutive  potential  common stock
       used in diluted EPS                                                                 8,516              9,184

3.     Income Taxes

       The Company's effective tax rate differs from the federal statutory rate due primarily to state income taxes and certain nondeductible items.

4.     Share Buyback Program

       On February 9, 1999, the Board of Directors authorized a share buyback program (the "Program") for the acquisition of up to one million shares of the Company's common stock. In February 2000 and again in February 2001, the Board of Directors authorized the acquisition of an additional one million shares in the Program. The total authorized shares under the Program is three million. As of March 31, 2003, 2,485,442 shares have been repurchased under the Program and were financed from internally generated funds, leaving 514,558 shares authorized for repurchase.

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

       The Company adopted the provisions of SFAS 145 beginning January 1, 2003 and, accordingly, will reclassify the loss of $2.5 million on the retirement of debt which occurred in the fourth quarter of 2001 from an extraordinary item to a separate component of income before taxes in the fourth quarter of the 2003 Consolidated Statement of Income.

       In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide three alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, "Interim Financial Reporting". SFAS 148 is effective for fiscal years ending after December 15, 2002, with certain disclosure requirements effective for interim periods beginning after December 15, 2002. The Company adopted the transition provisions of SFAS 148 using the prospective method beginning January 1, 2003. The prospective method requires the Company to recognize the fair value of all employee stock awards in its consolidated financial statements of income beginning on the date of adoption.

       Pro forma information regarding net income and earnings per share is required by Statement 123 and was determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The Company's pro forma information for the quarters ended March 31, is as follows:



                                                              2003                 2002
                                                              ----                 ----
                                                            ($000, except per share data)
    Net income as reported.........................           $3,179              $2,957
     Add: Stock based compensation included in net
          income, net of tax.......................                7                  --
     Deduct: Total stock based compensation
          determined under the fair value based
          method, net of tax.......................              (30)                (30)
                                                              ------              ------
    Pro forma net income...........................           $3,156              $2,927
                                                              ======              ======
    Basic earnings per share as reported...........           $ 0.40               $0.35
    Pro forma basic earnings per share.............           $ 0.40               $0.34
    Diluted earnings per share as reported.........           $ 0.37               $0.32
    Pro forma diluted earnings per share ..........           $ 0.37               $0.32


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

The forward-looking statements included in this 10-Q relate to future events or the Company's future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "seem," "should," "believe," "future," "potential," "estimate," "offer," "opportunity," "quality," "growth," "expect," "intend," "plan," "focus," "through," "strategy," "provide," "meet," "allow," "represent," "commitment," "create," "implement," "result," "seek," "increase," "establish," "work," "perform," "make," "continue," "can," "will," "include," or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on the Company's current plans or assessments that are believed to be reasonable as of the date of this 10-Q. Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecast, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the factors outlined in this 10-Q, changes in oil companies' decisions as to the type and origination point of the crude that it produces, changes in the amount of imported petroleum products, competition for marine transportation, domestic and international oil consumption, the continuation of federal law restricting United States point-to-point maritime shipping to U.S. vessels (the Jones Act), demand for petroleum products, future spot market rates, changes in interest rates, the effect of war or terrorists activities and the general financial, economic, environmental and regulatory conditions affecting the oil and marine transportation industry in general. Given such uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. These factors may cause the Company's actual results to differ materially from any forward-looking statement.

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

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in Part I Item 1 of this Form 10-Q and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2002 contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Results of Operations

Time Charter Equivalent ("TCE") is a commonly used industry measure where direct voyage costs are deducted from revenue. Maritrans enters into various types of charters, some of which involve the customer paying substantially all voyage costs, while other types of charters involve Maritrans paying some or substantially all of the voyage costs. The Company's management believes that the presentation of TCE revenue provides useful information regarding the Company's financial condition and results of operation because TCE revenue essentially nets the voyage costs and voyage revenue to yield a measure that is comparable between periods regardless of the types of charters utilized. These voyage costs are included in the "Operation expense" line item in the Consolidated Statements of Income. TCE revenue is a non-GAAP financial measure and a reconciliation of TCE revenue to revenue, the most directly comparable GAAP measure, is set forth below.

Three Month Comparison

TCE revenue for the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002 is as follows:

                                              3/31/03           3/31/02
                                             --------          --------
           Voyage revenue                     $35,929           $31,323
           Voyage costs                         7,085             4,381
                                             --------          --------
           Time Charter Equivalent            $28,844           $26,942
                                             ========          ========

TCE revenue increased from $26.9 million to $28.8 million, an increase of $1.9 million or 7 percent, over the comparable quarter in 2002. Vessel utilization, as measured by revenue days divided by calendar days available, increased from
82.8 percent in the first quarter of 2002 to 89.5 percent in the first quarter of 2003. The increase in utilization had a positive impact on voyage revenue and resulted from less vessel out of service time for maintenance in the first quarter of 2003 compared to the first quarter of 2002. In the first quarter of 2002, the MARITRANS 252 re-entered service early in February after the completion of her double hull rebuild. No vessels were out of service in the first quarter of 2003 for double-hulling. Barrels of cargo transported increased from 42.9 million in the first quarter of 2002 to 45.5 million in the first quarter of 2003. The majority of the Company's fleet was deployed in contract business in the first quarter of 2003 with limited exposure to the Jones Act shipping spot market. Due to the contracts and the high refinery margins experienced by the Philadelphia area refineries in the first quarter of 2003, there was increased demand for the Company's services.

Spot market rates were higher than the same period in 2002 primarily due to fuel cost increases. These fuel cost increases resulted from cold weather in the Northeast and low distillate inventories throughout the U.S. along with supply disturbances due to preparations for the war with Iraq, the Venezuelan oil industry strike and accelerated U.S. Gulf refinery maintenance. European imports continued to impact supply and demand for refined products in the Northeastern U.S.

The Company expects that spot market rates in the second quarter of 2003 will increase as the U.S. Gulf refineries get back on line, the Venezuela oil industry strike ends and the U.S. distillate and gasoline stock inventories are replenished. The Company believes there remains considerable uncertainty in what will happen to spot market rates in the third and fourth quarters for the remainder of 2003 due to numerous events impacting world economic factors including the war with Iraq, economic recovery in the U.S., Europe and Asia and other factors.

Voyage costs increased from $4.4 million in the first quarter of 2002 to $7.1 million in the first quarter of 2003, an increase of $2.7 million or 61 percent. Most of the increase in voyage costs was in fuel costs, discussed above. The average price per gallon of fuel increased almost 84 percent compared to the same quarter in 2002. The remainder of the increase resulted from higher port charges.

Operation expense, excluding voyage costs discussed above, of $11.8 million in the first quarter of 2003 were consistent with $11.3 million in the first quarter of 2002. Maintenance expenses increased $0.5 million or 13 percent from $3.8 million in the first quarter of 2002 to $4.3 million in the first quarter of 2003. Routine maintenance incurred during voyages and in port has declined $0.4 million from the first quarter of 2002 to the first quarter of 2003, while expenses incurred for maintenance in shipyards has increased $0.9 million from the first quarter of 2002 to the first quarter of 2003. In the second half of 2002, the Company increased its shipyard accrual rate to reflect the expected rise in costs resulting from an increase in regulatory and customer vetting requirements, which increases the amount of maintenance performed in the shipyard. This higher accrual rate continues in 2003.

Operating income increased as a result of the aforementioned changes in revenue and expenses and is consistent with the first quarter of 2002.

Interest expense in the first quarter of 2003 of $0.6 million decreased compared to $0.8 million in the first quarter of 2002 as a result of a decrease in interest rates and a decrease in the amount of debt outstanding, which decreased the amount of interest due.

Net income for the first quarter of 2003 increased compared to the first quarter of 2003 due to the aforementioned changes in revenue and expenses.

Liquidity and Capital Resources

For the three months ended March 31, 2003, funds provided by operating activities were $13.6 million. These funds, augmented by the Company's Credit Facility, were sufficient to meet debt service obligations and loan agreement restrictions, to make capital acquisitions and improvements and to allow the Company to pay a dividend in the current quarter. Management believes funds provided by operating activities, augmented by the Company's Credit Facility, described below, and investing activities, will be sufficient to finance operations, anticipated capital expenditures, lease payments and required debt repayments for the foreseeable future. While dividends have been made quarterly in each of the last two years, there can be no assurances that the dividend will continue. The ratio of total debt to capitalization is .46:1 at March 31, 2003.

On February 9, 1999, the Board of Directors authorized a share buyback program for the acquisition of up to one million shares of the Company's common stock, which represented approximately 8 percent of the 12.1 million shares outstanding at that time. In February 2000 and again in February 2001, the Board of Directors authorized the acquisition of an additional one million shares in the program. The total authorized shares under the buyback program are three million. As of March 31, 2003, 2,485,442 shares have been purchased under the plan and financed by internally generated funds. The Company intends to hold the majority of the shares as treasury stock, although some shares will be used for employee compensation plans and others may be used for acquisition currency and/or other corporate purposes.

In November 2001, the Company entered into a credit facility, discussed in "Debt Obligations and Borrowing Facility" below. The amortization of the term portion of the facility calls for escalating payments over the life of the debt. The Credit Facility requires the Company to maintain its properties in a specific manner, maintain specified insurance on its properties and business, and abide by other covenants, which are customary with respect to such borrowings. The Credit Facility also requires the Company to meet certain financial covenants. If the Company fails to comply with any of the covenants contained in the Credit Facility, the Lenders may foreclose on the collateral or call the entire balance outstanding on the Credit Facility immediately due and payable. The Company was in compliance with all applicable covenants at March 31, 2003 and currently expects to remain in compliance going forward.

Total future commitments and contingencies related to the Company's outstanding debt facility and noncancellable operating leases, as of March 31, 2003, are as follows:


                                                                    ($000's)
                                   2003*       2004           2005           2006          2007         Thereafter      Total
                                   ----        ----           ----           ----          ----         ----------      -----
         Debt Obligations         $4,500       $7,500        $11,000        $13,500       $25,500              --       $62,000
  Contractual Obligations         10,000        4,000             --             --            --              --        14,000
         Operating Leases            340          507            457            407           421           1,001         3,133
                                 -------      -------      ---------        -------       -------         -------        ------
                    Total        $14,840      $12,007        $11,457        $13,907       $25,921          $1,001       $79,133
                                 =======      =======        =======        =======       =======          ======       =======

* For the period April 1, 2003 through December 31, 2003.

In November 2002, the Company awarded a contract to rebuild a fifth large single hull barge, the OCEAN STATES, to a double hull configuration, which is expected to have a total cost of approximately $21 million. As of March 31, 2003, $6.0 million has been paid to the shipyard contractor for the project. The Company has financed, and expects to continue the financing of, this project from a combination of internally generated funds and borrowings under the Company's Credit Facility.

Debt Obligations and Borrowing Facility

In November 2001, the Company entered into an $85 million credit and security agreement ("Credit Facility") with Citizens Bank (formerly Mellon Bank N.A.) and a syndicate of other financial institutions ("Lenders"). Pursuant to the terms of the Credit Facility, the Company could borrow up to $45 million of term loans and up to $40 million under a revolving credit facility. Interest is variable based on either the LIBOR rate plus an applicable margin (as defined) or prime rate. Principal payments on the term loans are required on a quarterly basis and began in April 2002. The Credit Facility expires in January 2007. The Company has granted first preferred ship mortgages and a first security interest in some of the vessels and other collateral to the Lenders as a guarantee of the debt. At March 31, 2003, there was $40 million of term loans outstanding under the Credit Facility and $22 million outstanding under the revolving line of credit.

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

Impact of Recent Accounting Pronouncements

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

The Company adopted the provisions of SFAS 145 beginning January 1, 2003 and accordingly, will reclassify the loss of $2.5 million on the retirement of debt which occurred in the fourth quarter of 2001 from an extraordinary item to a separate component of income before taxes in the fourth quarter of the 2003 Consolidated Statement of Income.

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide three alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, "Interim Financial Reporting". SFAS 148 is effective for fiscal years ending after December 15, 2002, with certain disclosure requirements effective for interim periods beginning after December 15, 2002. The Company adopted the transition provisions of SFAS 148 using the prospective method beginning January 1, 2003. The prospective method requires the Company to recognize the fair value of all employee stock awards in its consolidated financial statements of income beginning on the date of adoption.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risk to which the Company is exposed is a change in interest rates on debt instruments. The Company manages its exposure to changes in interest rate fluctuations by optimizing the use of fixed and variable rate debt. As of March 31, 2003, all of the Company's debt is variable rate debt. The table below presents principal cash flows by year of maturity. Variable interest rates disclosed fluctuate with the LIBOR and federal fund rates. The weighted average rate at March 31, 2003 was 3.37%.

Expected years of maturity


 ($000's)                                                    2003*      2004        2005        2006         2007       Total
                                                             -----      ----        ----        ----         ----       -----
 Long-term debt, including current portion                   $4,500     $7,500     $11,000      $13,500     $25,500     $62,000

* For the period April 1, 2003 through December 31, 2003

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2003, an evaluation was performed with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

Part II:  OTHER INFORMATION

ITEM 1. Legal Proceedings

In 1996, Maritrans filed suit against the United States government under the Fifth Amendment to the U.S. Constitution for "taking" Maritrans' tank barges without just compensation. The Fifth Amendment specifically prohibits the United States government from taking private property for public use without just compensation. Maritrans asserts that its vessels were taken by Section 4115 of OPA, which prohibits all existing single-hull tank vessels from operating in U.S. waters under a retirement schedule that began January 1, 1995, and ends on January 1, 2015. This OPA provision will force Maritrans to remove its single-hull barges from service commencing on January 1, 2005 or rebuild them, thus depriving the Company of their continued use for a significant portion of their remaining economic lives. In December 2001, the United States Court of Federal Claims ruled that the OPA double hull requirement did not constitute a taking of Maritrans' vessels. The Company is currently appealing the decision. On February 7, 2003, Oral Argument was held before the Court of Appeals for the Federal Circuit on Maritrans' appeal. The Company anticipates receiving a decision in 2003.

The Company is engaged in patent infringement litigation against a competitor arising out of the Company's double-hull patent. In 2001, Maritrans obtained a patent for its process and methodology of rebuilding single hull tank vessels into double hull vessels. In September, 2001, Penn Maritime, Inc. filed a suit against Maritrans in the U.S. District Court for the Southern District of New York (Penn Maritime, Inc. v. Maritrans Inc.) to invalidate the patent, and, in addition, sought damages of $3 million and an injunction restraining Maritrans from enforcing its patent. Maritrans challenged the jurisdiction of the Court in New York, and on March 31, 2003 the Court dismissed the action. On April 3, 2003, Maritrans sued Penn Maritime, Inc. in U.S. District Court for the Middle District of Florida., (Maritrans Inc. v. Penn Maritime, Inc.) for patent infringement, misappropriation of Maritrans' trade secrets, and other causes of action. The Company currently awaits a response from Penn Maritime, Inc. It is anticipated that Penn Maritime, Inc. will reassert the claims made in the prior action. However, management believes these claims to be without merit.

In December 1999, Maritrans sold 18 vessels from its Northeast fleet to K-Sea Transportation. The purchaser alleged that Maritrans breached warranties in the contract of sale pertaining to one of the vessels and initiated binding arbitration to recover damages arising from the alleged breach. The purchaser claimed damages of approximately $1.5 million. On January 24, 2002, the arbitrators concluded that the Company had technically, if inadvertently, breached a warranty, but also concluded that much of K-Sea's claim was not attributable to Maritrans. The arbitrator deemed that K-Sea was two-thirds at fault for its damages and Maritrans one-third. The Company was ordered to pay $334,546, including pre-judgment interest to K-Sea Transportation, which the Company paid in the first quarter of 2003. The award is not subject to appeal.

ITEM 6.          Exhibits and Reports on Form 8-K
                 --------------------------------
(a)              Exhibits

                 99.1 - Certification of Chief Executive Officer

                 99.2 - Certification of Chief Financial Officer

(b)              Reports on Form 8-K

                 On February 11, 2003, Maritrans Inc. filed a Current Report on Form 8-K. In that Form 8-K under Item 5 "Other Events", the Company announced the appointment of Philip J. Doherty to Chief Executive Officer effective April 1, 2003.

                 On March 21, 2003, Maritrans Inc. filed a Current Report on Form 8-K. In that Form 8-K under Item 5 "Other Events", the Company discussed its war risk and terrorism insurance coverage.

SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of

1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 MARITRANS INC.
                                  (Registrant)




By:            Walter T. Bromfield                           Dated: May 13, 2003
      -------------------------------------
               Walter T. Bromfield
             Chief Financial Officer
          (Principal Financial Officer)







By:             Judith M. Cortina                            Dated: May 13, 2003
     ------------------------------------------
                Judith M. Cortina
                    Controller
            (Principal Accounting Officer)

                                  CERTIFICATION

I, Philip J. Doherty, certify that:

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


Date: May 13, 2003                                       Philip J. Doherty
      ------------                                       -----------------------
                                                         Philip J. Doherty
                                                         Chief Executive Officer

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


Date: May 13, 2003                                       Walter T. Bromfield
      ------------                                       -----------------------
                                                         Walter T. Bromfield
                                                         Chief Financial Officer