Form 10-Q
period 2003-06-30
MARITRANS INC /DE/
filed 2003-08-04
CIK 810113

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

 (Mark One)


 X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---  Exchange Act of 1934


For the Quarterly Period ended June 30, 2003
                               -------------

                                                  or

___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from       to
                               -----   -----

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

                                                  Yes  X     No
                                                      ---       --

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                                  Yes X   No
                                                     ---     --


   Common Stock $.01 par value, 8,166,138 shares outstanding as of July 30, 2003

                                 MARITRANS INC.
                                     INDEX



                                                                                                                       Page
                                                                                                                       ----
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets - June 30, 2003 and December 31, 2002                           3

                  Condensed Consolidated Statements of Income - Three months ended June 30,
                   2003 and 2002                                                                                        4

                  Condensed Consolidated Statements of Income - Six months ended June 30,
                   2003 and 2002                                                                                        5

                  Condensed Consolidated Statements of Cash Flows - Six months ended June 30,
                   2003 and 2002                                                                                        6

                  Notes to Condensed Consolidated Financial Statements                                                  7


Item 2.           Management's Discussion and Analysis of Financial Condition and Results
                  of Operations                                                                                        10

Item 3.           Qualitative and Quantitative Disclosures About Market Risk                                           18

Item 4.           Controls and Procedures                                                                              18


PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                                                    19


Item 6.           Exhibits and Reports on Form 8-K                                                                     20



SIGNATURES                                                                                                             21

                                        2

                          PART I: FINANCIAL INFORMATION

                                 MARITRANS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ($000)


                                                                  June 30,           December 31,
                                                                    2003                 2002
                                                             ----------------------------------------
                                                                 (Unaudited)           (Note 1)
ASSETS

Current assets:
   Cash and cash equivalents                                       $    2,844           $     239
   Trade accounts receivable                                            8,456               9,396
   Other accounts receivable                                            2,855               2,696
   Inventories                                                          3,125               3,253
   Deferred income tax benefit                                          8,097               8,097
   Prepaid expenses                                                     2,683               3,135
                                                                    ---------           ---------
      Total current assets                                             28,060              26,816

Vessels and equipment                                                 346,801             339,574
  Less accumulated depreciation                                       172,983             162,713
                                                                   ----------           ---------
    Net vessels and equipment                                         173,818             176,861

Note receivable                                                         3,560               3,780
Goodwill                                                                2,863               2,863
Other                                                                     925               1,237
                                                                   ----------           ---------
          Total assets                                               $209,226            $211,557
                                                                   ==========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Debt due within one year                                       $   6,500           $   5,750
     Trade accounts payable                                             2,109               2,829
     Accrued shipyard costs                                             5,467               5,060
     Accrued wages and benefits                                         3,811               1,718
     Accrued insurance                                                  1,661               1,655
     Other accrued liabilities                                          5,261               1,987
                                                                     --------           ---------
       Total current liabilities                                       24,809              18,999

Long-term debt                                                         49,000              63,000
Accrued shipyard costs                                                  8,200               7,590
Other liabilities                                                       3,355               3,149
Deferred income taxes                                                  49,432              49,432

Stockholders' equity:
     Common stock                                                         136                 135
     Capital in excess of par value                                    82,065              80,980
     Retained earnings                                                 41,199              36,061
     Unearned compensation                                               (977)               (759)
     Less: Cost of shares held in treasury                            (47,993)            (47,030)
                                                                    ---------            --------
       Total stockholders' equity                                      74,430              69,387
                                                                    ---------           ---------
       Total liabilities and stockholders' equity                    $209,226            $211,557
                                                                    =========           =========
See notes to financial statements.

                                        3

                                     MARITRANS INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                        (Unaudited)
                              ($000, except per share amounts)



                                                          April 1 to                April 1 to
                                                         June 30, 2003            June 30, 2002
                                                  ----------------------------------------------

Revenues                                                  $  36,212                 $   32,468

     Costs and expenses:
         Operations expense                                  18,077                     17,287
         Maintenance expense                                  5,681                      3,634
         General and administrative                           2,120                      2,058
         Depreciation and amortization                        5,168                      4,751
                                                           --------                   --------

         Total operating expense                             31,046                     27,730


     Gain on sale of assets                                   1,099                         --
                                                             ------                     ------

     Operating income                                         6,265                      4,738

     Interest expense                                          (489)                      (555)
     Other income, net                                          183                        232
                                                             ------                     ------

     Income before income taxes                               5,959                      4,415

     Income tax provision                                     2,205                      1,656
                                                             ------                     ------

     Net income                                           $   3,754                 $    2,759
                                                              =====                      =====

     Basic earnings per share                             $    0.47                 $     0.35
     Diluted earnings per share                           $    0.45                 $     0.32
     Dividends declared per share                         $    0.11                 $     0.10



     See notes to financial statements.



                                 MARITRANS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                        ($000, except per share amounts)




                                                                           January 1 to         January 1 to
                                                                          June 30, 2003        June 30, 2002
                                                                      ---------------------------------------
Revenues                                                                $       72,141           $    63,791


     Costs and expenses:
         Operations expense                                                     36,957                32,919
         Maintenance expense                                                    10,011                 7,458
         General and administrative                                              4,285                 3,993
         Depreciation and amortization                                          10,279                 9,372
                                                                               -------               -------

         Total operating expense                                                61,532                53,742

     Gain on sale of assets                                                      1,099                    --
                                                                               -------               -------

     Operating income                                                           11,708                10,049

     Interest expense                                                           (1,097)               (1,361)
     Other income, net                                                             394                   458
                                                                               -------               -------

     Income before income taxes                                                 11,005                 9,146

     Income tax provision                                                        4,072                 3,430
                                                                               -------               -------

     Net income                                                         $        6,933           $     5,716
                                                                               =======               =======


     Basic earnings per share                                           $         0.87           $      0.70
     Diluted earnings per share                                         $         0.82           $      0.64
     Dividends declared per share                                       $         0.22           $      0.20


     See notes to financial statements.


                                 MARITRANS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                     ($000)

                                                                                      January 1 to         January 1 to
                                                                                     June 30, 2003        June 30, 2002
                                                                                   --------------------------------------

Cash flows from operating activities:
  Net income                                                                             $   6,933            $  5,716

  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                                          10,279                9,372
     Changes in receivables, inventories and prepaid expenses                                1,359                 (924)
     Changes in current liabilities, other than debt                                         5,061                3,012
     Other                                                                                   1,026               (2,965)
     Gain on sale of assets                                                                ( 1,099)                  --
                                                                                          --------              -------
                                                                                            16,626                8,495
                                                                                          --------              -------

     Net cash provided by operating activities                                              23,559               14,211


Cash flows from investing activities:
  Collections on notes receivable                                                              220                  520
  Proceeds from sale of assets                                                               1,849                   --
  Purchase of vessels and equipment                                                         (7,986)             (12,485)
                                                                                            ------              -------

     Net cash used in investing activities                                                  (5,917)             (11,965)
                                                                                            ------              -------

Cash flows from financing activities:
  Borrowings under long-term debt                                                               --                9,000
  Payment of long-term debt                                                                 (2,750)              (8,238)
  Net (repayments) borrowings under revolving credit facilities                            (10,500)              21,000
  Purchase of treasury stock                                                                  (150)             (25,147)
  Proceeds from exercise of stock options                                                      158                  879
  Dividends declared and paid                                                               (1,795)              (1,640)
                                                                                          --------             --------
     Net cash used in financing activities                                                 (15,037)              (4,146)
                                                                                          --------             --------

Net increase (decrease) in cash and cash equivalents                                         2,605               (1,900)
Cash and cash equivalents at beginning of period                                               239                3,558
                                                                                          --------             --------

Cash and cash equivalents at end of period                                               $   2,844            $   1,658
                                                                                          ========             ========


  See notes to financial statements

                                        6

                                     MARITRANS INC.
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                       JUNE 30, 2003



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

        Impact of Recent Accounting Pronouncements
        ------------------------------------------
        In April 2002, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("SFAS 145"). SFAS 145 requires, among other things, gains or losses of extinguishment of debt to be classified as income (loss) from continuing operations rather than as an extraordinary item, unless such extinguishment is determined to be extraordinary pursuant to Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Segment of a Business and Extraordinary, Unusual, and Infrequently Occurring Transactions" ("Opinion 30"). The provisions of SFAS 145 related to the rescission of SFAS 4 are effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item must be reclassified.

       The Company adopted the provisions of SFAS 145 beginning January 1, 2003 and, accordingly, will reclassify the loss of $2.5 million on the retirement of debt which occurred in the fourth quarter of 2001 from an extraordinary item to a separate component of income before taxes in the Consolidated Statements of Income in the Company's Form 10-K for the period ended December 31, 2003.

       In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide three alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, "Interim Financial Reporting". SFAS 148 is effective for fiscal years ending after December 15, 2002, with certain disclosure requirements effective for interim periods beginning after December 15, 2002. The Company adopted the transition provisions of SFAS 148 using the prospective method beginning January 1, 2003. The prospective method requires the Company to apply the fair value based method to all employee stock awards granted, modified and settled in its consolidated statements of income beginning on the date of adoption.

       Pro forma information regarding net income and earnings per share is required by Statement 123 and was determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The Company's pro forma information for the quarter and six months ended June 30, is as follows:

                                                        Three months ended               Six months ended
                                                        ------------------               ----------------
                                                              June 30,                       June 30,
                                                              --------                       --------
                                                         2003         2002               2003          2002
                                                         ----         ----               ----          ----
                                                                   ($000, except per share data)
Net income as reported...............................      $3,754         $2,759         $6,933         $5,716
Add: Stock based compensation included in net income,
  net of tax.........................................           7             --             21             --
Deduct: Total stock based compensation determined
  under the fair value based method, net of tax......          34             31             66             61
                                                           ------         ------         ------         ------
Pro forma net income.................................      $3,727         $2,728         $6,888         $5,655
                                                           ======         ======         ======         ======
Basic earnings per share as reported.................       $0.47          $0.35          $0.87          $0.70
Pro forma basic earnings per share...................       $0.47          $0.35          $0.87          $0.69
Diluted earnings per share as reported...............       $0.45          $0.32          $0.82          $0.64
Pro forma diluted earnings per share ................       $0.45          $0.32          $0.82          $0.64


    2.  Earnings per Common Share

        The following data show the amounts used in computing basic and diluted earnings per share ("EPS"):

                                                                       Three Months Ended      Six Months Ended
                                                                             June 30,              June 30,

                                                                          2003       2002       2003       2002
                                                                          ----       ----       ----       ----
                                                                                 (000's)               (000's)
Income available to common stockholders used in basic EPS                  $ 3,754  $ 2,759   $ 6,933     $ 5,716

Weighted average number of common shares used in basic EPS                   7,969    7,889     7,926       8,205
Effect of dilutive stock options and restricted shares                         387      699       510         678
                                                                           -------  -------   -------     -------
Weighted  number of common  shares and  dilutive  potential
common stock used in diluted EPS                                             8,356    8,588     8,436       8,883
                                                                           =======  =======   =======     =======


3.     Income Taxes
       The Company's effective tax rate differs from the federal statutory rate due primarily to state income taxes and certain nondeductible items.

4.     Share Buyback Program
       On February 9, 1999, the Board of Directors authorized a share buyback program (the "Program") for the acquisition of up to one million shares of the Company's common stock. In February 2000 and again in February 2001, the Board of Directors authorized the acquisition of an additional one million shares in the Program. The total authorized shares under the Program is three million. As of June 30, 2003, 2,485,442 shares have been repurchased under the Program and were financed from internally generated funds, leaving 514,558 shares authorized for repurchase.

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

Although the Company believes that the expectations in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, growth, earnings per share or achievements. However, neither the Company nor any other person assumes responsibility for the accuracy and completeness of such statements. The Company is under no duty to update any of the forward-looking statements after the date of this 10-Q to conform such statements to actual results.
                                   10

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

Results of Operations
---------------------


Time Charter Equivalent ("TCE") is a commonly used industry measure where direct voyage costs are deducted from revenue. Maritrans enters into various types of charters, some of which involve the customer paying substantially all voyage costs, while other types of charters involve Maritrans paying some or substantially all of the voyage costs. The Company's management believes that the presentation of TCE revenue provides useful information regarding the Company's financial condition and results of operation because TCE revenue essentially nets the voyage costs and voyage revenue to yield a measure that is comparable between periods regardless of the types of charters utilized. These voyage costs are included in the "Operations expense" line item in the Condensed Consolidated Statements of Income. TCE revenue is a non-GAAP financial measure and a reconciliation of TCE revenue to revenue, the most directly comparable GAAP measure, is set forth below.


Three Month Comparison
----------------------

TCE revenue for the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002 is as follows:

                                                6/30/03         6/30/02
                                                -------         -------
                  Voyage revenue                $36,212         $32,468
                  Voyage costs                    5,776           4,970
                                                -------         -------
                  Time Charter Equivalent       $30,436         $27,498
                                                =======         =======



TCE revenue increased from $27.5 million to $30.4 million, an increase of $2.9 million or 11 percent, over the comparable quarter in 2002. Vessel utilization, as measured by revenue days divided by calendar days available, increased from
82.6 percent in the second quarter of 2002 to 86.8 percent in the second quarter of 2003. The increase in utilization had a positive impact on voyage revenue and resulted from fewer vessels out of service time for maintenance in the second quarter of 2003 compared to the second quarter of 2002. In the second quarter of 2002, the MARITRANS 254 was taken out of service for her double hull rebuild. No vessels were out of service in the second quarter of 2003 for double-hulling. The Company will experience decreased utilization in the remainder of 2003 as the OCEAN STATES enters the shipyard for her double hull rebuild. Barrels of cargo transported increased from 43.3 million in the second quarter of 2002 to
46.8 million in the second quarter of 2003.

The majority of the Company's fleet was deployed in contract business in the second quarter of 2003 with limited exposure to the Jones Act shipping spot market. Increased demand for the Company's services resulted from the high contract utilization as well as market demand to supply inventories to the Northeastern U.S. and demand for gasoline additives on the West Coast.

While most of the vessel utilization resulted from contract business in the second quarter of 2003, spot market rates attained on vessels working in that market were higher than in the same period in 2002. This primarily resulted from customer demand to rebuild product inventories. Refined foreign product imports, particularly from Europe, continue to have a dampening effect on demand for Jones Act transportation of refined products into the eastern U.S in 2003.

Voyage costs increased from $5.0 million in the second quarter of 2002 to $5.8 million in the second quarter of 2003, an increase of $0.8 million or 16 percent. Fuel costs increased $0.4 million as the average price per gallon of fuel was approximately 24 percent higher than the same quarter in 2002. Port charges increased $0.4 million as a result of increased utilization and additional trips through the Panama Canal compared to the same quarter in 2002.

Operations expense, excluding voyage costs discussed above, of $12.3 million in the second quarter of 2003 was consistent with $12.3 million in the second quarter of 2002. Maintenance expenses increased $2.1 million or 58 percent from $3.6 million in the second quarter of 2002 to $5.7 million in the second quarter of 2003. Routine maintenance incurred during voyages and in port increased $0.4 million from the second quarter of 2002 to the second quarter of 2003. Expenses accrued for maintenance in shipyards increased $1.6 million from the second quarter of 2002 to the second quarter of 2003. The Company continually reviews upcoming shipyard costs. As a result, in the second half of 2002 the Company increased its shipyard accrual rate to reflect the expected rise in costs resulting from an increase in regulatory and customer vetting requirements, which increases the scope and frequency of maintenance performed in the shipyard and results in increased costs. This higher accrual rate continues throughout 2003.

Gain on sale of assets in the second quarter of 2003 of $1.1 million consists of a pre-tax gain on the sale of property not used in operations.

Operating income in the second quarter of 2003 increased compared to the second quarter of 2002 as a result of the aforementioned changes in revenue and expenses.

Net income for the second quarter of 2003 increased compared to the second quarter of 2002 due to the aforementioned changes in revenue and expenses.

Six Month Comparison
--------------------

TCE revenue for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 is as follows:

                                                   6/30/03       6/30/02
                                                   -------       -------
                  Voyage revenue                   $72,141       $63,791
                  Voyage costs                      12,861         9,350
                                                   -------       -------
                  Time Charter Equivalent          $59,280       $54,441
                                                   =======       =======


TCE revenue increased from $54.4 million in the six months ended June 30, 2002 to $59.3 million in the six months ended June 30, 2003, an increase of $4.9 million or 9 percent. Vessel utilization, as measured by revenue days divided by calendar days available, increased from 82.8 percent in the six months ended June 30, 2002 to 88.1 percent in the six months ended June 30, 2003. The increase in utilization had a positive impact on voyage revenue and resulted from fewer vessels out of service time for maintenance in the six months ended June 30,2003 compared to the six months ended June 30, 2002. In the second quarter of 2002, the MARITRANS 254 was taken out of service for her double hull rebuild. No vessels were out of service in the six months ended June 30, 2003 for double-hulling. The Company will experience decreased utilization in the remainder of 2003 as the OCEAN STATES enters the shipyard for her double hull rebuild. Barrels of cargo transported increased from 86.2 million in the six months ended June 30, 2002 to 92.3 million in the six months ended June 30,2003.

The majority of the Company's fleet was deployed in contract business in 2003 in the first six months of 2003 with limited exposure to the Jones Act shipping spot market. There was increased demand for the Company's services in the current year compared to 2002 due to contract business, high refinery margins experienced by the Philadelphia area refineries in the first quarter of 2003 and the need to supply inventories to the Northeastern U.S. and added demand for gasoline additives on the West Coast in the second quarter of 2003.

Spot market rates were higher than the same six month period in 2002. The spot market rate increase in the first quarter of 2003 was driven primarily by increased fuel prices. These increased fuel prices were caused by tightened fuel availability due to supply disturbances resulting from the war with Iraq, the oil industry strike in Venezuela and seasonal U.S. Gulf refinery maintenance plus increased distillate demand caused by the cold winter in the Northeastern U.S. As a result of these supply and demand factors, refined product inventories throughout the US reached extremely low levels by the beginning of the second quarter of 2003. Due to the greater availability of refined product supplies as the US Gulf refineries came back online and added demand for gasoline additives on the West Coast, there was increased demand for Jones Act transportation which had a significant impact on the spot market rates in the second quarter of 2003. Refined foreign product imports, particularly from Europe, continue to have a dampening effect on demand for Jones Act transportation of refined products into the eastern U.S. in 2003.

The Company expects spot market rates in the third and fourth quarters of 2003 will be higher than in the same periods in 2002 as the U.S. economy improves, although rates will continue to be negatively affected by the volume of European imports. Due to contractual commitments, the Company will continue to have limited exposure to the Jones Act shipping spot market in the second half of 2003.

Voyage costs increased from $9.4 million in the six months ended June 30, 2002 to $12.9 million in the six months ended June 30, 2003, an increase of $3.5 million or 37 percent. Most of the increase was driven by higher fuel costs. Fuel costs increased $2.8 million or 51 percent compared to the same six month period in 2002. Port charges increased $0.7 million as a result of increased utilization and a higher volume of trips through the Panama Canal in the six months ended June 30, 2003 compared to the six months ended June 30, 2002.

Operations expense, excluding voyage costs discussed above, increased from $23.6 million in the six months ended June 30, 2002 to $24.1 million in the six month ended June 30, 2003, an increase of $0.5 million. Maintenance expenses increased $2.5 million or 33 percent from $7.5 million in the six months ended June 30, 2002 to $10.0 million in the six months ended June 30, 2003. Expenses incurred for maintenance in shipyards caused the increase in maintenance costs. The Company continually reviews upcoming shipyard costs. As a result, in the second half of 2002 the Company increased its shipyard accrual rate to reflect the expected rise in costs resulting from an increase in regulatory and customer vetting requirements, which increases the scope and frequency of maintenance performed in the shipyard and results in increased costs. This higher accrual rate continues throughout 2003.

Gain on sale of assets in the six months ended June 30, 2003 of $1.1 million consists of a pre-tax gain on the sale of property not used in operations.


Operating income in the six months ended June 30, 2003 increased compared to the six months ended June 30, 2002 as a result of the aforementioned changes in revenue and expenses.

Net income for the six months ended June 30, 2003 increased compared to the six months ended June 30, 2002 due to the aforementioned changes in revenue and expenses.

Liquidity and Capital Resources
-------------------------------

For the six months ended June 30, 2003, funds provided by operating activities were $23.6 million. These funds, augmented by the Company's Credit Facility, were sufficient to meet debt service obligations and loan agreement restrictions, to make capital acquisitions and improvements and to allow the Company to pay a dividend in the current quarter.

Management believes funds provided by operating activities, augmented by the Company's Credit Facility, described below, and investing activities, will be sufficient to finance operations, anticipated capital expenditures, lease payments and required debt repayments for the foreseeable future. While dividends have been made quarterly in each of the last two years, there can be no assurance that the dividend will continue. The ratio of total debt to capitalization is .43:1 at June 30, 2003 compared to .50:1 at December 31, 2002.


On February 9, 1999, the Board of Directors authorized a share buyback program for the acquisition of up to one million shares of the Company's common stock, which represented approximately 8 percent of the 12.1 million shares outstanding at that time. In February 2000 and again in February 2001, the Board of Directors authorized the acquisition of an additional one million shares in the program. The total authorized shares under the buyback program are three million. As of June 30, 2003, 2,485,442 shares have been purchased under the plan and financed by internally generated funds. The Company intends to hold the majority of the shares as treasury stock, although some shares will be used for employee compensation plans and others may be used for acquisition currency and/or other corporate purposes.


In November 2001, the Company entered into a credit facility, discussed in "Debt Obligations and Borrowing Facility" below. The amortization of the term portion of the facility calls for escalating payments over the life of the debt. The Credit Facility (as defined below) requires the Company to maintain its properties in a specific manner, maintain specified insurance on its properties and business, and abide by other covenants, which are customary with respect to such borrowings. The Credit Facility also requires the Company to meet certain financial covenants. If the Company fails to comply with any of the covenants contained in the Credit Facility, the Lenders may foreclose on the collateral or call the entire balance outstanding on the Credit Facility immediately due and payable. The Company was in compliance with all applicable covenants at June 30, 2003.

Total future commitments and contingencies related to the Company's outstanding Credit Facility and noncancellable operating leases, as of June 30, 2003, are as follows:

                                                  ($000's)

                              2003*         2004           2005           2006           2007           Thereafter    Total
                              ----          ----           ----           ----           ----           ----------    -----
Debt Obligations             $3,000       $7,500        $11,000        $13,500        $20,500            $   --     $55,500

 Contractual
     Obligations              5,000        4,000             --             --             --                --       9,000


Operating Leases                227          507            457            407            421             1,001       3,020
                             ------      -------        -------         -------       -------            ------     -------


           Total             $8,227      $12,007        $11,457         $13,907       $20,921            $1,001     $67,520
                             ======      =======        =======         =======       =======            ======     =======

* For the period July 1, 2003 through December 31, 2003.

In November 2002, the Company awarded a contract to rebuild a fifth large single hull barge, the OCEAN STATES, to a double hull configuration, which is expected to have a total cost of approximately $21 million, of which $18 million is a fixed contract with the shipyard. As of June 30, 2003, $9.0 million has been paid to the shipyard contractor for the project. The Company has financed, and expects to continue the financing of, this project from a combination of internally generated funds and borrowings under the Company's Credit Facility.


Debt Obligations and Borrowing Facility
---------------------------------------

In November 2001, the Company entered into an $85 million credit and security agreement ("Credit Facility") with Citizens Bank (formerly Mellon Bank N.A.) and a syndicate of other financial institutions ("Lenders"). Pursuant to the terms of the Credit Facility, the Company could borrow up to $45 million of term loans and up to $40 million under a revolving credit facility. Interest is variable based on either the LIBOR rate plus an applicable margin (as defined in the Credit Facility) or prime rate. Principal payments on the term loans are required on a quarterly basis and began in April 2002. The Credit Facility expires in January 2007. The Company has granted first preferred ship mortgages and a first security interest in some of the vessels and other collateral to the Lenders as a guarantee of the debt. At June 30, 2003, there was $38.5 million of term loans outstanding under the Credit Facility and $17 million outstanding under the revolving line of credit.


Critical Accounting Policies
----------------------------

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

In September 2001, the rulemaking body of the AICPA issued an Exposure Draft on a Statement of Position, "Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment" (the "Proposed Statement"). This group, referred to as AcSEC, recently decided that it will no longer issue accounting guidance and planned to transition the majority of its projects to the FASB. However, the FASB subsequently requested that AcSEC address certain portions of the Proposed Statement in smaller scope projects. The FASB expressed their concern that the project would not be completed timely, by AcSEC or the FASB, if the scope of the project was not reduced. At this time, it is unclear whether the Proposed Statement will be issued or in what form.

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

Impact of Recent Accounting Pronouncements
------------------------------------------

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


The Company adopted the provisions of SFAS 145 beginning January 1, 2003 and accordingly, will reclassify the loss of $2.5 million on the retirement of debt which occurred in the fourth quarter of 2001 from an extraordinary item to a separate component of income before taxes in the Consolidated Statement of Income in the Company's Form 10-K for the period ended December 31, 2003.


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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK


The principal market risk to which the Company is exposed is a change in interest rates on debt instruments. The Company manages its exposure to changes in interest rate fluctuations by optimizing the use of fixed and variable rate debt. As of June 30, 2003, all of the Company's debt is variable rate debt. The table below presents principal cash flows by year of maturity. Variable interest rates disclosed fluctuate with the LIBOR and federal fund rates. The weighted average rate at June 30, 2003 was 3.15%.


Expected years of maturity
--------------------------

 ($000's)                                   2003*      2004        2005        2006         2007       Total
                                            -----      ----        ----        ----         ----       -----
 Long-term debt,including current portion   $3,000    $7,500      $11,000     $13,500      $20,500     $55,500

* For the period July 1, 2003 through December 31, 2003

ITEM 4. CONTROLS AND PROCEDURES


         (a)      Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

         (b)      Change in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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


The Company is engaged in patent infringement litigation against a competitor arising out of the Company's double-hull patent. In 2001, Maritrans obtained a patent for its process and methodology of rebuilding single hull tank vessels into double hull vessels. In September, 2001, Penn Maritime, Inc. filed a suit against Maritrans in the U.S. District Court for the Southern District of New York (Penn Maritime, Inc. v. Maritrans Inc.) to invalidate the patent, and, in addition, sought damages of $3 million and an injunction restraining Maritrans from enforcing its patent. Maritrans challenged the jurisdiction of the Court in New York, and on March 31, 2003 the Court dismissed the action. On April 3, 2003, Maritrans sued Penn Maritime, Inc. in U.S. District Court for the Middle District of Florida. (Maritrans Inc. v. Penn Maritime, Inc.) for patent infringement, misappropriation of Maritrans' trade secrets, and other causes of action. Penn Maritime, Inc. has filed an answer and counterclaim which essentially reiterates the claims made in its original suit, and discovery is expected to commence shortly. Maritrans believes Penn Maritime, Inc.'s claims to be without merit.


In December 1999, Maritrans sold 18 vessels from its Northeast fleet to K-Sea Transportation. The purchaser alleged that Maritrans breached warranties in the contract of sale pertaining to one of the vessels and initiated binding arbitration to recover damages arising from the alleged breach.

The purchaser claimed damages of approximately $1.5 million. On
January 24, 2002, the arbitrators concluded that the Company had technically, if inadvertently,breached a warranty, but also concluded that much of K-Sea's claim was not attributable to Maritrans. The arbitrator deemed that K-Sea was two-thirds at fault for its damages and Maritrans one-third. The Company was ordered to pay $334,546, including pre-judgment interest to K-Sea Transportation, which the Company paid in the first quarter of 2003. The award is not subject to appeal.


ITEM 6.         Exhibits and Reports on Form 8-K
                --------------------------------

(a)             Exhibits

                 31.1 - Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

                 31.2 - Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

                 32.1 - Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, furnished under Exhibit 32 of Item 601 of Regulation S-K.

                 32.2 - Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, furnished under Exhibit 32 of Item 601 of Regulation S-K.

(b)              Reports on Form 8-K

                 On May 5, 2003, the Registrant filed a Current Report on Form 8-K for the purpose of furnishing the press release announcing its earnings for the first quarter of 2003.

                                                SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of

1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         MARITRANS INC.
                                           (Registrant)





By:             Walter T. Bromfield             Dated: August 4, 2003
   ----------------------------
                Walter T. Bromfield
              Chief Financial Officer
           (Principal Financial Officer)








By:          Judith M. Cortina                  Dated: August 4, 2003
   ----------------------------
             Judith M. Cortina
               Controller
         (Principal Accounting Officer)