Form 10-Q
period 2003-09-30
MARITRANS INC /DE/
filed 2003-11-07
CIK 810113

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q
 (Mark One)

 X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934

For the Quarterly Period ended September 30, 2003
                               ------------------

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

                                    Yes X    No
                                       ---      ---

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                    Yes X    No
                                       ---      ---

         Common Stock $.01 par value, 8,159,094 shares outstanding as of
                                November 4, 2003

                                 MARITRANS INC.
                                      INDEX

                                                                                                                       Page
                                                                                                                       ----
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets - September 30, 2003 and December 31, 2002                        3

                  Condensed Consolidated Statements of Income - Three months ended September 30,
                    2003 and 2002                                                                                         4

                  Condensed Consolidated Statements of Income - Nine months ended September 30,
                    2003 and 2002                                                                                         5

                  Condensed Consolidated Statements of Cash Flows - Nine months ended September 30,
                    2003 and 2002                                                                                         6

                  Notes to Condensed Consolidated Financial Statements                                                    7


Item 2.           Management's Discussion and Analysis of Financial Condition and Results
                    of Operations                                                                                        11

Item 3.           Qualitative and Quantitative Disclosures About Market Risk                                             21

Item 4.           Controls and Procedures                                                                                22

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                                                      22

Item 6.           Exhibits and Reports on Form 8-K                                                                       24


SIGNATURES                                                                                                               25

                          PART I: FINANCIAL INFORMATION

                                 MARITRANS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ($000)

                                                       September 30,          December 31,
                                                           2003                  2002
                                                       -------------         -------------
                                                        (Unaudited)            (Note 1)
ASSETS

Current assets:
     Cash and cash equivalents                           $  2,387              $    239
     Trade accounts receivable                              7,196                 9,396
     Other accounts receivable                              3,128                 2,696
     Inventories                                            3,208                 3,253
     Deferred income tax benefit                            9,074                 8,097
     Prepaid expenses                                       3,800                 3,135
                                                         --------              --------
          Total current assets                             28,793                26,816

Vessels and equipment                                     353,695               339,574
     Less accumulated depreciation                        178,199               162,713
                                                         --------              --------
          Net vessels and equipment                       175,496               176,861

Note receivable                                             3,444                 3,780
Goodwill                                                    2,863                 2,863
Other                                                         511                 1,237
                                                         --------              --------
          Total assets                                   $211,107              $211,557
                                                         ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Debt due within one year                            $  2,084              $  5,750
     Trade accounts payable                                 1,940                 2,829
     Accrued shipyard costs                                 4,878                 5,060
     Accrued wages and benefits                             4,228                 1,718
     Accrued insurance                                      1,615                 1,655
     Other accrued liabilities                              7,174                 1,987
                                                         --------              --------
          Total current liabilities                        21,919                18,999

Long-term debt                                             54,706                63,000
Accrued shipyard costs                                      7,317                 7,590
Other liabilities                                           3,122                 3,149
Deferred income taxes                                      41,732                49,432

Stockholders' equity:
     Common stock                                             136                   135
     Capital in excess of par value                        82,109                80,980
     Retained earnings                                     48,903                36,061
     Unearned compensation                                   (758)                 (759)
     Less: Cost of shares held in treasury                (48,079)              (47,030)
                                                         --------              --------
         Total stockholders' equity                        82,311                69,387
                                                         --------              --------
         Total liabilities and stockholders' equity      $211,107              $211,557
                                                         ========              ========

See notes to financial statements.

                                 MARITRANS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                        ($000, except per share amounts)

                                                       July 1 to               July 1 to
                                                  September 30, 2003       September 30, 2002
                                                  ------------------       -------------------
Revenues                                             $  33,684                 $  30,586

     Costs and expenses:
         Operations expense                             18,250                    16,310
         Maintenance expense                             6,094                     4,968
         General and administrative                      2,079                     1,937
         Depreciation and amortization                   5,216                     4,771
                                                     ---------                 ---------

         Total operating expense                        31,639                    27,986

     Operating income                                    2,045                     2,600
                                                     ---------                 ---------

     Interest expense                                     (809)                     (627)
     Other income, net                                     197                       726
                                                     ---------                 ---------

     Income before income taxes                          1,433                     2,699

     Income tax provision (benefit)                     (7,170)                    1,012
                                                     ---------                 ---------

     Net income                                      $   8,603                 $   1,687
                                                     =========                 =========

     Basic earnings per share                        $    1.08                 $    0.21
     Diluted earnings per share                      $    1.02                 $    0.20
     Dividends declared per share                    $    0.11                 $    0.11


See notes to financial statements.

                                 MARITRANS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                        ($000, except per share amounts)

                                                                          January 1 to             January 1 to
                                                                        September 30, 2003       September 30, 2002
                                                                        ------------------       ------------------
Revenues                                                                    $  105,825               $   94,377

     Costs and expenses:
         Operations expense                                                     55,207                   49,229
         Maintenance expense                                                    16,105                   12,426
         General and administrative                                              6,364                    5,930
         Depreciation and amortization                                          15,495                   14,143
                                                                            ----------               ----------

         Total operating expense                                                93,171                   81,728

     Gain on sale of assets                                                      1,099                       --
                                                                            ----------               ----------

     Operating income                                                           13,753                   12,649

     Interest expense                                                           (1,906)                  (1,988)
     Other income, net                                                             591                    1,184
                                                                            ----------               ----------

     Income before income taxes                                                 12,438                   11,845

     Income tax provision (benefit)                                             (3,098)                   4,442
                                                                            ----------               ----------

     Net income                                                             $   15,536               $    7,403
                                                                            ==========               ==========

     Basic earnings per share                                               $     1.95               $     0.91
     Diluted earnings per share                                             $     1.84               $     0.85
     Dividends declared per share                                           $     0.33               $     0.31


See notes to financial statements.

                                 MARITRANS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                     ($000)

                                                                              January 1 to             January 1 to
                                                                           September 30, 2003       September 30, 2002
                                                                           ------------------       ------------------
Cash flows from operating activities:
     Net income                                                                $  15,536                 $  7,403
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                                           15,495                   14,143
          Deferred tax provision (benefit)                                        (8,677)                      --
          Changes in receivables, inventories and prepaid expenses                 1,147                      316
          Changes in current liabilities, other than debt                          6,587                    4,658
          Other                                                                      500                   (3,570)
          Gain on sale of assets                                                  (1,099)                      --
                                                                               ---------                 --------
                                                                                  13,953                   15,547
                                                                               ---------                 --------

          Net cash provided by operating activities                               29,489                   22,950

Cash flows from investing activities:
     Collections on notes receivable                                                 336                      636
     Proceeds from sale of assets                                                  1,849                       --
     Purchase of vessels and equipment                                           (14,880)                 (23,431)
                                                                               ---------                 --------

          Net cash used in investing activities                                  (12,695)                 (22,795)
                                                                               ---------                 --------

Cash flows from financing activities:
     Borrowings under long-term debt                                              36,790                    9,000
     Payment of long-term debt                                                   (41,250)                  (9,488)
     Net (repayments) borrowings under revolving credit facilities                (7,500)                  26,000
     Purchase of treasury stock                                                     (150)                 (25,571)
     Proceeds from exercise of stock options                                         158                      878
     Dividends declared and paid                                                  (2,694)                  (2,541)
                                                                               ---------                 --------
          Net cash used in financing activities                                  (14,646)                  (1,722)
                                                                               ---------                 --------

Net increase (decrease) in cash and cash equivalents                               2,148                   (1,567)
Cash and cash equivalents at beginning of period                                     239                    3,558
                                                                               ---------                 --------

Cash and cash equivalents at end of period                                     $   2,387                 $  1,991
                                                                               =========                 ========

See notes to financial statements

                                 MARITRANS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


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

       Impact of Recent Accounting Pronouncements
       In April 2002, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("SFAS 145"). SFAS 145 requires, among other things, gains or losses of extinguishment of debt to be classified as income (loss) from continuing operations rather than as an extraordinary item, unless such extinguishment is determined to be extraordinary pursuant to Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Segment of a Business and Extraordinary, Unusual, and Infrequently Occurring Transactions" ("Opinion 30"). The provisions of SFAS 145 related to the rescission of SFAS 4 are effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item must be reclassified.

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

       Pro forma information regarding net income and earnings per share is required by Statement 123 and was determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The Company's pro forma information for the quarter and nine months ended September 30, is as follows:

                                                                        Three months ended                Nine months ended
                                                                           September 30,                     September 30,
                                                                       2003             2002              2003             2002
                                                                       ----             ----              ----             ----
                                                                                    ($000, except per share data)
Net income as reported...........................................     $8,603           $1,687           $15,536          $7,403
Add: Stock based compensation included in net income, net of
  tax............................................................         11               --                32              --
Deduct: Total stock based compensation determined under the
  fair value based method, net of tax............................         35               30               100              91
                                                                      ------           ------           -------          ------
Pro forma net income.............................................     $8,579           $1,657           $15,468          $7,312
                                                                      ======           ======           =======          ======

Basic earnings per share as reported.............................     $ 1.08           $ 0.21           $  1.95          $ 0.91
Pro forma basic earnings per share...............................     $ 1.07           $ 0.21           $  1.95          $ 0.90
Diluted earnings per share as reported...........................     $ 1.02           $ 0.20           $  1.84          $ 0.85
Pro forma diluted earnings per share ............................     $ 1.02           $ 0.19           $  1.84          $ 0.83

2.      Earnings per Common Share
        The following data show the amounts used in computing basic and diluted earnings per share ("EPS"):

                                                                               Three Months Ended        Nine Months Ended
                                                                                  September 30,            September 30,

                                                                               2003         2002        2003          2002
                                                                               ----         ----        ----          ----
                                                                                    (000's)                   (000's)
Income available to common stockholders used in basic EPS                     $8,603      $1,687      $15,536        $7,403

Weighted average number of common shares used in basic EPS                     7,999       7,931        7,951         8,113
Effect of dilutive stock options and restricted shares                           409         582          476           646
                                                                              ------      ------      -------        ------
Weighted  number of common  shares and  dilutive  potential  common stock
  used in diluted EPS                                                          8,408       8,513        8,427         8,759
                                                                              ======      ======      =======        ======

3.     Income Taxes
       The Company's effective tax rate differs from the federal statutory rate due primarily to state income taxes and certain nondeductible items.

       The Company records reserves for income taxes based on the estimated amounts that it would likely have to pay based on its taxable net income. The Company periodically reviews its position based on the best available information and adjusts its income tax reserve accordingly. In the quarter ended September 30, 2003, the Company reduced its income tax reserve by $7.7 million. Most of the decrease resulted from the income tax effects of the restructuring of Maritrans Partners L.P. to Maritrans Inc. in 1993. Due to the non-cash nature of the reduction, there was no corresponding effect on cash flow or income from operations.

4.     Share Buyback Program
       On February 9, 1999, the Board of Directors authorized a share buyback program (the "Program") for the acquisition of up to one million shares of the Company's common stock. In February 2000 and again in February 2001, the Board of Directors authorized the acquisition of an additional one million shares in the Program. The total authorized shares under the Program is three million. As of September 30, 2003, 2,485,442 shares have been repurchased under the Program and were financed from internally generated funds, leaving 514,558 shares authorized for repurchase.

5.     Debt
       In September 2003, the Company entered into new financing agreements. The new agreements consist of a $7.3 million loan with a 5-year amortization and a $29.5 million loan with a 9.5-year amortization and a 50 percent balloon payment at the end of the term. The new debt accrues interest at an average fixed rate of 5.53 percent. The proceeds of the new debt were used to pay off the balance of the term loan under the Company's existing credit facility. Principal payments on the $7.3 million loan are required on a quarterly basis beginning in January 2004. Principal payments on the $29.5 million loan are required on a monthly basis beginning in November 2003. The Company has granted first preferred ship mortgages and a first security interest in the some of its vessels and other collateral to the lenders to secure the debt.

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

Three Month Comparison

TCE revenue for the quarter ended September 30, 2003 compared to the quarter ended September 30, 2002 is as follows:

                                            9/30/03           9/30/02
                                            -------           -------
                  Voyage revenue            $33,684           $30,586
                  Voyage costs                5,658             4,906
                                            -------           -------
                  Time Charter Equivalent   $28,026           $25,680
                                            =======           =======

TCE revenue increased from $25.7 million to $28.0 million, an increase of $2.3 million or 9 percent, over the comparable quarter in 2002. Vessel utilization, as measured by revenue days divided by calendar days available, increased from
77.5 percent in the third quarter of 2002 to 82.2 percent in the third quarter of 2003. The increase in utilization had a positive impact on voyage revenue and resulted from fewer vessels out of service for maintenance and weather in the third quarter of 2003 compared to the third quarter of 2002. In the second quarter of 2002, the MARITRANS 254 was taken out of service for her double hull rebuild and returned in November 2002. The OCEAN STATES was taken out of service early in September 2003 for her double-hull rebuild and is expected to return to service in the second quarter of 2004. The Company will experience decreased utilization in the remainder of 2003 as the OCEAN STATES remains in the shipyard. Barrels of cargo transported increased from 41.7 million in the third quarter of 2002 to 44.4 million in the third quarter of 2003.

The majority of the Company's fleet was deployed in contract business in the third quarter of 2003 with limited exposure to the Jones Act spot market. Furthermore, the Company utilized its own vessels, which would otherwise have been utilized in the spot market, to cover the maintenance periods of vessels deployed in its contract business.

While most of the vessel utilization resulted from contract business in the third quarter of 2003, spot market rates attained on vessels working in that market were higher than in the same period in 2002. Efforts to re-supply depleted refined product inventories, caused by several factors discussed below, in addition to the added demand for gasoline additives in the West Coast caused by the ban of MTBE in gasoline, increased demand for Jones Act transportation and increased spot market rates in the third quarter of 2003. Refined product imports, particularly from Europe, continue to have a dampening effect on demand for Jones Act transportation of refined products into the eastern U.S. in 2003.

Voyage costs increased from $4.9 million in the third quarter of 2002 to $5.7 million in the third quarter of 2003, an increase of $0.8 million or 16 percent. Port charges increased $0.7 million as a result of increased utilization and additional trips through the Panama Canal compared to the same quarter in 2002.

Operations expense, excluding voyage costs discussed above, increased from $11.4 million in the third quarter of 2002 to $12.6 million in the third quarter of 2003, an increase of $1.2 million or 11 percent. The primary increases were in crew, insurance and charter hire expenses. Crew expenses increased $0.7 million for seagoing salary increases in 2003 as well as additional seagoing employees in 2003. Charter hire expense increased $0.2 million for an outside tugboat chartered in to cover one of the Company's tugboats while it was in the shipyard. Insurance expense increased $0.1 million as a result of additional deductible amounts paid in the quarter and increased premiums charged by insurance companies on renewed policies.

Maintenance expenses increased $1.1 million or 22 percent from $5.0 million in the third quarter of 2002 to $6.1 million in the third quarter of 2003. Routine maintenance incurred during voyages and in port increased $0.4 million from the third quarter of 2002 to the third quarter of 2003. Expenses accrued for maintenance in shipyards increased $0.7 million from the third quarter of 2002 to the third quarter of 2003. The Company continually reviews upcoming shipyard costs to determine the appropriate level of accrual. As a result, in the second half of 2002 the Company increased its shipyard accrual rate to reflect the expected rise in costs resulting from an increase in regulatory and customer vetting requirements, which increases the scope and frequency of maintenance performed in the shipyard and results in increased costs. This higher accrual rate has continued throughout 2003.

As a result of the aforementioned changes in revenue and expenses, operating income decreased from $2.6 million in the third quarter of 2002 to $2.1 million in the third quarter of 2003, a decrease of $0.5 million or 19 percent.

Other income in the third quarter of 2002 included a $0.5 million litigation settlement.

Income tax expense decreased from $1.0 million in the third quarter of 2002 to an income tax benefit of $7.2 million in the third quarter of 2003, a decrease of $8.2 million. The Company records reserves for income taxes based on the estimated amounts that it would likely have to pay based on its taxable net income. The Company periodically reviews its position based on the best available information and adjusts its income tax reserve accordingly. In the quarter ended September 30, 2003, the Company reduced its income tax reserve by $7.7 million. Most of the decrease resulted from the restructuring of Maritrans Partners L.P. to Maritrans Inc. in 1993. Due to the non-cash nature of the reduction, there was no corresponding effect on cash flow or income from operations.

Net income increased from $1.7 million in the third quarter of 2002 to $8.6 million in the third quarter of 2003, an increase of $6.9 million and resulted from the aforementioned changes in revenue and expenses. Net income for the third quarter of 2003 included the effect of the decrease in the Company's tax reserve discussed above.

Nine Month Comparison

TCE revenue for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 is as follows:

                                            9/30/03    9/30/02
                                           --------    -------
                  Voyage revenue           $105,825    $94,377
                  Voyage costs               18,519     14,257
                                           --------    -------
                  Time Charter Equivalent  $ 87,306    $80,120
                                           ========    =======

TCE revenue increased from $80.1 million in the nine months ended September 30, 2002 to $87.3 million in the nine months ended September 30, 2003, an increase of $7.2 million or 9 percent. Vessel utilization, as measured by revenue days divided by calendar days available, increased from 80.9 percent in the nine months ended September 30, 2002 to 86.2 percent in the nine months ended September 30, 2003. The increase in utilization had a positive impact on voyage revenue and resulted from fewer vessels out of service for maintenance in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. In the second quarter of 2002, the MARITRANS 254 was taken out of service for her double hull rebuild and returned in November 2002. The OCEAN STATES was taken out of service early in September 2003 for her double-hull rebuild and is expected to return to service in the second quarter of 2004. The Company will experience decreased utilization in the remainder of 2003 as the OCEAN STATES remains in the shipyard. Barrels of cargo transported increased from 127.9 million in the nine months ended September 30, 2002 to 136.7 million in the nine months ended September 30, 2003.

The majority of the Company's fleet was deployed in contract business in 2003 with limited exposure to the Jones Act spot market. Demand for the Company's services in its contract business during the current year increased compared to 2002 due to high refinery margins experienced by the Philadelphia area refineries in the first quarter of 2003, the need to supply inventories to the Northeastern U.S. and added demand for gasoline additives on the West Coast in the second and third quarters of 2003.

Spot market rates were higher than the same nine month period in 2002. The spot market rate increase in the first quarter of 2003 was driven primarily by increased fuel prices. These increased fuel prices were caused by tightened fuel availability due to supply disturbances resulting from the war with Iraq, the oil industry strike in Venezuela and seasonal U.S. Gulf refinery maintenance in addition to increased distillate demand caused by the cold winter in the Northeastern U.S. As a result of these supply and demand factors, refined product inventories throughout the US reached extremely low levels by the beginning of the second quarter of 2003. Efforts to re-supply these depleted inventories, in addition to the added demand for gasoline additives in the West Coast caused by the ban of MTBE in gasoline, increased demand for Jones Act transportation which had a significant impact on the spot market rates in the second and third quarters of 2003. Refined product imports, particularly from Europe, continue to have a dampening effect on demand for Jones Act transportation of refined products into the eastern U.S. in 2003.

The Company expects spot market rates in the fourth quarter of 2003 to be higher than in the same period in 2002 as the U.S. economy improves, although rates will continue to be negatively affected by the volume of European imports. The Company will continue to have limited exposure to the Jones Act spot market during the remainder of 2003 due to the majority of the Company's vessels being under contract, as well as the utilization of the Company's own vessels, which would otherwise been utilized in the spot market, to cover some maintenance periods of vessels deployed in its contract business.

In 2004, other than the scheduled double-hull rebuilding, the Company expects to experience less out of service time for scheduled maintenance and may have more exposure to spot market. Utilization is expected to be at 2003 levels due to the out of service time of the double-hull rebuilds. Lightering volumes are expected to decrease in 2004 as a result of customer modifications to their refining facilities early in 2004.

Voyage costs increased from $14.3 million in the nine months ended September 30, 2002 to $18.5 million in the nine months ended September 30, 2003, an increase of $4.2 million or 29 percent. Fuel costs increased $2.9 million or 32 percent compared to the same nine month period in 2002. The average price per gallon of fuel increased approximately 40 percent compared to the same nine month period in 2002. Port charges increased $1.3 million as a result of increased utilization and increases in the costs of the services provided.

Operations expense, excluding voyage costs discussed above, increased from $34.9 million in the nine months ended September 30, 2002 to $36.7 million in the nine month ended September 30, 2003, an increase of $1.8 million or 5 percent. Crew expenses increased $1.1 million for seagoing salary increases in 2003 and for additional seagoing employees in 2003. Shoreside support expenses increased $0.8 million as a result of pension costs and additional personnel compared to 2002. Insurance expense increased $0.3 million as a result of increased premiums charged by insurance companies on policies renewed in the 2003. Charter hire expense decreased $0.2 million as a result of less charter-in time than in 2002 to cover one of the Company's tugboats while it was in the shipyard.

Maintenance expenses increased $3.7 million or 30 percent from $12.4 million in the nine months ended September 30, 2002 to $16.1 million in the nine months ended September 30, 2003. Routine maintenance incurred during voyages and in port increased $0.5 million from the nine months ended September 30, 2002 to the nine months ended September 30, 2003. Expenses accrued for maintenance in shipyards increased $3.2 million from the nine months ended September 30, 2002 to the nine months ended September 30, 2003. As discussed above, the Company continually reviews upcoming shipyard costs. As a result, in the second half of 2002 the Company increased its shipyard accrual rate to reflect the expected rise in costs resulting from an increase in regulatory and customer vetting requirements, which increases the scope and frequency of maintenance performed in the shipyard and results in increased costs. This higher accrual rate has continued throughout 2003.

Gain on sale of assets in the nine months ended September 30, 2003 of $1.1 million consists of a pre-tax gain on the sale of property not used in operations.

As a result of the aforementioned changes in revenue and expenses, operating income increased from $12.6 million in the nine months ended September 30, 2002 to $13.8 million in the nine months ended September 30, 2003, an increase of $1.2 million or 10 percent.

Other income in the nine months ended September 30, 2002 included a $0.5 million litigation settlement.

Income tax expense decreased from $4.4 million in the nine months ended September 30, 2002 to an income tax benefit of $3.1 million in the nine months ended September 30, 2003, a decrease of $7.5 million. The Company records reserves for income taxes based on the estimated amounts that it would likely have to pay based on its taxable net income. The Company periodically reviews its position based on the best available information and adjusts its income tax reserve accordingly. In the quarter ended September 30, 2003, the Company reduced its income tax reserve by $7.7 million. Most of the decrease resulted from the restructuring of Maritrans Partners L.P. to Maritrans Inc. in 1993. Due to the non-cash nature of the reduction, there was no corresponding effect on cash flow or income from operations.

Net income increased from $7.4 million in the nine months ended September 30, 2002 to $15.5 million in the nine months ended September 30, 2003, an increase of $8.1 million and resulted from the aforementioned changes in revenue and expenses. Net income for the third quarter of 2003 included the effect of the decrease in the Company's tax reserve discussed above.

Liquidity and Capital Resources

For the nine months ended September 30, 2003, funds provided by operating activities were $29.5 million. These funds, augmented by the Company's Credit Facility, were sufficient to meet debt service obligations and loan agreement restrictions, to make capital acquisitions and improvements and to allow the Company to pay a dividend in the current quarter. Management believes funds provided by operating activities, augmented by the Company's Credit Facility, described below, and investing activities, will be sufficient to finance operations, anticipated capital expenditures, lease payments and required debt repayments for the foreseeable future. While dividends have been made quarterly in each of the last two years, there can be no assurance that the dividend will continue. The ratio of total debt to capitalization is .41:1 at September 30, 2003 compared to .50:1 at December 31, 2002.

On February 9, 1999, the Board of Directors authorized a share buyback program for the acquisition of up to one million shares of the Company's common stock, which represented approximately 8 percent of the 12.1 million shares outstanding at that time. In February 2000 and again in February 2001, the Board of Directors authorized the acquisition of an additional one million shares in the program. The total authorized shares under the buyback program are three million. As of September 30, 2003, 2,485,442 shares have been purchased under the plan and financed by internally generated funds. The Company intends to hold the majority of the shares as treasury stock, although some shares will be used for employee compensation plans and others may be used for acquisitions and/or other corporate purposes.

In November 2001, the Company entered into a credit facility, discussed in "Debt Obligations and Borrowing Facility" below. The Credit Facility (as defined below) requires the Company to maintain its properties in a specific manner, maintain specified insurance on its properties and business, and abide by other covenants, which are customary with respect to such borrowings. The Credit Facility also requires the Company to meet certain financial covenants. If the Company fails to comply with any of the covenants contained in the Credit Facility, the Lenders may foreclose on the collateral or call the entire balance outstanding on the Credit Facility immediately due and payable. The Company was in compliance with all applicable covenants at September 30, 2003.

In September 2003, the Company entered into loan agreements, discussed in "Debt Obligations and Borrowing Facility" below. The loan agreements require the Company to maintain its properties in a specific manner, maintain specified insurance on its properties and business, and abide by other covenants, which are customary with respect to such borrowings. The loan agreements also require the Company to meet certain financial covenants beginning in the quarter ended December 31, 2003. If the Company fails to comply with any of the covenants contained in the Credit Facility, the Lenders may foreclose on the collateral or call the entire balance outstanding on the Credit Facility immediately due and payable. The Company currently expects to be in compliance with all such covenants at December 31, 2003.

Total future commitments and contingencies related to the Company's outstanding Credit Facility, loan agreements and non-cancelable operating leases, as of September 30, 2003, are as follows:

                                                                ($000's)

                     2003*           2004          2005           2006           2007        Thereafter        Total
                     ----            ----          ----           ----           ----        ----------        -----
Debt Obligations    $  197          $ 2,533       $2,672         $2,819         $22,974        $25,595        $56,790
   Contractual
   Obligations**     7,047           21,717        1,578             --              --             --         30,342

Operating Leases       113              507          457            407             421          1,001          2,906
                    ------          -------       ------         ------         -------        -------        -------
           Total    $7,357          $24,757       $4,707         $3,226         $23,395        $26,596        $90,038
                    ======          =======       ======         ======         =======        =======        =======

*  For the period October 1, 2003 through December 31, 2003.
** These contractual obligations represent amounts due under existing contracts for vessel rebuilds.

In November 2002, the Company awarded a contract to rebuild the fifth large single hull barge, the OCEAN STATES, to a double hull configuration, which is expected to have a total cost of approximately $21 million, of which $18 million is a fixed contract with the shipyard. In addition to the double hull, the OCEAN STATES will have a 30,000 barrel mid-body insertion. As of September 30, 2003, $12.0 million has been paid to the shipyard contractor for the project. The Company has financed, and expects to continue the financing of, this project from a combination of internally generated funds and borrowings under the Company's Credit Facility.

In August 2003, the Company awarded a contract to rebuild its sixth large single hull barge, the OCEAN 193, to a double hull configuration, which is expected to have a total cost of approximately $21.8 million, of which $21.8 million is a fixed contract with the shipyard. As of September 30, 2003, $2.2 million has been paid to the shipyard contractor for the project. The Company has financed, and expects to continue the financing of, this project from a combination of internally generated funds and borrowings under the Company's Credit Facility.

In October 2003 the Company awarded a contract to rebuild the tugboat Honour which currently works with the barge OCEAN STATES. The rebuild is expected to have a total cost of approximately $6.3 million, of which $3.7 million is a fixed contract with the shipyard. As of September 30, 2003, no payments have been made to the shipyard contractor for the project. The Company will finance this project from a combination of internally generated funds and borrowings under the Company's Credit Facility.

In December 1999, the Company sold vessels to K-Sea Transportation LLC for a total of $34 million, $29 million in cash and $4.5 million in the form of a subordinated note receivable maturing in December 2007. In a filing with the Securities and Exchange Commission, K-Sea Transportation Partner LP has disclosed that one of the intended uses of proceeds from their proposed initial public offering is to repay $4.5 million in subordinated debt, which the Company believes is the subordinated debt payable to the Company. However, the Company cannot be certain that the debt referenced in the K-Sea Transportation Partner LP filing is in fact its indebtedness to the Company. Furthermore, there is no guarantee that K-Sea Transportation Partner LP will consummate their initial public offering, and if they do, that they will use the proceeds as contemplated in their latest filing.

Debt Obligations and Borrowing Facility

In November 2001, the Company entered into an $85 million credit and security agreement (the "Credit Facility"). Pursuant to the terms of the Credit Facility, the Company could borrow up to $45 million of term loans and up to $40 million under a revolving credit facility. Interest is variable based on either the LIBOR rate plus an applicable margin (as defined in the Credit Facility) or the prime rate. Principal payments on the term loans are required on a quarterly basis and began in April 2002. The Credit Facility expires in January 2007. The Company has granted first preferred ship mortgages and a first security interest in some of the vessels and other collateral to the lenders to secure the debt. In September 2003, the Company paid the remaining term loan balance of $37 million. At September 30, 2003, there was $20 million outstanding under the revolving line of credit.

In September 2003, the Company entered into new financing agreements. The new agreements consist of a $7.3 million loan with a 5-year amortization and a $29.5 million loan with a 9.5-year amortization and a 50 percent balloon payment at the end of the term. The new debt accrues interest at an average fixed rate of
5.53 percent. The proceeds of the new debt were used to pay off the balance of the term loan under the Company's existing credit facility. Principal payments on the $7.3 million loan are required on a quarterly basis beginning in January 2004. Principal payments on the $29.5 million loan are required on a monthly basis beginning in November 2003. The Company has granted first preferred ship mortgages and a first security interest in the some of the vessels and other collateral to the Lenders as a guarantee of the debt.

As of September 30, 2003, the Company has the following amounts outstanding under the debt agreements:
$20 million under the revolving credit facility
$7.3 million under the 5-year term loan
$29.5 million under the 9.5-year term loan with the 50 percent balloon payment at the end of the term.

Impact of Recent Accounting Pronouncements

In September 2001, the rulemaking body of the AICPA issued an Exposure Draft on a Statement of Position, "Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment" (the "Proposed Statement"). This group, referred to as AcSEC, recently decided that it will no longer issue accounting guidance and planned to transition the majority of its projects to the FASB. However, the FASB subsequently requested that AcSEC address certain portions of the Proposed Statement in smaller scope projects. The FASB expressed their concern that the project would not be completed timely, by AcSEC or the FASB, if the scope of the project was not reduced. AcSEC had voted to approved the proposed statement and is expected to present it to the FASB for clearance. At this time, it is unclear whether the Proposed Statement will be issued or in what form.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risk to which the Company is exposed is a change in interest rates on debt instruments. The Company manages its exposure to changes in interest rate fluctuations by optimizing the use of fixed and variable rate debt. The table below presents principal cash flows by year of maturity. Variable interest rates disclosed fluctuate with the LIBOR and federal fund rates. The weighted average rate of all debt at September 30, 2003 was 4.72%.

Expected years of maturity

 ($000's)                                             2003*      2004        2005        2006        2007     Thereafter     Total
                                                      -----      ----        ----        ----        ----     ----------     -----
Long-term debt, including current portion

    Fixed rate                                         $197     $2,533      $2,672      $2,819     $ 2,974     $25,595      $36,790

    Average interest rate (%)                          5.53       5.53        5.53        5.53        5.53        5.63

    Variable rate                                     $   -     $    -      $    -      $    -     $20,000     $     -      $20,000

    Average interest rate (%)                             -          -           -           -        3.22           -

* For the period October 1, 2003 through December 31, 2003

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

Part II:  OTHER INFORMATION

ITEM 1.         Legal Proceedings

         In 1996, Maritrans filed suit against the United States government under the Fifth Amendment to the U.S. Constitution for "taking" Maritrans' tank barges without just compensation. The Fifth Amendment specifically prohibits the United States government from taking private property for public use without just compensation. Maritrans asserted that its vessels were taken by Section 4115 of the Oil Pollution Act of 1990 ("OPA"), which prohibits all existing single-hull tank vessels from operating in U.S. waters under a retirement schedule that began January 1, 1995, and ends on January 1, 2015. This OPA provision will force Maritrans to remove its single-hull barges from service commencing on January 1, 2005 or rebuild them, thus depriving the Company of their continued use for a significant portion of their remaining economic lives. In December 2001, the United States Court of Federal Claims ruled that the OPA double hull requirement did not constitute a taking of Maritrans' vessels. On September 9, 2003, the Court of Appeals for the Federal Circuit affirmed the Claims Court ruling. The Company has decided not to further appeal.

         The Company is engaged in patent infringement litigation against a competitor arising out of the Company's double-hull patent. In 2001, Maritrans obtained a patent for its process and methodology of rebuilding single hull tank vessels into double hull vessels. In September, 2001, Penn Maritime, Inc. filed a suit against Maritrans in the U.S. District Court for the Southern District of New York (Penn Maritime, Inc. v. Maritrans Inc.) to invalidate the patent, and, in addition, sought damages and an injunction restraining Maritrans from enforcing its patent. Maritrans challenged the jurisdiction of the Court in New York, and on March 31, 2003 the Court dismissed the action. On April 3, 2003, Maritrans sued Penn Maritime, Inc. in U.S. District Court for the Middle District of Florida (Maritrans Inc. v. Penn Maritime, Inc.) for patent infringement, misappropriation of Maritrans' trade secrets, and other causes of action. Penn Maritime, Inc. has filed an answer and counterclaim which essentially reiterates the claims made in its original suit. Since initiation of the action, the parties have amended and defined their claims. In addition to patent infringement, Maritrans now claims in excess of $8 million in affirmative damages plus punitive damages under the Florida Trade Secrets Act. Penn Maritime, Inc. claims in excess of $7 million plus punitive damages under the Sherman, Clayton, and Lanham Acts, based upon a claim that Maritrans obtained its patent through fraud. To obtain any affirmative recovery from Maritrans, Penn Maritime, Inc. must establish that Maritrans committed actual fraud in its submission to the U.S. Patent Office. The Company believes Penn Maritime, Inc.'s claim to be wholly without merit.

ITEM 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

        10.1 - Loan Agreement dated September 30, 2003 between Maritrans Inc., Maritrans Freedom Co., and Maritrans 215 Co. and Lombard US Equipment Finance Corporation.

        10.2 - Loan Agreement dated September 26, 2003 between Maritrans Inc., Maritrans 250 Co. and Maritrans Intrepid Co. and Fifth Third Bank.

        10.3 - Loan Agreement dated September 26, 2003 between Maritrans Inc. and Maritrans Navigator Co. and PNC Leasing LLC.

        31.1 - Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

        31.2 - Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

        32.1 - Certification of Chief Executive Officer, pursuant to 18 U.S.C.
        Section 1350.

        32.2 - Certification of Chief Financial Officer, pursuant to 18 U.S.C.
        Section 1350.

(b)     Reports on Form 8-K

        On July 31, 2003, the Registrant filed a Current Report on Form 8-K for the purpose of furnishing the press release announcing its earnings for the second quarter of 2003.

        On September 12, 2003, the Registrant filed a Current Report on Form 8-K for the purpose of furnishing the press release announcing that the Court of Appeals for the Federal Circuit had denied Maritrans' takings claim.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of

1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 MARITRANS INC.
                                  (Registrant)




By:           WALTER T. BROMFIELD                       Dated: November 7, 2003
      ---------------------------------
               Walter T. Bromfield
             Chief Financial Officer
          (Principal Financial Officer)







By:         JUDITH M. CORTINA                           Dated: November 7, 2003
     ---------------------------------------
            Judith M. Cortina
                 Controller
        (Principal Accounting Officer)