Form 10-K
period 2003-12-31
MARITRANS INC /DE/
filed 2004-03-15
CIK 810113

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K
(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2003

or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

For the Transition Period from _______ to _______

Commission File Number 1-9063


                                 MARITRANS INC.
             (Exact name of registrant as specified in its charter)

                           DELAWARE                                             51-0343903
       (State or other jurisdiction of incorporation or            (I.R.S. Employer Identification No.)
                        organization)

                       TWO HARBOUR PLACE
                     302 KNIGHTS RUN AVENUE
                        TAMPA, FLORIDA                                            33602
           (Address of principal executive offices)                             (Zip Code)

      Registrant's telephone number, including area code                      (813) 209-0600

 Securities registered pursuant to Section 12(b) of the Act:

                     Title of Each Class                        Name of Each Exchange on Which Registered
            Common Stock, Par Value $.01 Per Share                       New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

As of June 30, 2003, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant (based on the last sales price on that date) was $74,406,456.

As of March 5, 2004, Maritrans Inc. had 8,152,381 shares of common stock outstanding.

                       Documents Incorporated By Reference

Part III incorporates information by reference from the registrant's Proxy Statement for Annual Meeting of Stockholders to be held on April 29, 2004.

                      Exhibit Index is located on page 46.

                                 MARITRANS INC.
                                TABLE OF CONTENTS

                                                     PART I
Item 1.   Business.............................................................................................4
Item 2.   Properties..........................................................................................12
Item 3.   Legal Proceedings...................................................................................13
Item 4.   Submission Of Matters To A Vote Of Security Holders.................................................13

                                                     PART II
Item 5.   Market For The Registrant's Common Equity And Related Stockholder Matters...........................14
Item 6.   Selected Financial Data ............................................................................15
Item 7.   Management's Discussion And Analysis Of Financial Condition And Results Of Operations...............15
Item 8.   Financial Statements & Supplemental Data............................................................25
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................43
Item 9A.  Controls and Procedures.............................................................................43

                                                    PART III
Item 10.  Directors and Executive Officers of the Registrant..................................................43
Item 11.  Executive Compensation..............................................................................45
Item 12.  Security Ownership of Certain Beneficial Owners and Management......................................45
Item 13.  Certain Relationships and Related Transactions......................................................45
Item 14.  Principal Accounting Fees and Services..............................................................45

                                                     PART IV
Item 15.  Exhibits, Financial Statement Schedules And Reports On Form 8-K.....................................46
Signatures....................................................................................................49

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

Structure

    Current. The Registrant is a Delaware corporation whose common stock, par value $.01 per share ("Common Stock"), is publicly traded on the New York Stock Exchange. The Registrant conducts most of its marine transportation business activities through Maritrans Operating Company L.P. and its managing general partner, Maritrans General Partner Inc. Both entities are wholly owned subsidiaries of the Registrant.

    Historical. Maritrans' predecessor was founded in the 1850's and incorporated in 1928 under the name Interstate Oil Transport Company. Interstate Oil Transport Company was one of the first tank barge operators in the United States with a fleet that increased in size and capacity as United States consumption of petroleum products increased. On December 31, 1980, the predecessor operations and tugboat and barge affiliates were acquired by Sonat Inc. ("Sonat"). On April 14, 1987, the Partnership acquired the tug and barge business and related assets from Sonat. In March 1993, the limited partners of the Partnership approved a proposal to convert the Partnership to a corporation. On April 1, 1993, Maritrans Inc., then a newly formed Delaware corporation, succeeded to all assets and liabilities of the Partnership. The holders of general and limited partnership interests in Maritrans Partners L.P. and in Maritrans Operating Partners L.P. were issued shares of Common Stock in exchange for their partnership interest representing substantially the same percentage equity interest, directly or indirectly, in the Registrant as they had in the Partnership. Each previously held Unit of Limited Partnership Interest in the Partnership was exchanged for one share of Common Stock of the Registrant.

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

    Management also believes that the level of domestic consumption of imported refined products is significant to the Company's business. Imported refined petroleum products generally can be shipped on foreign-flag vessels directly into the United States ports for storage, distribution and eventual consumption. These shipments reduce the need for domestic marine transportation service providers such as Maritrans to carry products from United States refineries to such ports.

    Marine transportation services are provided for refined petroleum products ("clean oil") from refineries located primarily in Texas, Louisiana and Mississippi to distribution points along the Gulf and Atlantic Coasts, generally south of Cape Hatteras, North Carolina and particularly into Florida. Lightering is a process of off-loading crude oil or petroleum products from deeply laden inbound tankers into smaller tankers and/or barges. This enables the larger inbound tanker to navigate draft-restricted rivers and ports to discharge cargo at a refinery or storage and distribution terminal. The Company's lightering services are performed in the Delaware Bay area. The Company maintains offices and support personnel in both Tampa, Florida and in the Philadelphia, Pennsylvania area.

    In November 2001, the Company entered into an $85 million credit and security agreement (the "Credit Facility"). Pursuant to the terms of the Credit Facility, the Company could borrow up to $45 million of term loans and up to $40 million under a revolving credit facility. Interest is variable based on either the LIBOR rate plus an applicable margin (as defined in the Credit Facility) or the prime rate. The Company has granted first preferred ship mortgages and a first security interest in some of the vessels and other collateral to the lenders to secure the debt. In September 2003, the Company paid the outstanding term loan balance of $37 million. At December 31, 2003, there was $23.5 million outstanding under the revolving line of credit. The revolving credit facility expires in January 2007.

    In September 2003, the Company entered into new financing agreements. The new agreements consist of a $7.3 million loan with a 5-year amortization and a $29.5 million loan with a 9.5-year amortization and a 50 percent balloon payment at the end of the term. The new debt accrues interest at an average fixed rate of 5.53 percent. The proceeds of the new debt were used to pay off the balance of the term loan under the Company's Credit Facility. Principal payments on the $7.3 million loan are required on a quarterly basis and began in January 2004. Principal payments on the $29.5 million loan are required on a monthly basis and began in November 2003. The Company has granted first preferred ship mortgages and a first security interest in some of the vessels and other collateral to the Lenders as a guarantee of the debt.

    Definitions. In order to facilitate your understanding of the disclosure contained in this Form 10-K, the following are definitions of some commonly used industry terms used herein:

"Available days" refers to the number of days the fleet was not out of service for maintenance or other operational requirements and therefore was available to work.

"Barge rebuild program" refers to the Company's program to rebuild its single-hull barges to a double-hull configuration to conform with OPA utilizing its patented process of computer assisted design and fabrication.

"Cargo" refers to the petroleum products transported by our vessels.

"Clean oil" refers to refined petroleum products.

"Jones Act trade" refers to the federal law restricting United States point-to-point maritime shipping to vessels built in the United States, owned by U.S. citizens and manned by U.S. crews.

"Lightering" refers to the process of off-loading crude oil or petroleum products from deeply laden inbound tankers into smaller tankers and/or barges.

"OPA" refers to the Oil Pollution Act of 1990 which is a federal law prohibiting the operation of singe-hull vessels in U.S. waters based on a retirement schedule that began on January 1, 1995 and ends on January 1, 2015.

"Revenue days" refers to the number of days the fleet was working for customers.

"Spot market" refers to a term describing a one-time open-market transaction where transportation services are provided at current market rates.

"Superbarge" refers to a barge with a carrying capacity in excess of 150,000 barrels.

"Term contract" refers to a contract with a customer for specified services over a specified period for a specified price.

"Time Charter Equivalent" ("TCE") refers to the measure where direct voyage costs are deducted from revenue. TCE yields a measure that is comparable regardless of the type of contract utilized.

"Vessel utilization" refers to the measure, expressed as a percentage, of the days the fleet worked calculated by revenue days divided by calendar days in the period.

"Voyage costs" refer to the expenses incurred for fuel and port charges.

Sales and Marketing

    Maritrans provides marine transportation services primarily to integrated oil companies, independent oil companies, petroleum trading companies, petroleum marketers and petroleum distributors in the southern and eastern United States. The Company monitors the supply and distribution patterns of its actual and prospective customers and focuses its efforts on providing services that are responsive to the current and future needs of these customers. Business is done on both a term contract basis and a spot market basis. The Company strives to maintain an appropriate mix of contracted business, based on current market conditions.

    In light of the potential liabilities of oil companies and other shippers of petroleum products under the Oil Pollution Act of 1990 ("OPA") and analogous state laws, management believes that some shippers select transporters in larger measure than in the past on the basis of a demonstrated record of safe operations. The Company believes that the measures it has implemented to promote higher quality operations and its longstanding commitment to safe transportation of petroleum products benefit its marketing efforts with these shippers. In July 1998, all of Maritrans' vessels received ISM (International Safety Management) certification, which is an international requirement for all tankers. Maritrans voluntarily undertook tug and barge certification as well. The Company continues to maintain these certifications.

     In 2003, approximately 88 percent of the Company's revenues were generated from 10 customers. Contracts with Sunoco Inc., ChevronTexaco and Marathon Ashland Petroleum accounted for approximately 17 percent, 15 percent and 14 percent, respectively, of the Company's revenue. The Company's current portfolio of contracts includes some with terms that extend into 2005. There could be a material effect on the Company if any of these customers were to cancel or terminate their various agreements with the Company. However, management believes that cancellation or termination by any of its larger customers is unlikely.

Competition and Competitive Factors

    Overview. The maritime petroleum transportation industry is highly competitive. The Jones Act, a federal law, restricts United States point-to-point maritime shipping to vessels built in the United States, owned by U.S. citizens and manned by U.S. crews. In Maritrans' market areas, its primary direct competitors are the operators of U.S. flag oceangoing barges and U.S. flag tankers. In the Southern clean-oil market, management believes the primary competitors are the fleets of other independent petroleum transporters and integrated oil companies. In the lightering operations, Maritrans competes with foreign-flag operators which lighter offshore. Additionally, in certain geographic areas and in certain business activities, Maritrans competes with the operators of petroleum product pipelines. Competitive factors that also affect the Company include the output of United States refineries and the importation of refined petroleum products.

    U.S. Flag Barges and Tankers. Maritrans' most direct competitors are the other operators of U.S. flag oceangoing barges and tankers. Because of the restrictions imposed by the Jones Act, a finite number of vessels are currently eligible to engage in U.S. maritime petroleum transport. The Company believes that more Jones Act eligible tonnage is being retired due to OPA than is being added as replacement double-hull tonnage and that this trend is reducing, but not eliminating, what has historically been an over-supply of capacity. Competition in the industry is based upon vessel availability, price and service and is intense.

    A significant portion of the Company's revenues in 2003 was generated in the coastal transportation of petroleum products from refineries or pipeline terminals in the Gulf of Mexico to ports that are not served by pipelines. Maritrans currently operates nine barges and three oil tankers in this market. The Company can generally provide flexibility in meeting customers' needs as a result of the relatively large size and composition of the Company's fleet.

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

    Refined Product Pipelines. Existing refined product pipelines generally are the lowest incremental cost method for the long-haul movement of petroleum and refined petroleum products. Other than the Colonial Pipeline system, which originates in Texas and terminates at New York Harbor, the Plantation Pipeline, which originates in Louisiana and terminates in Washington D.C., and smaller regional pipelines between Philadelphia and New York, there are no pipelines carrying refined petroleum products to the major storage and distribution facilities currently served by the Company. Management believes that high capital costs, tariff regulation and environmental considerations make it unlikely that a new refined product pipeline system will be built in its market areas in the near future. It is possible, however, that new pipeline segments (including pipeline segments that connect with existing pipeline systems) could be built or that existing pipelines could be converted to carry refined petroleum products. Either of these occurrences could have an adverse effect on Maritrans' ability to compete in particular locations.

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

    Delaware River Channel Deepening. Legislation approved by the United States Congress in 1992 authorizes the U.S. Army Corps of Engineers (the "ACOE") to deepen the channel of the Delaware River between the river's mouth and Philadelphia from forty to forty-five feet (the "Project"). If this Project becomes fully funded at the federal and state levels and fully constructed (including access dredging by private refineries), it would reduce the quantity of lightering performed by Maritrans in the Delaware Bay. The Company's lightering business primarily occurs at the mouth of the Delaware Bay with transportation up the Delaware River to the Delaware Valley refineries. The deepening of the channel would allow arriving ships to proceed up the river with larger loads. The reduction of lightering resulting from a completed channel deepening project may have a material adverse effect on the Company's lightering business. However, the effect of the Project on the Company's business overall is uncertain. Once initiated, the Project will take at least five years to complete, and options at that time to reduce the impact of lightering volume reduction may include rate adjustments or vessel re-deployments that offset the effect of lightering reduction.

    At this time, it is uncertain whether this Project will actually be undertaken. In the third quarter of 2003, the ACOE confirmed their belief that the project was economically justified and recommended that the project proceed. However, federal funding and permitting issues have yet to be resolved with the States of New Jersey and Delaware. Further, the States of New Jersey and Delaware are reconsidering whether they will contribute necessary non-federal funding for the Project. Management is closely monitoring developments regarding the Project, but does not foresee an immediate impact on its business.

Employees and Employee Relations

    At December 31, 2003, Maritrans had a total of 394 employees. Of these employees, 66 are employed at the Tampa, Florida headquarters of the Company or at the Philadelphia area office, 208 are seagoing employees who work aboard the tugboats and barges and 120 are seagoing employees who work aboard the tankers.

    Maritrans and its predecessors have had collective bargaining agreements with the Seafarers' International Union of North America, Atlantic, Gulf and Inland District, AFL-CIO ("SIU"), and with the American Maritime Officers ("AMO"), formerly District 2 Marine Engineers Beneficial Association, Associated Maritime Officers, AFL-CIO, for over 40 years. Approximately 38 percent of the total number of seagoing employees employed by the Company are supervisors. These supervisors are covered by an agreement with the AMO limited to a provision for benefits. The collective bargaining agreement with the SIU covers approximately 142 employees consisting of seagoing non-supervisory personnel on the tugboat/barge units and on the tankers. The tugboat/barge supplement of the agreement expires on May 31, 2005. The tankers supplement of the agreement expires on May 31, 2006. The collective bargaining agreement with the AMO covers approximately 40 non-supervisory seagoing employees and expires on October 8, 2007. Shore-based employees are not covered by any collective bargaining agreements.

    Management believes that the seagoing supervisory and non-supervisory personnel contribute significantly to responsive customer service. The Company maintains a policy of seeking to promote from within, where possible, and generally seeks to draw from its marine personnel to fill supervisory and other management positions as vacancies occur. Management believes that its operational audit program (performed by Tidewater School of

Navigation, Inc.), Safety Management System and training programs are essential to insure that its employees are knowledgeable and highly skilled in the performance of their duties as well as in their preparedness for any unforeseen emergency situations that may arise. Consequently, various training sessions and additional skill improvement seminars are held throughout the year.

Regulation

    Marine Transportation -- General. The Interstate Commerce Act exempts from economic regulation the water transportation of petroleum cargoes in bulk. Accordingly, Maritrans' transportation rates, which are negotiated with its customers, are not subject to special rate regulation under the provisions of such act or otherwise. The operation of tank barges, tugboats and oil tankers is subject to regulation under various federal laws and international conventions, as interpreted and implemented primarily by the United States Coast Guard, as well as certain state and local laws. The tank barges, tugboats and oil tankers are required to meet construction and repair standards established by the American Bureau of Shipping, a private organization, and/or the United States Coast Guard. They are also required to meet operational and safety standards presently established by the United States Coast Guard. Maritrans' seagoing supervisory personnel are licensed by the United States Coast Guard. Seamen and tankermen are certificated by the United States Coast Guard.

    Jones Act. The Jones Act is a federal law that restricts maritime transportation between United States points to vessels built and registered in the United States and owned and manned by United States citizens. Since the Company engages in maritime transportation between United States points, it is subject to the provisions of the law. As a result, the Company is responsible for monitoring the ownership of its subsidiaries that engage in maritime transportation and for taking any remedial action necessary to insure that no violation of the Jones Act ownership restrictions occurs. The Jones Act also requires that all U.S. flag vessels be manned by U.S. citizens. Foreign-flag seamen generally receive lower wages and benefits than those received by U.S. citizen seamen. Foreign-flag vessels are generally exempt from U.S. legal requirements and from U.S. taxes. As a result, U.S. vessel operators incur significantly higher labor and operating costs compared to foreign-flag vessel operators. Certain foreign governments subsidize those nations' shipyards. This results in lower shipyard costs both for the building of new vessels and for repairs than those paid by U.S.-flag vessel owners, such as Maritrans, to U.S. shipyards. Finally, the United States Coast Guard and American Bureau of Shipping maintain the most stringent regime of vessel inspection in the world, which tends to result in higher regulatory compliance costs for U.S.-flag operators than for owners of vessels registered under foreign flags of convenience. Because Maritrans transports petroleum and petroleum products between U.S. ports, most of its business depends upon the Jones Act remaining in effect. There have been various unsuccessful attempts in the past by foreign governments and companies to gain access to the Jones Act trade, as well as by interests within the U.S. to modify, limit or do away with the Jones Act. The Maritime Cabotage Task Force, a coalition of ship owners, ship operators, shipyards, maritime unions and industry trade groups, has opposed these efforts. Recent legislative attempts to modify the Jones Act have been unsuccessful.

    Port Security Act. The Maritime Transportation Security Act of 2002 (the "MTSA") was signed into law on November 25, 2002. This landmark legislation establishes a series of complex requirements applicable to a broad array of U.S. vessels and facilities. The MTSA requires, among other things, U.S. and foreign port vulnerability assessments; national, area, vessel, and facility security plans; terrorist incident response requirements; security cards; security teams; and automatic electronic identification systems. The Company has met the requirements under the Act to develop and submit vessel security plans to the United States Coast Guard for review and approval. In addition, the Company has trained the required vessel and security officers. The Company will incur additional operating expenses to comply with the Act, but at this time does not believe such costs will have a material adverse impact on the financial condition and results of operations of the Company.

Environmental Matters

    Maritrans' operations present potential environmental risks, primarily through the marine transportation of petroleum. The Company, as well as its competitors, is subject to regulation under federal, state and local environmental laws that have the effect of increasing the costs and potential liabilities arising out of its operations. The Company is committed to protecting the environment and complying with applicable environmental laws and regulations.

    The general framework of significant environmental legislation and regulation affecting Maritrans' operations is described herein. Legislation and regulation of the marine industry has historically been driven largely in response to major marine casualties. In the event of future serious marine industry incidents that occur in U.S. waters resulting in significant oil pollution, it is foreseeable that additional legislation or regulation could be imposed on marine carriers that could affect the Company's profitability.

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

    OPA also requires all vessels to maintain a certificate of financial responsibility for oil pollution in an amount equal to the greater of $1,200 per gross ton per vessel, or $10 million per vessel in conformity with United States Coast Guard regulations. Additional financial responsibility in the amount of $300 per gross ton is required under United States Coast Guard regulations under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), the federal Superfund law. Owners of more than one tank vessel, such as Maritrans, however, are only required to demonstrate financial responsibility in an amount sufficient to cover the vessel having the greatest maximum liability (approximately $40 million for Maritrans). The Company has acquired such certificates through filing required financial information with the United States Coast Guard.

    The Company presently maintains oil pollution liability insurance in the amount of $1 billion to cover environmental liabilities. Although liability exceeding the Company's insurance coverage amount is possible, management believes that such liability is unlikely and that such insurance is sufficient to cover foreseeable oil pollution liability arising from operations.

     OPA requires all newly constructed petroleum tank vessels engaged in marine transportation of oil and petroleum products in the U.S. to be double-hulled. It also gradually phases out the operation of single-hulled tank vessels in U.S. waters, based on size and age, which included most of the Company's existing barges. Currently six of the Company's barges and two tankers are equipped with double-hulls meeting OPA's requirements. The Company is in the midst of a barge rebuild program. Under the program, the Company's single-hull tank barges are rebuilt to comply with OPA. This rebuilding of the single-hull barges relies upon a process of computer assisted design and prefabrication. In January 2001, the Company was granted a patent for this process.

     The following table summarizes the vessels the Company has rebuilt or is rebuilding as part of the double-hull rebuild program:

Previous Name          New Name         Original Build Date   OPA Retirement Date       Re-Delivery Date
-------------          --------         -------------------   -------------------       ----------------
Ocean 192               M 192                  1979                    2006               November 1998
Ocean 244               M 244                  1971                    2005               December 2000
Ocean Cities            M 252                  1972                    2005               February 2002
Ocean 250               M 254                  1970                    2005               November 2002
Ocean States            M 214                  1975                    2005           Second Quarter - 2004
Ocean 193               TBD                    1980                    2005              Estimated 2005

     It is the Company's intention to rebuild all of its single-hulled barges prior to their respective retirement dates. The cost of rebuilding single-hull barges is approximately $50-100 per barrel compared to estimated costs of approximately $150-200 per barrel for construction of a completely new double-hull barge. The total cost of the barge rebuild program is expected to exceed $200 million of which approximately $85 million has already been incurred. The OPA 90 mandated retirement dates are significantly in advance of the useful working life of the barges. Once the vessels are rebuilt, the useful life is assumed to exceed 20 years from the date of reconstruction.

     In 2001, the Company initiated a program to refurbish each married tugboat at the same time its barge is being double-hulled. In 2001, the Company extensively refurbished the Intrepid, which is the tugboat that works with the M 252 at a cost of approximately $5 million. The Company also refurbished the Navigator, which is the tugboat that works with the M 254 at a cost of $6 million during the time that the M 254 underwent her double-hull rebuilding. The Company plans to continue the tug refurbishment process during future barge rebuilds.

     In November 2002, the Company entered into a contract with a shipyard to double-hull the OCEAN STATES. The OCEAN STATES was taken out of service early in September 2003 for her double-hull rebuild and is expected to return to service in the second quarter of 2004. The rebuild of the OCEAN STATES will include the insertion of an additional set of tanks ("midbody") that increases the cargo capacity by approximately 15 percent. The cost for the midbody is equivalent to new building costs. The Company has also taken the OCEAN STATES married tugboat, Honour, out of service for her refurbishment during this period. The OCEAN STATES and Honour rebuilds are expected to cost $24 million and $6.5 million, respectively. As of December 31, 2003, $16.5 million and $0.8 million, respectively, have been paid to the shipyard contractor for the projects.

     In August 2003, the Company entered into a contract with a shipyard to double-hull the OCEAN 193. The rebuild of the OCEAN 193 will also include the insertion of a midbody, increasing her capacity by approximately 15 percent. The OCEAN 193 rebuild is expected to cost approximately $24 million and will commence in the third quarter of 2004. As of December 31, 2003, $4.2 million has been paid to the shipyard contractor for the project. During the period that the OCEAN 193 is in the shipyard for her double-hull rebuild, her married tugboat, Enterprise, will be refurbished at an estimated cost of approximately $3.3 million.

     OPA further requires all tank vessel operators to submit detailed vessel oil spill contingency plans which set forth their capacity to respond to a worst case spill situation. In certain circumstances involving oil spills from vessels, OPA and other environmental laws may impose criminal liability upon vessel and shoreside marine personnel and upon the corporate entity. Liability can be imposed for negligence without criminal intent, or it may be strictly applied. The Company believes the laws, in their present form, may negatively impact efforts to recruit seagoing employees. In addition, many of the states in which the Company does business have enacted laws providing for strict, unlimited liability for vessel owners in the event of an oil spill. Certain states have also enacted or are considering legislation or regulations involving at least some of the following provisions: tank-vessel-free zones, contingency planning, state inspection of vessels, additional operating, maintenance and safety requirements and state financial responsibility requirements. However, in March of 2000, the United States Supreme Court (the "Court") decided United States v. Locke, a suit brought by INTERTANKO challenging tanker regulations imposed by the State of Washington. The Court struck down a number of state regulations and remanded to the lower courts for further review of other regulations. The ruling significantly limits the authority of states to regulate vessels, holding that regulation of maritime commerce is generally a federal responsibility because of the need for national and international uniformity.

     To the extent not covered by OPA and the Refuse Act, strict liability is also imposed for discharges of hazardous substances into the navigable waters by the Clean Water Act and CERCLA.

    Since its inception, Maritrans has maintained and cultivated a strong safety culture and environmental ethic. The following table sets forth Maritrans' quantifiable cargo oil spill record for the period January 1, 1999 through December 31, 2003:

                                                                              Gallons Spilled
                                                     No. of     No. of Gals.    Per Million
         Period             No. of Gals. Carried     Spills       Spilled      Gals. Carried
         ------             --------------------     ------       -------      -------------
                                   (000)                           (000)
 1/1/1999 -- 12/31/1999          10,463,000             5          .060           .006
 1/1/2000 -- 12/31/2000           7,951,000             1          .008           .001
 1/1/2001 -- 12/31/2001           7,705,000             3          .001           .000
 1/1/2002 -- 12/31/2002           7,460,000             1          .001           .000
 1/1/2003 -- 12/31/2003           7,558,000             3          .010           .001

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

    Air Pollution Regulations. Pursuant to the 1990 amendments to the Clean Air Act, the EPA and/or states have imposed regulations affecting emissions of volatile organic compounds ("VOCs") and other air pollutants from tank vessels. It is likely that the EPA and/or various state environmental agencies will require that additional air pollution abatement equipment be installed in tank barges, tugboats, or oil tankers including those owned by the Company. Any such emission control requirements could result in material expenditures by the Company, which could have an adverse effect on the Company's profitability if it is not able to recoup these costs through increased charter rates.

    In December 1999, the EPA issued its final rule for emissions standards for marine diesel engines. The final rule applies emissions standards only to new engines, beginning with the 2004 model year. This rule does not currently affect the Company's vessels, but would apply to any new engines installed in the vessels in the future. The EPA retained the right to revisit the issue of applying emission standards to rebuilt or remanufactured engines if, in the agency's opinion, the industry does not take adequate steps to introduce new emission-reducing technologies.

    User Fees and Taxes. The Water Resources Development Act of 1986 permits local non-federal entities to recover a portion of the costs of new port and harbor improvements from vessel operators with vessels benefiting from such improvements. A Harbor Maintenance Tax has been proposed, but not adopted. Federal legislation has been enacted imposing user fees on vessel operators such as Maritrans to help fund the United States Coast Guard's activities. Federal, state and local agencies or authorities could also seek to impose additional user fees or taxes on vessel operators and their vessels. There can be no assurance that current fees will not materially increase or that additional user fees will not be imposed in the future. Such fees could have a material adverse effect on the Company's financial condition and results of operations.

    War Risk. In February 2002, insurance carriers reaffirmed that terrorist attacks would only be covered under the Company's traditional "war risk" protection and indemnity insurance. Maritrans carries additional war risk and terrorism insurance coverage through The West of England Ship Owners Mutual Insurance Association (Luxembourg) ("The West of England"). As with all ship owners in The West of England's worldwide protection and indemnity club fleet, effective February 20, 2003, Maritrans' coverage for war risk and terrorism contains exclusions with respect to any chemical, bio-chemical, electromagnetic weapons, nuclear risks and/or computer virus damages caused by a terrorist act. Because these exclusions were just recently established, the nature and scope of the exclusions have not yet been subject to interpretation. However, ship owners who are insured through The West of England, including Maritrans, share in coverage up to an aggregate of $60 million, in the event of a terrorist act of the type of one of the excluded coverages. The maximum amount of coverage available under war risk liability insurance is currently $400 million. While the Company has traditional protection and indemnity insurance in excess of $4 billion and oil spill insurance of $1 billion, if an incident was deemed to be a terrorist attack, the maximum coverage would be $400 million per incident plus any hull value, which could prove to be insufficient. In addition, the Company carries war risk insurance on the hull value of the Company's vessels.

         Maritrans vessels are Jones Act vessels, meaning that they were constructed in the United States, are U. S. owned, and are manned by U.S. citizens. Although the vessels are able to travel to anywhere in the world, Maritrans vessels generally provide domestic services in the coastal waters of the United States. No Maritrans vessels are currently operating in, nor scheduled to operate in, any war risk exclusion zones such as the Persian Gulf, Arabian Gulf, Gulf of Aqaba, and the Red Sea.

Item 2. PROPERTIES

    Vessels. At December 31, 2003, the Company owned a fleet of 27 vessels, of which 11 are tank barges, 12 are tugboats and 4 are oil tankers. The following table summarizes the Company's fleet:

                                                                     Double-Hull
    Barges               Capacity in Barrels     Double-Hull       Redelivery Date     Married Tugboat       Horsepower
    ------               -------------------     -----------       ---------------     ---------------       ----------
MARITRANS 400                   380,000                YES                **              CONSTITUTION          11,000
MARITRANS 300                   265,000                YES                **              LIBERTY               7,000
M 254                           250,000                YES               2002             INTREPID              6,000
M 252                           250,000                YES               2002             NAVIGATOR             6,000
M 244                           245,000                YES               2000             SEAFARER              6,000
OCEAN 215                       210,000                NO                                 FREEDOM               6,000
OCEAN 211                       207,000                NO                                 INDEPENDENCE          6,000
OCEAN 210                       207,000                NO                                 COLOMBIA              6,000
M 214                           180,000                NO                2004             HONOUR                6,000
OCEAN 193                       178,000                NO             EST. 2005           ENTERPRISE            6,000
M 192                           175,000                YES               1998             VALOUR                6,000

Oil Tankers              Capacity in Barrels     Double-Hull
-----------              -------------------     -----------
ALLEGIANCE                      252,000                NO
PERSEVERANCE                    252,000                NO
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

Item 3. LEGAL PROCEEDINGS

    Maritrans is a party to routine, marine-related claims, lawsuits and labor arbitrations arising in the ordinary course of its business. The claims made in connection with the Company's marine operations are covered by insurance, subject to applicable policy deductibles that are not material as to any type of insurance coverage. Based on its current knowledge, management believes that such lawsuits and claims, even if the outcomes were to be adverse, would not have a material adverse effect on the financial condition and results of operations.

    The Company has been named in approximately 120 cases in which individuals alleged unspecified damages for exposure to asbestos and, in most of these cases, for exposure to tobacco smoke. Although the Company believes these claims are without merit, it is impossible at this time to express a definitive opinion on the final outcome of any such suit. Management believes that any liability would be adequately covered by applicable insurance and would not have a material adverse effect on the Company's financial condition and results of operations.

        In 1996, Maritrans filed suit against the United States government under the Fifth Amendment to the U.S. Constitution for "taking" Maritrans' tank barges without just compensation. The Fifth Amendment specifically prohibits the United States government from taking private property for public use without just compensation. The Company asserted that its vessels were taken by Section 4115 of OPA, which prohibits all existing single-hull tank vessels from operating in U.S. waters under a retirement schedule that began January 1, 1995, and ends on January 1, 2015. This OPA provision will force Maritrans to remove its single-hull barges from service commencing on January 1, 2005 or rebuild them, thus depriving the Company of their continued use for a significant portion of their remaining economic lives. In December 2001, the United States Court of Federal Claims ruled that the OPA double hull requirement did not constitute a taking of Maritrans' vessels. On September 9, 2003, the Court of Appeals for the Federal Circuit Court affirmed the Claims Court ruling. The Company has decided not to further appeal.

        The Company is engaged in litigation instituted by a competitor to challenge its double-hull patent. Penn Maritime, Inc. v. Maritrans Inc., was filed in the U.S. District Court for the Eastern District of New York on September 6, 2001. The Plaintiff was seeking damages and an injunction restraining Maritrans from enforcing its patent, which if awarded, would have a material adverse effect on the Company. Maritrans challenged the jurisdiction of the Court of New York, and on March 31, 2003 the court dismissed the action. On April 3, 2003, Maritrans Inc. sued Penn Maritime, Inc. in the U.S. District Court for the Middle District of Florida (Maritrans Inc. v. Penn Maritime, Inc.) for patent infringement, misappropriation of Maritrans' trade secrets, and other causes of action. Penn Maritime, Inc. has filed an answer and counterclaim which essentially reiterates the claims made in its original suit. Since the initiation of action, the parties have amended and defined their claims. In addition to patent infringement, Maritrans now claims in excess of $8 million in affirmative damages plus punitive damages under the Florida Trade Secrets Act. Penn Maritime, Inc. claims in excess of $7 million plus punitive damages under the Sherman, Clayton and Lanham Acts, based on the claim that Maritrans obtained its patent through fraud. To obtain any affirmative recovery from Maritrans, Penn Maritime, Inc. must establish that Maritrans committed actual fraud in its submission to the U.S. Patent Office. The Company believes Penn Maritime, Inc.'s claim to be without merit.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Registrant's security holders, through the solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 2003.

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

QUARTERS ENDED IN 2003:                          HIGH             LOW
-----------------------                          ----             ---
March 31, 2003                                  $14.80           $11.60
June 30, 2003                                   $16.48           $12.90
September 30, 2003                              $16.50           $13.49
December 31, 2003                               $17.50           $14.75


QUARTERS ENDED IN 2002:                          HIGH             LOW
-----------------------                          ----             ---
March 31, 2002                                  $14.00           $10.95
June 30, 2002                                   $15.70           $13.01
September 30, 2002                              $13.86           $10.65
December 31, 2002                               $13.50           $10.75


    As of March 5, 2004, the Registrant had 8,152,381 Common Shares outstanding and approximately 626 stockholders of record.

    Dividends
    ---------

    For the years ended December 31, 2003 and 2002, Maritrans Inc. paid the following cash dividends to stockholders:

                PAYMENTS IN 2003:             PER SHARE
                -----------------             ---------
                March 12, 2003                  $ .11
                June 4, 2003                    $ .11
                September 3, 2003               $ .11
                December 3, 2002                $ .11
                                                -----
                     Total                      $ .44
                                                =====

                PAYMENTS IN 2002:             PER SHARE
                -----------------             ---------
                March 6, 2002                   $ .10
                June 5, 2002                    $ .10
                September 4, 2002               $ .11
                December 4, 2002                $ .11
                                                -----
                     Total                      $ .42
                                                =====

    The dividend policy is determined at the discretion of the Board of Directors of Maritrans Inc. While dividends have been made quarterly in each of the last two years, there can be no assurance that the dividend will continue.

Item 6. SELECTED FINANCIAL DATA

                                                                             MARITRANS INC.
                                                       --------------------------------------------------------------
                                                                        January 1 to December 31,
                                                                    ($000, except per share amounts)
CONSOLIDATED INCOME STATEMENT DATA:
                                                         2003         2002        2001          2000          1999
                                                         ----         ----        ----          ----          ----
Revenues (a)...................................        $138,205     $128,987    $123,410      $123,715      $151,667

Depreciation and amortization .................          20,758       19,137      17,958        17,254        20,279
Operating income (b) ..........................          13,708       16,604      14,283        11,034         7,813
Interest expense ..............................           2,458        2,600       4,437         6,401         6,778
Income before income taxes ....................          17,646       15,222      12,307         8,113        21,151
Income tax (benefit) provision ................          (1,089)       5,708       4,615         3,101         9,095
Net income ....................................        $ 18,735     $  9,514    $  7,692      $  5,012      $ 12,056
Basic earnings per share ......................        $   2.35     $   1.18    $   0.77      $   0.46      $   1.03
Diluted earnings per share ....................        $   2.22     $   1.10    $   0.72      $   0.45      $   1.02
Cash dividends per share ......................        $   0.44     $   0.42    $   0.40      $   0.40      $   0.40

CONSOLIDATED BALANCE SHEET DATA (at period end):

Total assets...................................        $220,529     $211,557    $200,427      $247,579      $251,021
Long-term debt.................................        $ 57,560     $ 63,000    $ 32,250      $ 67,988      $ 75,861
Stockholders' equity...........................        $ 85,174     $ 69,387    $ 88,064      $ 90,446      $ 94,697

------------

(a) The decrease in revenue in 2000 resulted from the sale of vessels and petroleum storage terminals, which occurred in 1999.

(b) Operating income in 2001 includes the reclassification of $2.5 million, net of taxes, on the loss on extinguishment of debt in 2001 from an extraordinary item to operating income.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

    Maritrans serves the petroleum and petroleum product distribution industry by using tank barges, tugboats and oil tankers to provide marine transportation services primarily along the Gulf and Atlantic coasts of the United States. Between 1999 and 2003, the Company has transported at least 178 million barrels annually, with a high of 249 million barrels in 1999 and a low of 178 million barrels in 2002. The Company sold vessels in 1999 resulting in a reduction in capacity. In 2003 and 2002, the Company has transported 180 million and 178 million barrels, respectively. Many factors affect the number of barrels transported and may affect future results for the Company. Such factors include the Company's vessel and fleet size and average trip lengths, the continuation of federal law restricting United States point-to-point maritime shipping to U.S. vessels (the Jones Act), domestic oil consumption, environmental laws and regulations, oil companies' decisions as to the type and origination point of the crude that it processes, changes in the amount of imported petroleum products, competition, labor and training costs and liability insurance costs. Overall U.S. oil consumption during 1999-2003 fluctuated between 19.5 million and 20.3 million barrels a day.

    Maritrans has successfully rebuilt four of its existing, single-hulled, barges to a double-hull design configuration, which complies with the provisions of the OPA (see table in "Legislation" under Item 1). The Company intends to apply the same methodology to all of its remaining single-hull barges. The timing of the rebuilds will be determined by a number of factors, including market conditions, shipyard pricing and availability, customer requirements and OPA retirement dates for the vessels. The OPA retirement dates fall between 2005 and 2010. Each of the

Company's superbarges represent approximately 5 to 7 percent of the total fleet capacity, which will be removed from revenue generating service during the rebuilding of that vessel.

Results of Operations

    Time Charter Equivalent ("TCE") is a commonly used industry measure where direct voyage costs are deducted from revenue. Maritrans enters into various types of charters, some of which involve the customer paying substantially all voyage costs, while other types of charters involve Maritrans paying some or substantially all of the voyage costs. The Company's management believes that the presentation of TCE revenue provides useful information regarding the Company's financial condition and results of operations because TCE revenue essentially nets the voyage costs and voyage revenue to yield a measure that is comparable between periods regardless of the types of contracts utilized. These voyage costs are included in the "Operations expense" line item on the Consolidated Statements of Income. The Company began reporting on the TCE basis in the first quarter of 2002. TCE revenue is a non-GAAP financial measure and a reconciliation of TCE revenue to revenue, the most directly comparable GAAP measure, is set forth below.

Year Ended December 31, 2003 Compared With Year Ended December 31, 2002

    Revenues

    TCE revenue for the year ended December 31, 2003 compared to the year ended December 31, 2002 is as follows:

                                 12/31/03         12/31/02
                                 --------         --------

Voyage revenue                   $138,205         $128,987
Voyage costs                       23,721           19,755
                                 --------         --------
Time Charter Equivalent          $114,484         $109,232
                                 ========         ========
Vessel utilization                  84.3%            81.9%
                                    =====            =====
Available days                      4,953            4,956
                                    =====            =====
Revenue days                        4,616            4,485
                                    =====            =====

    TCE revenue increased from $109.2 million for the year ended December 31, 2002 to $114.5 million for the year ended December 31, 2003, an increase of $5.3 million or 5 percent primarily due to an increase in vessel utilization. The increase in utilization had a positive impact on voyage revenue and resulted from fewer vessels out of service for maintenance and double-hull rebuilding in the year ended December 31, 2003 compared to the year ended December 31, 2002. In the second quarter of 2002, the MARITRANS 254 was taken out of service for her double-hull rebuild and returned to service in November 2002. The OCEAN STATES was taken out of service early in September 2003 for her double-hull rebuild and is expected to return to service in the second quarter of 2004. Barrels of cargo transported increased from 177.6 million in the year ended December 31, 2002 to 180.0 million in the year ended December 31, 2003.

    The majority of the Company's fleet was deployed in contract business in 2003 with limited exposure to the Jones Act spot market. Demand for the Company's services in its contract business during the current year increased compared to 2002 due to high refinery margins experienced by the Philadelphia area refineries in 2003, the need to supply MTBE inventories to the Northeastern U.S. and added demand for gasoline additives on the West Coast in the second and third quarters of 2003. In the fourth quarter of 2003, demand for the Company's services was similar to 2002 reflecting comparable market characteristics.

    The Company had limited exposure to the spot market in 2003. Spot market rates were higher than in 2002 driven primarily by the impact of world and oil industry events early in the year on clean product inventory levels throughout the U.S. These events, including the war with Iraq, the oil industry strike in Venezuela, seasonal U.S. Gulf refinery maintenance and increased distillate demand caused by the cold first quarter in the Northeastern U.S., increased the demand for Jones Act vessels through the first three quarters of 2003 in order to re-supply the depleted clean product inventories, and to handle the added demand for gasoline additives in the West Coast caused by the ban of MTBE in gasoline. In the fourth quarter of 2003, the spot market characteristics were similar to those in 2002.

Refined product imports, particularly from Europe, continued to have a dampening effect on demand for Jones Act transportation of refined products into the eastern U.S. in 2003.

    In 2004, other than the scheduled double-hull rebuilding, the Company expects to experience out of service time consistent with 2003 levels for scheduled maintenance and may have more exposure to the spot market if all expiring contracts are not renewed. Utilization is expected to be at 2003 levels due to the out of service time of the double-hull rebuilds. Volumes of cargo transported in the Northeast are expected to decrease in 2004 as a result of cyclical dredging at customer refining facilities in early 2004 which will result in a reduced demand for the Company's services. The Company believes its 2004 contract rates will be similar to 2003. Late in the fourth quarter of 2003 several design issues were identified in three of the double-hull rebuilt 250,000 barrel class barges that led the Company to remove these vessels from service and further inspect and re-analyze the original rebuild designs. Working with industry experts and the American Bureau of Shipping, the Company identified structural enhancements that will improve the long-term strength of these three barges. The Company has acted in the first quarter of 2004 to make these repairs and enhancements, and as a result will experience out of service time that will lower first quarter results.

    Operations expense

    Voyage costs increased from $19.8 million for the year ended December 31, 2002 to $23.7 million for the year ended December 31, 2003, an increase of $3.9 million or 20 percent. Fuel costs increased $2.5 million or 19 percent compared to 2002. The average price per gallon of fuel increased approximately 32 percent compared to 2002. Port charges increased $1.5 million as a result of increased utilization and increases in the costs of the services provided.

    Operations expense, excluding voyage costs discussed above, increased from $46.5 million for the year ended December 31, 2002 to $49.1 million for the year ended December 31, 2003, an increase of $2.6 million or 6 percent. Crew expenses increased $1.2 million due to seagoing salary increases in 2003. Shoreside support expenses increased $1.1 million, primarily as a result of increased pension costs in 2003. Insurance expense increased $0.8 million as a result of increased premiums charged by insurance companies on policies renewed in 2003.

    Maintenance expense

    Maintenance expenses increased $3.3 million or 17 percent from $19.1 million for the year ended December 31, 2002 to $22.4 million for the year ended December 31, 2003. Routine maintenance incurred during voyages and in port increased $0.7 million from 2002 to 2003. Expenses accrued for maintenance in shipyards increased $2.5 million from the year ended December 31, 2002 to the year ended December 31, 2003. In the second half of 2002 the Company increased its shipyard accrual rate to reflect the expected rise in costs resulting from an increase in regulatory and customer vetting requirements, which increases the scope and frequency of maintenance performed in the shipyard and results in increased costs. Higher accrual rates continued throughout 2003.

    Gain on Sale of Assets

    Gain on sale of assets for the year ended December 31, 2003 of $1.1 million consists of a pre-tax gain on the sale of property not used in operations.

    Operating Income

    As a result of the aforementioned changes in revenue and expenses, operating income decreased from $16.6 million for the year ended December 31, 2002 to $14.8 million for the year ended December 31, 2003, a decrease of $1.8 million or 12 percent.

    Other Income

    Other income for 2003 includes a $4.5 million reversal of an allowance relating to a note receivable from K-Sea Transportation LLC. The Company recorded an allowance for doubtful accounts equal to the note due to concerns over K-Sea's credit worthiness and periodically reviewed the appropriateness of the allowance. In January 2004, K-Sea repaid the $4.5 million outstanding under the note. As a result of this receipt the Company reversed the $4.5 million allowance related to the note receivable in the fourth quarter of 2003.

    Income Tax (Benefit) Expense

    Income tax expense decreased from $5.7 million for the year ended December 31, 2002 to an income tax benefit of $1.1 million for the year ended December 31, 2003, a decrease of $6.8 million. The Company records reserves for income taxes based on the estimated amount of tax that it will likely have to pay based on its taxable net income. The Company periodically reviews its position based on available information and adjusts its income tax reserve accordingly. In the third quarter of 2003, the Company reduced its income tax reserve by $7.7 million. Most of the amount of the reserve that was decreased related to the restructuring of Maritrans Partners L.P. to Maritrans Inc. in 1993. Due to the non-cash nature of the reduction, there was no corresponding effect on cash flow or income from operations.

    Net Income

    Net income increased from $9.5 million for the year ended December 31, 2002 to $18.7 million for the year ended December 31, 2003, an increase of $9.2 million and resulted from the aforementioned changes in revenue and expenses. Net income for the year ended 2003 included the effect of the $7.7 million decrease in the Company's tax reserve in the third quarter of 2003, discussed above.

Year Ended December 31, 2002 Compared With Year Ended December 31, 2001

    Revenues

TCE revenue for the year ended December 31, 2002 compared to the year ended December 31, 2001 is as follows:

                                 12/31/02         12/31/01
                                 --------         --------

Voyage revenue                   $128,987         $123,377
Voyage costs                       19,755           21,502
                                 --------         --------
Time Charter Equivalent          $109,232         $101,875
                                 ========         ========
Vessel utilization                  81.9%            83.4%
                                    =====            =====
Available days                      4,956            4,948
                                    =====            =====
Revenue days                        4,485            4,568
                                    =====            =====

    TCE revenue increased from $101.9 million for the year ended December 31, 2001 to $109.2 million for the year ended December 31, 2002, an increase of $7.3 million or 7 percent. Utilization decreased due to more vessels out of service time in the year ended December 31, 2002 as a result of vessels being taken out of service for maintenance. In late May 2002, the OCEAN 250 went out of service for her double-hull rebuild and re-entered service in the fourth quarter of 2002. In addition, the MARITRANS 252 was out of service in the beginning of 2002 while her double-hull rebuild was being completed. She re-entered service in the first quarter of 2002.

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

    Operations Expense

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

    Operations expense, excluding voyage costs discussed above, increased from $43.2 million for the year ended December 31, 2001 to $46.5 million for the year ended December 31, 2002, an increase of $3.3 million or 8 percent. Crew expenses increased $0.7 million for seagoing salaries in 2002 as a result of salary increases that took effect early in 2002. Insurance expense increased $0.5 million as a result of increased premiums charged by the insurance companies on 2002 renewals and to additional deductible amounts paid in 2002. The cost of supplies for the vessels increased $0.7 million compared to 2001. Professional fees increased by $0.4 million in 2002 as compared to 2001 due to consulting costs incurred to review port security and other security issues.

    Maintenance Expense

    Maintenance expenses increased $3.4 million or 22 percent from $15.7 million for the year ended December 31, 2001 to $19.1 million for the year ended December 31, 2002. Routine maintenance expenses incurred during voyages and in port declined $1.9 million in 2002 compared to 2001. Expenditure levels for maintenance incurred in shipyards increased $5.3 million in 2002. This reflects efforts being made to meet increased regulatory and customer vetting requirements and rising shipyard costs. In the second half of 2002 the Company increased its shipyard accrual rate to reflect the expected rise in costs resulting from the above mentioned requirements, which increases the scope and frequency of maintenance performed in the shipyard and results in increased costs.

    Operating Income

    As a result of the aforementioned changes in revenues and expenses, operating income increased from $14.3 million for the year ended December 31, 2001 to $16.6 million for the year ended December 31, 2002, an increase of $2.3 million or 16 percent.

    Gain on Sale of Assets

    Gain on sale of assets for the year ended December 31, 2001 of $0.5 million consisted of a pre-tax gain on the sale of a barge.

    Interest Expense

    Interest expense for the year ended December 31, 2002 was $2.6 million compared to $4.4 million for the year ended December 31, 2001, a decrease of $1.8 million or 40 percent. The decrease was the result of the refinancing of debt that took place in the fourth quarter of 2001. The new debt has a variable interest rate, which is lower than the fixed interest rate of 9.25 percent on most of the previously held debt and therefore resulted in decreased interest expense when compared to 2001.

    Interest Income

    Interest income for the year ended December 31, 2002 was $0.9 million compared to interest income for the year ended December 31, 2001 of $2.4 million, a decrease of $1.5 million or 63 percent. Interest income decreased due to a lower amount of cash invested in 2002 compared to 2001. The decrease in the average cash balance is primarily the result of debt refinancing.

    Net Income

    Net income increased from $7.7 million for the year ended December 31, 2001 to $9.5 million for the year ended December 31, 2002, an increase of $1.8 million and resulted from the aforementioned changes in revenue and expenses.

Liquidity and Capital Resources

General

    In 2003, net cash provided by operating activities was $38.9 million. These funds, augmented by the Company's Credit Facility, were sufficient to meet debt service obligations and loan agreement covenants, to make capital acquisitions and improvements and to allow the Company to pay a dividend in each of the four quarters in 2003. Management believes funds provided by operating activities, augmented by the Company's Credit Facility, described below, and investing activities, will be sufficient to finance operations, anticipated capital expenditures, lease payments and required debt repayments in the foreseeable future. While dividends have been made quarterly in each of the last two years, there can be no assurances that the dividend will continue. The ratio of total debt to capitalization was .41:1 at December 31, 2003.

    On February 9, 1999, the Board of Directors authorized a share buyback program for the acquisition of up to one million shares of the Company's common stock, which represented approximately 8 percent of the 12.1 million shares outstanding at that time. In February 2000 and again in February 2001, the Board of Directors authorized the acquisition of an additional one million shares in the program. The total authorized shares under the buyback program are three million. As of December 31, 2003, 2,485,442 shares had been purchased under the plan. The plan has been financed by internally generated funds. The Company intends to hold the majority of the shares as treasury stock, although some shares will be used for employee compensation plans and others may be used for acquisition currency and/or other corporate purposes.

    In December 1999, the Company sold vessels to K-Sea Transportation LLC for a total of $34 million, $29 million in cash and $4.5 million in the form of a subordinated note receivable maturing in December 2007. On January 14, 2004, K-Sea Transportation LLC paid all amounts outstanding under the note. As a result of this receipt the Company reversed the $4.5 million allowance related to the note receivable in the quarter ended December 31, 2003. This amount was recorded in other income in the year ended December 31, 2003 consolidated statement of income.

Debt Obligations and Borrowing Facility

    At December 31, 2003, the Company had $60.1 million in total outstanding debt, secured by mortgages on some of the fixed assets of the Company. The current portion of this debt at December 31, 2003 is $2.5 million.

    In November 2001, the Company entered into an $85 million credit and security agreement ("Credit Facility") with Citizens Bank (formerly Mellon Bank, N.A.) and a syndicate of other financial institutions ("Lenders"). Pursuant to the terms of the Credit Facility, the Company could borrow up to $45 million of term loans and up to $40 million under a revolving credit facility. Interest is variable based on either the LIBOR rate plus an applicable margin (as defined in the Credit Facility) or the prime rate. Principal payments on the term loans are required on a quarterly basis and began in April 2002. The Credit Facility expires in January 2007. The Company has granted first preferred ship mortgages and a first security interest in some of the Company's vessels and other collateral in connection with the Credit Facility. In September 2003, the Company paid the outstanding term loan balance of $37 million. At December 31, 2003, there was $23.5 million outstanding under the revolving line of credit. The Credit Facility requires the Company to maintain its properties in a specific manner, maintain specified insurance on its properties and business, and abide by other covenants, which are customary with respect to such borrowings. The Credit Facility also requires the Company to meet certain financial covenants. If the Company fails to comply with any of the covenants contained in the Credit Facility, the Lenders may foreclose on the collateral or call the entire balance outstanding on the Credit Facility immediately due and payable. The Company was in compliance with all applicable covenants at December 31, 2003 and currently expects to remain in compliance going forward.

    In September 2003, the Company entered into new financing agreements. The new agreements consist of a $7.3 million loan with Lombard US Equipment Financing Corp. with a 5-year amortization and a $29.5 million loan with Fifth Third Bank with a 9.5-year amortization and a 50 percent balloon payment at the end of the term. The new debt accrues interest at an average fixed rate of 5.53 percent. The proceeds of the new debt were used to pay off the outstanding balance of the term loan under the Company's existing credit facility. Principal payments on the $7.3 million loan are required on a quarterly basis and began in January 2004. Principal payments on the $29.5 million loan are required on a monthly basis and began in November 2003. The Company has granted first preferred ship mortgages and a first security interest in some of the vessels and other collateral in connection with the new debt agreements. The loan agreements require the Company to maintain its properties in a specific manner, maintain specified insurance on its properties and business, and abide by other covenants, which are customary with respect to such borrowings. The loan agreements also require the Company to meet certain financial covenants that began in the quarter ended December 31, 2003. If the Company fails to comply with any of the covenants contained in the new debt agreements, the Lenders may foreclose on the collateral or call the entire balance outstanding on the new debt agreements immediately due and payable. The Company is in compliance with all such covenants at December 31, 2003 and currently expects to remain in compliance going forward.

    As of December 31, 2003, the Company had the following amounts outstanding under its debt agreements:

    o $23.5 million under the revolving credit facility;

    o $7.3 million under the 5-year term loan; and

    o $29.3 million under the 9.5-year term loan.

    Contractual Obligations

    Total future commitments and contingencies related to the Company's outstanding debt obligations, noncancellable operating leases and purchase obligations as of December 31, 2003, are as follows:

                                                        ($000's)
                                           Less than One   One to Three   Three to Five    More than Five
                               Total           Year           Years           Years            Years
                               -----           ----           -----            ----            -----
Debt Obligations             $ 60,093        $  2,533        $  5,491        $ 29,612       $ 22,457
Operating Leases                2,793             507             864             857            565
Purchase Obligations*          33,075          26,765           6,310              --             --
                             --------        --------        --------        --------       --------
Total                        $ 95,961        $ 29,805        $ 12,665        $ 30,469       $ 23,022
                             ========        ========        ========        ========       ========

    * Purchase obligations represent amounts due under existing vessel rebuild contracts.

    In November 2002, the Company awarded a contract to rebuild the fifth large single-hull barge, the OCEAN STATES, to a double-hull configuration, which is expected to have a total cost of approximately $24 million, of which $18 million is a fixed contract with the shipyard. In addition to the double-hull rebuild, the OCEAN STATES will have a 30,000 barrel mid-body insertion. As of December 31, 2003, $16.5 million has been paid to the shipyard contractor for the project. The Company has financed, and expects to continue the financing of, this project from a combination of internally generated funds and borrowings under the Company's Credit Facility. The rebuild of the OCEAN STATES will be completed in the first half of 2004.

    In August 2003, the Company awarded a contract to rebuild its sixth large single-hull barge, the OCEAN 193, to a double-hull configuration, which is expected to have a total cost of approximately $24 million, of which $22 million is a fixed contract with the shipyard. As of December 31, 2003, $4.2 million has been paid to the shipyard contractor for the project. The Company has financed, and expects to continue the financing of, this project from a combination of internally generated funds and borrowings under the Company's Credit Facility.

    In October 2003, the Company awarded a contract to rebuild the tugboat Honour which currently works with the barge OCEAN STATES. The rebuild is expected to have a total cost of approximately $6.5 million, of which $3.7 million is a fixed contract with the shipyard. As of December 31, 2003, $0.8 million and has been paid to the shipyard contractor for the project. The Company has financed, and expects to continue the financing of, this project from a combination of internally generated funds and borrowings under the Company's Credit Facility. The rebuild of the Honour will be completed in the first half of 2004.

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

    In September 2001, the rule making body of the AICPA issued an Exposure Draft on a Statement of Position, "Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment" (the "SOP"). This group, referred to as AcSEC, approved the SOP in September 2003. The SOP will be presented at a clearance meeting with the FASB in April 2004. If the SOP is cleared at that time, it would be applicable for fiscal years beginning after December 31, 2004 with early adoption encouraged. If the SOP is approved at the April meeting, the Company will consider early adoption as of January 1, 2004.

         If the existing SOP is issued, it would require the Company to modify its accounting policy for maintenance and repairs. Such costs would no longer be accrued in advance of performing the related maintenance and repairs; rather, the SOP requires these costs to be expensed as incurred, unless they meet the capitalization provisions of the SOP, in which case the costs will be depreciated over their estimated useful lives. The Company has not yet quantified the impact of adopting the SOP on its financial statements; however, the Company's preliminary assessment is that the adoption of this pronouncement would decrease the shipyard accrual and increase stockholders' equity of the Company.

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


    The Maritrans Inc. Retirement Plan utilizes a Tactical Asset Allocation investment strategy. This strategy shifts assets between fixed income and equity investments according to where the market is perceived to be heading. The range is between 75% and 25% in either form of investment. The results are measured against a constant benchmark consisting of 65% equity and 35% fixed income. Effective February 2004, the Company changed to a Strategic Asset Allocation investment strategy that maintains a targeted allocation to the benchmark of 65% equity and 35% fixed income.

Market Risk

    The principal market risk to which the Company is exposed is a change in interest rates on debt instruments. The Company manages its exposure to changes in interest rate fluctuations by optimizing the use of fixed and variable rate debt. The table below presents principal cash flows by year of maturity. Variable interest rates disclosed fluctuate with the LIBOR and federal fund rates. The weighted average interest rate at December 31, 2003 was 4.71%.

Liabilities                                              Expected Years of Maturity
($000)
                                       2004         2005         2006         2007           2008       Thereafter
                                       ----         ----         ----         ----           ----       ----------
Fixed Rate                            $2,533       $2,672       $2,819       $2,974         $3,138        $22,457
   Average Interest Rate               5.53%        5.53%        5.53%        5.53%          5.53%          5.53%

Variable Rate                         $    -       $    -       $    -      $23,500         $    -        $     -
   Average Interest Rate                  -%           -%           -%        3.43%             -%             -%

Impact of Recent Accounting Pronouncements

    In September 2001, the rule making body of the AICPA issued an Exposure Draft on a Statement of Position, "Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment" (the "SOP"). This group, referred to as AcSEC, approved the SOP in September 2003. The SOP will be presented at a clearance meeting with the Financial Accounting Standards Board ("FASB") in April 2004. If the SOP is cleared at that time, it would be applicable for fiscal years beginning after December 31, 2004 with early adoption encouraged. If the SOP is approved at the April meeting, the Company will consider early adoption as of January 1, 2004.

         If the SOP is issued, it would require the Company to modify its accounting policy for maintenance and repairs. Such costs would no longer be accrued in advance of performing the related maintenance and repairs; rather, the SOP requires these costs to be expensed as incurred, unless they meet the capitalization provisions of the SOP, in which case the costs will be depreciated over their estimated useful life. The Company has not yet quantified the impact of adopting the SOP on its financial statements; however, the Company's preliminary assessment is that the adoption of this pronouncement would decrease the shipyard accrual and increase stockholders' equity of the Company.

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("SFAS 145"). SFAS 145 requires, among other things, gains or losses on extinguishment of debt to be classified as income (loss) from continuing operations rather than as an extraordinary item, unless such extinguishment is determined to be extraordinary pursuant to Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Segment of a Business and Extraordinary, Unusual, and Infrequently Occurring Transactions" ("Opinion 30"). The provisions of SFAS 145 related to the rescission of SFAS 4 are effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item must be reclassified. The Company adopted the provisions of SFAS 145 beginning January 1, 2003, and accordingly, reclassified the loss of $4.0 million on the retirement of debt during the year ended December 31, 2001, from an extraordinary item to a separate component of income before taxes.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide three alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, "Interim Financial Reporting". SFAS 148 is effective for fiscal years ending after December 15, 2002, with certain disclosure requirements effective for interim periods beginning after December 15, 2002. The Company adopted the transition provision of SFAS 148 using the prospective method beginning January 1, 2003. The prospective method requires the Company to apply the fair value based method to all employee stock awards granted, modified or settled in its consolidated statements of income beginning on the date of adoption.

Item 7a.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     See discussion under "Market Risk" included in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 8. FINANCIAL STATEMENTS & SUPPLEMENTAL DATA

               Report of Independent Certified Public Accountants


    Stockholders and Board of Directors

    Maritrans Inc.

    We have audited the accompanying consolidated balance sheets of Maritrans Inc. as of December 31, 2003 and 2002, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the management of Maritrans Inc. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maritrans Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                          /s/ ERNST & YOUNG LLP





Tampa, Florida
January 26, 2004

                                 MARITRANS INC.
                           CONSOLIDATED BALANCE SHEETS

                          ($000, except share amounts)

                                                                                        December 31,
                                                                                    ---------------------
                                                                                     2003           2002
                                                                                     ----           ----
ASSETS
Current assets:
    Cash and cash equivalents .............................................         $  3,614      $    239
    Trade accounts receivable (net of allowance for doubtful accounts of
    $550 and $690, respectively) ..........................................            6,139         9,396
    Other accounts receivable .............................................            3,140         2,696
    Inventories ...........................................................            2,854         3,253
    Deferred income tax benefit ...........................................            9,074         8,097
    Prepaid expenses ......................................................            3,210         3,135
                                                                                    --------      --------
        Total current assets ..............................................           28,031        26,816
Vessels and equipment .....................................................          364,134       339,574
     Less accumulated depreciation ........................................          183,406       162,713
                                                                                    --------      --------
        Net vessels and equipment .........................................          180,728       176,861
Notes receivable (net of allowance of $4,500 in 2002)......................            7,815         3,780
Goodwill...................................................................            2,863         2,863
Other......................................................................            1,092         1,237
                                                                                    --------      --------
        Total assets ......................................................         $220,529      $211,557
                                                                                    ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Debt due within one year...............................................         $  2,533      $  5,750
    Trade accounts payable ................................................            5,649         2,829
    Accrued shipyard costs ................................................            4,315         5,060
    Accrued wages and benefits ............................................            3,191         1,718
    Other accrued liabilities .............................................            5,257         3,642
                                                                                    --------      --------
        Total current liabilities .........................................           20,945        18,999
Long-term debt ............................................................           57,560        63,000
Accrued shipyard costs ....................................................            6,473         7,590
Other liabilities .........................................................            3,229         3,149
Deferred income taxes .....................................................           47,148        49,432
Stockholders' equity:......................................................
    Preferred stock, $.01 par value, authorized 5,000,000 shares; none                    --            --
       issued..............................................................
    Common stock, $.01 par value, authorized 30,000,000 shares; issued:
    2003 - 13,644,498 shares; 2002 - 13,558,970 shares ....................              136           135
    Capital in excess of par value ........................................           82,527        80,980
    Retained earnings .....................................................           51,205        36,061
    Unearned compensation .................................................             (614)         (759)
    Less: Cost of shares held in treasury: 2003 - 5,485,404 shares; 2002 -
       5,418,653 shares....................................................          (48,080)      (47,030)
                                                                                    --------      --------
        Total stockholders' equity ........................................           85,174        69,387
                                                                                    --------      --------
        Total liabilities and stockholders' equity ........................         $220,529      $211,557
                                                                                    ========      ========

                            See accompanying notes.

                                 MARITRANS INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                        ($000, except per share amounts)

                                                                          For the year ended December 31,
                                                                        --------------------------------------
                                                                          2003           2002           2001
                                                                          ----           ----           ----
Revenues. ...............................................               $138,205       $128,987       $123,410
Costs and expenses:......................................
   Operations expense ...................................                 72,826         66,299         64,665
   Maintenance expense ..................................                 22,361         19,088         15,652
   General and administrative ...........................                  8,552          7,859          7,323
   Depreciation and amortization ........................                 20,758         19,137         17,958
   Loss on extinguishment of debt .......................                     --             --          4,001
                                                                        --------       --------       --------
   Total operating expense ..............................                124,497        112,383        109,599
Gain on sale of assets. .................................                  1,099             --            472
                                                                        --------       --------       --------
Operating income ........................................                 14,807         16,604         14,283
Interest expense (net of capitalized interest of $442,
   $383, and $472 respectively)..........................                 (2,458)        (2,600)        (4,437)
Interest income..........................................                    768            857          2,405
Other income, net .......................................                  4,529            361             56
                                                                        --------       --------       --------
Income before income taxes...............................                 17,646         15,222         12,307
Income tax (benefit) provision ..........................                 (1,089)         5,708          4,615
                                                                        --------       --------       --------
Net income ..............................................               $ 18,735       $  9,514       $  7,692
                                                                        ========       ========       ========

Basic earnings per share ................................               $   2.35       $   1.18       $   0.77

Diluted earnings per share ..............................               $   2.22       $   1.10       $   0.72

Dividends declared per share ............................               $   0.44       $   0.42       $   0.40


                             See accompanying notes.

                                 MARITRANS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents

                                     ($000)

                                                                            For the year ended December 31,
                                                                          ------------------------------------
                                                                            2003           2002         2001
                                                                            ----           ----         ----
Cash flows from operating activities:
Net income .......................................................        $ 18,735       $  9,514     $  7,692
Adjustments to reconcile net income to net cash provided by
   operating activities:..........................................
    Depreciation and amortization ................................          20,758         19,137       17,958
    Deferred income taxes ........................................          (3,261)         3,802        1,438
    Stock compensation ...........................................             829            193          852
    Loss on extinguishment of debt ...............................              --             --        4,001
    Changes in receivables, inventories and prepaid expenses .....           3,136         (1,045)       1,898
    Changes in current liabilities, other than debt ..............           5,164          1,747       (8,796)
    Non-current changes, net .....................................          (5,392)        (2,130)      (4,154)
    Gain on sale of assets .......................................          (1,099)            --         (472)
                                                                          --------       --------     --------
     Total adjustments to net income .............................          20,135         21,704       12,725
                                                                          --------       --------     --------
       Net cash provided by operating activities .................          38,870         31,218       20,417

Cash flows from investing activities:.............................
    Proceeds from sale of marine vessels and equipment ...........           1,849             --          175
    Release of cash and cash equivalents - restricted.............              --             --       13,500
    Collections on notes receivable...............................             465            766          478
    Purchase of marine vessels and equipment .....................         (25,376)       (32,681)     (20,172)
                                                                          --------       --------     --------
      Net cash used in investing activities ......................         (23,062)       (31,915)      (6,019)

Cash flows from financing activities:
     Borrowings under long-term debt .............................          36,790          9,000       36,000
     Prepayment of Fleet Mortgage, including prepayment penalty of
        $3,640 ...................................................              --             --      (36,640)
     Payment of long-term debt ...................................         (41,446)       (10,738)     (13,872)
     Net (repayments) borrowings under credit facilities .........          (4,000)        27,500      (22,000)
     Proceeds from stock option exercises ........................             158            878          298
     Purchase of treasury stock ..................................            (344)       (25,826)      (7,071)
     Dividends declared and paid .................................          (3,591)        (3,436)      (4,153)
                                                                          --------       --------     --------
      Net cash used in financing activities ......................         (12,433)        (2,622)     (47,438)

Net increase (decrease) in cash and cash equivalents .............           3,375         (3,319)     (33,040)
Cash and cash equivalents at beginning of year ...................             239          3,558       36,598
                                                                          --------       --------     --------
Cash and cash equivalents at end of year .........................        $  3,614       $    239     $  3,558
                                                                          ========       ========     ========

Supplemental Disclosure of Cash Flow Information:
Interest paid ....................................................        $  2,423       $  2,624     $  5,630
Income taxes paid ................................................        $     15       $    500     $  5,516

Non-cash activities:
  Note receivable from sale of vessels ...........................              --             --     $    300
  Reversal of note receivable allowance ..........................        $  4,500             --           --

                             See accompanying notes.

                                 MARITRANS INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          ($000, except share amounts)

                                       Outstanding     Common       Capital in
                                        shares of    Stock, $.01    excess of      Retained     Treasury       Unearned
                                      Common Stock    Par Value     Par Value      Earnings      Stock       Compensation    Total
                                      ------------    ---------     ---------      --------      -----       ------------    -----
Balance at January 1, 2001...........   10,866,675       $133        $78,959       $26,444      $(14,078)      $(1,012)     $90,446

Net income...........................                                                7,692                                    7,692

Cash dividends ($0.40 per share of
   Common Stock).....................                                               (4,153)                                  (4,153)

Purchase of treasury shares..........     (802,000)                                               (7,071)                    (7,071)

Stock option exercises ..............       44,587                       146                         152                        298

Stock incentives ....................       50,964         --            676            --            19           157          852
                                        ----------       ----        -------       -------      --------       -------      -------

Balance at December 31, 2001.........   10,160,226        133         79,781        29,983       (20,978)         (855)      88,064
                                        ----------       ----        -------       -------      --------       -------      -------

Net income...........................                                                9,514                                    9,514

Cash dividends ($0.42 per share of
   Common Stock).....................
                                                                                    (3,436)                                  (3,436)

Purchase of treasury shares..........   (2,234,296)                                              (25,826)                   (25,826)

Stock option exercises ..............      210,311          2            773                         103                        878


Stock incentives ....................        4,076         --            426            --          (329)           96          193
                                        ----------       ----        -------       -------      --------       -------      -------

Balance at December 31, 2002.........    8,140,317        135         80,980        36,061       (47,030)         (759)      69,387
                                        ----------       ----        -------       -------      --------       -------      -------

Net income...........................                                               18,735                                   18,735

Cash dividends ($0.44 per share of
   Common Stock).....................                                               (3,591)                                  (3,591)

Purchase of treasury shares..........      (28,742)                                                 (344)                      (344)

Stock option exercises ..............       65,580          1            202                         (45)                       158

Stock incentives ....................      (18,061)        --          1,345            --          (661)          145          829
                                        ----------       ----        -------       -------      --------       -------      -------

Balance at December 31, 2003.........    8,159,094       $136        $82,527       $51,205      $(48,080)        $(614)     $85,174
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

    Reclassifications

    Certain amounts from prior year financial statements have been reclassified to conform to their current year presentation.

    Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    Cash and Cash Equivalents

    Cash and cash equivalents at December 31, 2003 and 2002 consisted of cash and commercial paper, the carrying value of which approximates fair value. For purposes of the consolidated financial statements, short-term highly liquid debt instruments with original maturities of three months or less are considered to be cash equivalents.

    Inventories

    Inventories, consisting of materials, supplies and fuel are carried at cost, which does not exceed net realizable value. Inventory cost is determined using the first in, first out method.

    Vessels and Equipment

    Vessels and equipment, which are carried at cost, are depreciated using the straight-line method. Vessels are depreciated over a period of up to 30 years. Certain electronic equipment is depreciated over periods of 7 to 10 years. Other equipment is depreciated over periods ranging from 2 to 20 years. Gains or losses on dispositions of vessels and equipment are included as a component of operating income in the accompanying consolidated statements of income. The Oil Pollution Act of 1990 requires all newly constructed petroleum tank vessels engaged in marine transportation of oil and petroleum products in the U.S. to be double-hulled and gradually phases out the operation of single-hulled tank vessels based on size and age. The Company has announced a construction program to rebuild its single-hulled barges with double hulls over the next several years. By July 2005, two of the Company's large oceangoing, single-hulled vessels will be at their legislatively determined retirement date if they are not rebuilt by that time.

                            NOTES TO THE CONSOLIDATED

   Long-lived assets, including goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When required, an impairment loss is recognized based on the difference between the fair value of an asset and its related carrying value. During the years ended December 31, 2003, 2002 and 2001, the Company did not recognize an impairment loss.

   Intangible Assets

   Other assets include $2,863,000 of goodwill at December 31, 2003 and 2002. Goodwill represents the excess cost over the fair market value of the net assets acquired at the date of acquisition. Goodwill was being amortized using the straight-line method over twenty-five years through December 31, 2001.

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

    In September 2001, the rule making body of the AICPA issued an Exposure Draft on a Statement of Position, "Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment" (the "SOP"). This group, referred to as AcSEC, approved the SOP in September 2003. The SOP will be presented at a clearance meeting with the FASB in April 2004. If the SOP is cleared at that time, it would be applicable for fiscal years beginning after December 31, 2004 with early adoption encouraged. If the SOP is approved at the April meeting, the Company will consider early adoption as of January 1, 2004.

     If the existing SOP is issued, it would require the Company to modify its accounting policy for maintenance and repairs. Such costs would no longer be accrued in advance of performing the related maintenance and repairs; rather, the SOP requires these costs to be expensed as incurred, unless they meet the capitalization provisions of the SOP, in which case the costs will be depreciated over their estimated useful lives. The Company has not yet quantified the impact of adopting the SOP on its financial statements; however, the Company's preliminary assessment is that the adoption of this pronouncement would decrease the shipyard accrual and increase stockholders' equity of the Company.

    Income Taxes

    Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

    Revenue Recognition

    Maritrans records revenue when services are rendered, it has a signed charter agreement or other evidence of an arrangement, pricing is fixed or determinable and collection is reasonably assured. Maritrans earns revenues under time charters and affreightment/voyage contracts. Revenue from time charters is earned and recognized on a daily basis. Revenue for affreightment/voyage contracts is recognized based upon the percentage of voyage completion. The percentage of voyage completion is based on the number of voyage days worked at the balance sheet date divided by the total number of days expected on the voyage.

    Significant Customers

    During 2003, the Company derived revenues aggregating 46 percent of total revenues from three customers, each one representing more than 14 percent of revenues. In 2002, revenues from three customers aggregated 50 percent of total revenues and in 2001, revenues from three customers aggregated 61 percent of total revenues. The Company

                            NOTES TO THE CONSOLIDATED
does not necessarily derive 10 percent or more of its total revenues from the same group of customers each year. In 2003, approximately 88 percent of the Company's total revenue was generated by ten customers. Credit is extended to various companies in the petroleum industry in the normal course of business. The Company generally does not require collateral. This concentration of credit risk within this industry may be affected by changes in economic or other conditions and may, accordingly, affect the overall credit risk of the Company.

    Related Party Transactions

    The Company obtained protection and indemnity insurance coverage from a mutual insurance association, whose chairman is also the chairman of Maritrans Inc. The related insurance expense was $2,359,000, $2,398,000 and $1,926,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The Company paid amounts for legal services to a law firm, a partner of which serves on the Company's Board of Directors. The related legal expense was $184,000, $569,000 and $381,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

    Fair Value of Financial Instruments

    The book value of cash, accounts and notes receivable, accounts payable, and accrued expenses approximate the carrying value due to the short-term nature of these financial instruments. The carrying value of the Company's long-term debt approximates fair value based on variable interest rates.

    Stock Based Compensation

    In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide three alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 also amends the disclosure provisions of SFAS 123 and Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting". SFAS 148 is effective for fiscal years ending after December 15, 2002, with certain disclosure requirements effective for interim periods beginning after December 15, 2002. The Company adopted the transition provision of SFAS 148 using the prospective method beginning January 1, 2003. The prospective method requires the Company to apply the fair value based method to all employee stock awards granted, modified or settled in its consolidated statements of income beginning on the date of adoption. If the Company had adopted SFAS 148 using the prospective method on January 1, 2002, diluted earnings per share would have been lower by $0.02 for the year ended December 31, 2002.

    Through December 31, 2002, the Company had elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees and Related Interpretations" in accounting for its employee stock options. Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2003, 2002 and 2001, respectively: risk free rates of 2.9%, 4.4% and 5%; weighted average dividend yields of 3.6%, 3.4% and 5%; weighted average volatility factors of the expected market price of the Company's common stock of 0.31, 0.30 and 0.26; and a weighted average expected life of the option of seven years. The weighted average fair value of options granted in 2003, 2002 and 2001 was $3.00, $3.12 and $1.47, respectively.

                            NOTES TO THE CONSOLIDATED

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The Company's pro forma information is as follows:

                                                               2003         2002         2001
                                                               ----         ----         ----
                                                               ($000, except per share data)
Net income as reported..............................          $18,735       $9,514      $7,692
Add:  Stock based compensation included in net
  income, net of tax................................               32           --          --
Deduct:  Total stock based compensation determined
  under the fair value method, net of tax...........              135          120         139
                                                              -------       ------      ------
Pro forma net income................................          $18,632       $9,394      $7,553
                                                              =======       ======      ======

Basic earnings per share as reported................           $ 2.35        $1.18       $0.77
Pro forma basic earnings per share .................           $ 2.34        $1.17       $0.75
Diluted earnings per share as reported..............           $ 2.22        $1.10       $0.72
Pro forma diluted earnings per share ...............           $ 2.21        $1.08       $0.71

    Impact of Recent Accounting Pronouncements

    In September 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill is no longer amortized but is subject to the annual impairment tests in accordance with the Statements. Other intangible assets continue to be amortized over their useful lives. The Company adopted the new rules on accounting for goodwill and other intangible assets on January 1, 2002. A reconciliation of net income for the year ended December 31, 2001 had goodwill not been amortized pursuant to SFAS No. 142 is as follows:

      ($000, except per share amounts)

      Net income as reported                                 $7,692
      Elimination of goodwill amortization                      279
                                                             ------
      Adjusted net income                                    $7,971
                                                             ======
      Adjusted basic earnings per share                      $ 0.79
                                                             ======
      Adjusted diluted earnings per share                    $ 0.75
                                                             ======

    The Company has completed its required impairment tests of goodwill for the year ended December 31, 2003 and the Company has concluded that there is no impairment of goodwill on the accompanying consolidated balance sheet.

    In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("SFAS 145"). SFAS 145 requires, among other things, gains or losses of extinguishment of debt to be classified as income (loss) from continuing operations rather than as an extraordinary item, unless such extinguishment is determined to be extraordinary pursuant to Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations
- Reporting the Effects of a Disposal of a Segment of a Business and Extraordinary, Unusual, and Infrequently Occurring Transactions" ("Opinion 30"). The provisions of SFAS 145 related to the rescission of SFAS 4 are effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item must be reclassified. The Company adopted the provisions of SFAS 145 beginning January 1, 2003 and reclassified the loss of $2.5 million, net of taxes, on the retirement of debt during the year ended December 31, 2001, from an extraordinary item to a separate component of income before taxes.

                            NOTES TO THE CONSOLIDATED

     2. Stock Buyback

     On February 9, 1999, the Board of Directors authorized a stock buyback program for the acquisition of up to one million shares of the Company's common stock. In February 2000 and again in February 2001, the Board of Directors authorized the acquisition of an additional one million shares in the program. The total authorized shares under the program are three million. As of December 31, 2003, 2,485,442 shares were purchased under the plan. The total cost of the shares repurchased during 2003 was $0.3 million.

    3. Earnings per Common Share

    The following data show the amounts used in computing basic and diluted earnings per share (EPS):

                                                     2003           2002           2001
                                                     ----           ----           ----
                                                                   ($000)
Income available to common stockholders used
    in basic EPS................................   $ 18,735        $ 9,514       $  7,692
                                                   ========        =======       ========
Weighted average number of common shares used
    in basic EPS................................      7,963          8,055         10,043
Effect of dilutive securities:
    Stock options and restricted shares.........        464            629            594
                                                   --------        -------       --------
Weighted number of common shares and dilutive
    potential common stock used in diluted EPS..      8,427          8,684         10,637
                                                   ========        =======       ========

     The following options to purchase shares of common stock with their range of exercise prices were not included in the computation of diluted earnings per share for each period because their exercise prices were greater than the average market price of common stock during the relevant periods:

                                   2003          2002           2001
                                   ----          ----           ----
Number of options                  430          18,040           --
Range of exercise price           $14.15        $14.20           --


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

    The Rights may be exercised for Common Stock if a "Flip-in" or "Flip-over" event occurs. If a "Flip-in" event occurs and the Distribution Date has passed, the holder of each Right, with the exception of the acquirer, is entitled

                            NOTES TO THE CONSOLIDATED
to purchase $114 worth of Common Stock for $57. The Rights will no longer be exercisable into Preferred Shares at that time. "Flip-in" events are events relating to 20 percent stockholders, including without limitation, a person or group acquiring 20 percent or more of the Common Stock, other than in a tender offer that, in the view of the Board of Directors, provides fair value to all of the Company's shareholders. If a "Flip-over" event occurs, the holder of each Right is entitled to purchase $114 worth of the acquirer's stock for $57. A "Flip-over" event occurs if the Company is acquired or merged and no outstanding shares remain or if 50 percent of the Company's assets or earning power is sold or transferred. The Plan prohibits the Company from entering into this sort of transaction unless the acquirer agrees to comply with the "Flip-over" provisions of the Plan.

    The Rights can be redeemed by the Company for $.01 per Right until up to ten days after the public announcement that someone has acquired 20 percent or more of the Company's Common Stock (unless the redemption period is extended by the Board in its discretion). If the Rights are not redeemed or substituted by the Company, they will expire on August 1, 2012.

    5. Stock Incentive Plans

    Maritrans Inc. has a stock incentive plan (the "Plan"), whereby non-employee directors, officers and other key employees may be granted stock, stock options and, in certain cases, receive cash under the Plan. Any outstanding options granted under the Plan are exercisable at a price not less than market value of the shares on the date of grant. The maximum aggregate number of shares available for issuance under the Plan is 1,750,000. The Plan provides for the automatic grant of non-qualified stock options to non-employee directors, on a formulaic biannual basis, of options to purchase shares equal to two multiplied by the aggregate number of shares distributed to such non-employee director under the Plan during the preceding calendar year. In 2003, 2002 and 2001 there were 1,635, 3,203 and 4,064 shares, respectively, issued to non-employee directors. Compensation expense equal to the fair market value on the date of the grant to the directors is included in general and administrative expense in the consolidated statement of income. During 2003, 2002 and 2001, there were 42,945, 26,172 and 31,858 shares, respectively, of restricted stock issued under the Plan and subject to restriction provisions. The restrictions lapse in up to a three-year period from the date of grant. The weighted average fair value of the restricted stock issued during 2003, 2002 and 2001 was $12.33, $11.45 and $8.85. The shares are subject to forfeiture under certain circumstances. Unearned compensation, representing the fair market value of the shares at the date of issuance, is amortized to expense on a straight-line basis over the vesting period. In April 2003, the Plan expired. Therefore there were no remaining shares or options reserved for grant at December 31, 2003. At December 31, 2002, 287,416 remaining shares and options within the Plan were reserved for grant.

    In May 1999, the Company adopted the Maritrans Inc. 1999 Directors' and Key Employees Equity Compensation Plan (the "99 Plan"), which provides non-employee directors, officers and other key employees with certain rights to acquire common stock and stock options. The aggregate number of shares available for issuance under the 99 Plan is 900,000 and the shares are to be issued from treasury shares. Any outstanding options granted under the 99 Plan are exercisable at a price not less than market value of the shares on the date of grant. In 2003 there were 1,746 shares issued to non-employee directors. Compensation expense equal to the fair market value on the date of the grant to the directors is included in general and administrative expense in the consolidated statement of income. During 2003, 2002 and 2001, there were 2,712, 35,706 and 35,147, respectively, shares of restricted stock issued under the 99 Plan and subject to restriction provisions. The restrictions lapse in up to a three-year period from the date of grant. The weighted average fair value of the restricted stock issued during 2003, 2002 and 2001 was $14.15, $11.62 and $8.82. The shares are subject to forfeiture under certain circumstances. Unearned compensation, representing the fair market value of the shares at the date of issuance, is amortized to expense on a straight-line basis over the vesting period. At December 31, 2003 and 2002, 138,970 and 165,154 remaining shares and options within the Plan were reserved for grant, respectively.

    Compensation expense for all restricted stock was $623,000, $715,000 and $749,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

                            NOTES TO THE CONSOLIDATED

    Information on stock options follows:

                                               Number of                        Weighted Average
                                                Options      Exercise Price      Exercise Price
                                                -------      --------------      --------------
Outstanding at 12/31/00 .............          1,066,515       4.000-9.125            5.87
     Granted ........................             89,429       8.550-8.850            8.77
     Exercised ......................             44,587       5.375-9.125            6.68
     Cancelled or forfeited .........                 --                --              --
     Expired ........................             15,147       6.250-9.125            8.03
                                               ---------     -------------           -----
Outstanding at 12/31/01 .............          1,096,210       4.000-9.125            6.04
                                               ---------     -------------           -----
     Granted ........................             79,131     11.450-14.200           12.08
     Exercised ......................            220,630       4.000-9.125            4.38
     Cancelled or forfeited .........             14,697       6.000-8.850            7.47
     Expired ........................              5,023       7.938-9.125            8.19
                                               ---------     -------------           -----
Outstanding at 12/31/02..............            934,991      5.000-14.200            6.90
                                               ---------     -------------           -----
     Granted ........................             65,727     12.330-14.150           12.93
     Exercised ......................             65,580       5.000-6.000            5.40
     Cancelled or forfeited .........              7,230            12.330           12.33
     Expired ........................                 --                --              --
                                               ---------     -------------           -----
Outstanding at 12/31/03..............            927,908      5.625-14.200            7.39
                                               =========     =============           =====
Exercisable..........................
     December 31, 2001 ..............            544,905       4.000-9.125            5.51
     December 31, 2002 ..............            543,777       5.000-9.125            6.25
     December 31, 2003 ..............            710,336       5.375-8.550            6.35

    Outstanding options have an original term of up to ten years, are exercisable in installments over two to four years, and expired beginning in 2002. The weighted average remaining contractual life of the options outstanding at December 31, 2003 is 6 years.

    6. Income Taxes

    The income tax provision consists of:

                                                                     2003         2002       2001
                                                                     ----         ----       ----
                                                                                 ($000)
    Current:
          Federal .........................................         $ 2,027      $1,499     $3,007
          State ...........................................             145         407        170
    Deferred:
         Federal ..........................................          (3,045)      3,639      1,380
         State ............................................            (216)        163         58
                                                                    -------      ------     ------
                                                                    $(1,089)     $5,708     $4,615
                                                                    =======      ======     ======

    The differences between the federal statutory tax rate in 2003, 2002 and 2001 and the effective tax rates were as follows:

                                                                     2003         2002       2001
                                                                     ----         ----       ----
                                                                                 ($000)
    Statutory federal tax provision .......................         $ 6,176      $5,328     $4,307
    State income taxes, net of federal income tax benefit .             229         492        135
    Non-deductible items ..................................              67          68        249
    Other .................................................          (7,561)       (180)       (76)
                                                                    -------      ------     ------
                                                                    $(1,089)     $5,708     $4,615
                                                                    =======      ======     ======

                            NOTES TO THE CONSOLIDATED

    Principal items comprising deferred income tax liabilities and assets as of December 31, 2003 and 2002 are:

                                                                    2003             2002
                                                                    ----             ----
                                                                           ($000)
    Deferred tax liabilities:
           Depreciation ...................................        $41,554          $49,432
           Prepaid expenses ...............................          5,171            2,037
                                                                   -------          -------
                                                                    46,725           51,469
                                                                   -------          -------
    Deferred tax assets:
           Reserves and accruals ..........................          8,651           10,134
                                                                   -------          -------

                                                                     8,651           10,134
                                                                   -------          -------
    Net deferred tax liabilities ..........................        $38,074          $41,335
                                                                   =======          =======

    The Company's effective tax rate differs from the federal statutory rate due primarily to state income taxes and certain nondeductible items.

    The Company records reserves for income taxes based on the estimated amounts that it would likely have to pay based on its taxable income. The Company periodically reviews its position based on the best available information and adjusts its income tax reserve accordingly. In the third quarter of 2003, the Company reduced its income tax reserve by $7.7 million. Most of this decrease resulted from the income tax effects of the restructuring of Maritrans Partners L.P. to Maritrans Inc. in 1993. Due to the non-cash nature of the reduction, there was no corresponding effect on cash flow or income from operations.

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

    The following table sets forth changes in the plan's benefit obligation, changes in plan assets and the plan's funded status as of December 31, 2003 and 2002:

                                                                            2003                   2002
                                                                            ----                   ----
                                                                                     ($000)
 Change in benefit obligation
 Benefit obligation at beginning of year.........................         $ 27,466               $ 26,156
 Service cost....................................................              518                    505
 Interest cost...................................................            1,834                  1,772
 Actuarial loss..................................................            2,682                    540
 Benefits paid...................................................           (1,491)                (1,507)
                                                                          --------               --------
 Benefit obligation at end of year...............................         $ 31,009               $ 27,466
                                                                          ========               ========

                            NOTES TO THE CONSOLIDATED

 Change in plan assets
 Fair value of plan assets at beginning of year..................         $ 25,385               $ 29,114
 Actual return on plan assets....................................            4,818                (2,222)
 Benefits paid...................................................           (1,491)                (1,507)
                                                                          --------               --------
 Fair value of plan assets at end of year........................         $ 28,712               $ 25,385
                                                                          --------               --------
 Funded status...................................................           (2,298)                (2,081)
 Unrecognized net actuarial loss.................................           (2,440)                (1,970)
 Unrecognized prior service cost.................................            1,190                  1,329
 Unrecognized net (asset)/obligation.............................               --                     --
                                                                          --------               --------
Accrued benefit cost............................................          $(3,548)               $(2,722)
                                                                          ========               ========
 Information for pension plans with an accumulated benefit
   obligation in excess of plan benefits
 Projected benefit obligation....................................         $ 31,009               $ 27,466
 Accumulated benefit obligation..................................         $ 29,733               $ 26,325
 Fair value of plan assets.......................................         $ 28,712               $ 25,385

 Weighted average assumptions used to determine benefit
   obligations at December 31, 2003 and 2002
 Discount rate...................................................            6.00%                  6.75%
 Rate of compensation increase...................................            5.00%                  5.00%

 Weighted average assumptions used to determine net periodic benefit cost for years ended December 31, 2003 and 2002
 Discount rate...................................................            6.75%                  6.75%
 Expected rate of return.........................................            6.75%                  6.75%
 Rate of compensation increase...................................            5.00%                  5.00%

 Plan asset distribution, at fair value
 Fixed income securities.........................................              36%                    34%
 Equity securities...............................................              62%                    65%
 Other...........................................................               2%                     1%
      Total......................................................             100%                   100%

 Number of shares                                                        1,649,311              1,320,117

Net periodic pension cost included the following components for the years ended December 31,

                                                               2003         2002           2001
                                                               ----         ----           ----
                                                                           ($000)
 Components of net periodic benefit pension cost
 Service cost of current period ....................          $   518     $   505        $   513
 Interest cost on projected benefit obligation .....            1,834       1,772          1,665
 Expected return on plan assets.....................           (1,664)     (2,006)        (2,062)
 Amortization of net (asset)/obligation ............               --          --           (204)
 Amortization of prior service cost.................              138         138            132
 Recognized net actuarial (gain)/loss...............               --        (401)          (597)
                                                              -------     -------       --------
 Net periodic pension cost .........................          $   826     $     8       ($   553)
                                                              =======     =======       ========

    Substantially all of the shoreside employees participate in a qualified defined contribution plan. Contributions under the plan are determined annually by the Board of Directors of Maritrans Inc. and were $230,000, $132,000

                            NOTES TO THE CONSOLIDATED
and $256,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Approximately 52 percent of the Company's employees are covered under collective bargaining agreements. The Company expects to contribute $645,000 to the retirement plan in 2004. Dividends received on plan assets were $5,000, $17,000 and $592,000, for the years ended December 31, 2003, 2002 and 2001, respectively. All dividends received were reinvested in the plan.

    The Maritrans Inc. Retirement Plan utilizes a Tactical Asset Allocation investment strategy. This strategy shifts assets between fixed income and equity investments according to where the market is perceived to be heading. The range is between 75% and 25% in either form of investment. The results are measured against a constant benchmark consisting of 65% equity and 35% fixed income. Effective February 2004, the Company changed to a Strategic Asset Allocation investment strategy that maintains a targeted allocation to the benchmark of 65% equity and 35% fixed income.

    The long-term rate of return on plan assets is based on the current and expected asset allocations. Additionally, the long-term rate of return is based on historical returns, investment strategy, inflation expectations and other economic factors. The expected long-term rate of return is then applied to the market value of plan assets.

    Beginning in 1999, all of the Company's seagoing employee retirement benefits are provided through contributions to industry-wide, multi-employer seaman's pension plans. Prior to 1999, the seagoing supervisors were included in the Company's retirement plan as discussed above. Contributions to industry-wide, multi-employer seamen's pension plans, which cover substantially all seagoing personnel, were approximately $1,057,000, $997,000 and $940,000 for the years ended December 31, 2003, 2002 and 2001, respectively. These contributions include funding for current service costs and amortization of prior service costs of the various plans over periods of 30 to 40 years. The pension trusts and union agreements provide that contributions be made at a contractually determined rate per man-day worked. Maritrans Inc. and its subsidiaries are not administrators of the multi-employer seamen's pension plans.

    8. Debt

Long term debt is as follows:

                                                                                            December 31,
                                                                                        2003            2002
                                                                                        ----            ----
                                                                                               ($000)
Term loan, graduated quarterly payments, maturity date January 2007, variable
    interest rate...............................................................       $    --         $41,250
Revolving credit facility with Citizens Bank variable interest
    rate........................................................................        23,500          27,500
Term loan, fixed monthly payments, 50% balloon payment at termination, maturity date April 2013, $22,846 and $6,457 at average fixed rates of 5.53% and
    5.98%, respectively, at December 31, 2003...................................        29,303              --
Term loan, fixed quarterly payments, maturity date October 2008, average fixed
    rate (5.14% at December 31, 2003)...........................................         7,290              --
                                                                                       -------         -------
                                                                                        60,093          68,750
Less current portion............................................................         2,533           5,750
                                                                                       -------         -------
                                                                                       $57,560         $63,000
                                                                                       =======         =======

     In October 2001, the Company paid off the Fleet Mortgage that was part of the original indebtedness incurred when the Company became a public company in 1987. The Company recorded a loss on extinguishment of debt of $4.0 million in prepayment penalties and the write-off of unamortized financing costs related to the refinanced debt during the fourth quarter as a result of the repayment.

    In November 2001, the Company entered into an $85 million credit and security agreement ("Credit Facility") with Citizens Bank (formerly Mellon Bank N.A.) and a syndicate of other financial institutions ("Lenders"). Pursuant to the terms of the Credit Facility, the Company could borrow up to $45 million of term loans and up to $40 million under a revolving credit facility. Interest is variable based on either the LIBOR rate plus an applicable

                            NOTES TO THE CONSOLIDATED
margin (as defined in the Credit Facility) or the prime rate. The Company has granted first preferred ship mortgages and a first security interest in some of the Company's vessels and other collateral to the Lenders as a guarantee of the Credit Facility. In September 2003, the Company paid the outstanding term loan balance of $37 million. At December 31, 2003, there was $23.5 million outstanding under the revolving line of credit. The revolving credit facility expires in January 2007, at which time all amounts are due.

    In September 2003, the Company entered into new financing agreements. The new agreements consist of a $7.3 million loan with Lombard US Equipment Financing Corp. with a 5-year amortization and a $29.5 million loan with Fifth Third Bank with a 9.5-year amortization and a 50 percent balloon payment at the end of the term. The new debt accrues interest at an average fixed rate of 5.53 percent. The proceeds of the new debt were used to pay off the outstanding balance of the term loan under the Company's Credit Facility. Principal payments on the $7.3 million loan were required on a quarterly basis began in January 2004. Principal payments on the $29.5 million loan were required on a monthly basis and began in November 2003. The Company has granted first preferred ship mortgages and a first security interest in some of the vessels and other collateral to the Lenders as a guarantee of the debt.

    The Credit Facility and the financing agreements require the Company to maintain its properties in good condition, maintain specified insurance on its properties and business, and abide by other covenants, which are customary with respect to such borrowings. The Credit Facility also requires the Company to meet certain financial covenants. The Company was in compliance with all applicable covenants at December 31, 2003.

    The maturity schedule for outstanding indebtedness under existing debt agreements at December 31, 2003 is as follows:

                                                                     ($000)

          2004 .........................................            $ 2,533
          2005 .........................................              2,672
          2006 .........................................              2,819
          2007 .........................................             26,474
          2008 .........................................              3,138
          Thereafter ...................................             22,457
                                                                    -------
                                                                    $60,093
                                                                    =======

    9. Commitments and Contingencies

    Minimum future rental payments under noncancellable operating leases at December 31, 2003 are as follows:

                                                                     ($000)

          2004 .........................................             $  507
          2005 .........................................                457
          2006 .........................................                407
          2007 .........................................                421
          2008 .........................................                436
          Thereafter ...................................                565
                                                                     ------
                                                                     $2,793
                                                                     ======

    Total rent expense for all operating leases was $574,000, $578,000, and $582,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

    In the ordinary course of its business, claims are filed against the Company for alleged damages in connection with its operations. Management is of the opinion that the ultimate outcome of such claims at December 31, 2003 will not have a material adverse effect on the consolidated financial statements.

                            NOTES TO THE CONSOLIDATED

    In July 2002, the Company received a $0.5 million litigation award and is included in other income in the consolidated statement of income.

    The Company is engaged in litigation instituted by a competitor to challenge its double-hull patent. Penn Maritime, Inc. v. Maritrans Inc., was filed in the U.S. District Court for the Eastern District of New York on September 6, 2001. The Plaintiff was seeking damages and an injunction restraining Maritrans from enforcing its patent, which if awarded, would have a material adverse effect on the Company. Maritrans challenged the jurisdiction of the Court of New York, and on March 31, 2003 the court dismissed the action. On April 3, 2003, Maritrans Inc. sued Penn Maritime, Inc. in U.S. District Court for the Middle District of Florida (Maritrans Inc. v. Penn Maritime, Inc.) for patent infringement, misappropriation of Maritrans' trade secrets, and other causes of action. Penn Maritime, Inc. has filed an answer and counterclaim which essentially reiterates the claims made in its original suit. Since the initiation of action, the parties have amended and defined their claims. In addition to patent infringement, Maritrans now claims in excess of $8 million in affirmative damages plus punitive damages under the Florida Trade Secrets Act. Penn Maritime, Inc. claims in excess of $7 million in affirmative damages plus punitive damages under the Sherman, Clayton and Lanham Acts, based on the claim that Maritrans obtained its patent through fraud. To obtain any affirmative recovery from Maritrans, Penn Maritime, Inc. must establish that Maritrans committed actual fraud in its submission to the U.S. Patent Office. The Company believes Penn Maritime, Inc.'s claim to be without merit.

    In November 2002, the Company awarded a contract to rebuild the fifth large single-hull barge, the OCEAN STATES, to a double-hull configuration, which is expected to have a total cost of approximately $24 million, of which $18 million is a fixed contract with the shipyard. In addition to the double-hull, the OCEAN STATES will have a 30,000 barrel mid-body insertion. As of December 31, 2003, $16.5 million has been paid to the shipyard contractor for the project. The Company has financed, and expects to continue the financing of, this project from a combination of internally generated funds and borrowings under the Company's Credit Facility.

    In August 2003, the Company awarded a contract to rebuild its sixth large single-hull barge, the OCEAN 193, to a double-hull configuration, which is expected to have a total cost of approximately $24 million, of which $22 million is a fixed contract with the shipyard. As of December 31, 2003, $4.2 million has been paid to the shipyard contractor for the project. The Company has financed, and expects to continue the financing of this project from a combination of internally generated funds and borrowings under the Company's Credit Facility.

    In October 2003, the Company awarded a contract to rebuild the tugboat Honour which currently works with the barge OCEAN STATES. The rebuild is expected to have a total cost of approximately $6.5 million, of which $3.7 million is a fixed contract with the shipyard. As of December 31, 2003, $0.8 million has been paid to the shipyard contractor for the project. The Company will finance this project from a combination of internally generated funds and borrowings under the Company's Credit Facility.

    In December 1999, the Company sold vessels to K-Sea Transportation LLC for a total of $34 million, $29 million in cash and $4.5 million in the form of a subordinated note receivable maturing in December 2007. The Company recorded an allowance for doubtful accounts equal to the note due to concerns over the purchasers credit worthiness and periodically reviewed the appropriateness of the allowance. On January 14, 2004, the Company received payment of the $4.5 million note from K-Sea Transportation LLC. As a result of this receipt the Company reversed the $4.5 million allowance related to the note receivable in the quarter ended December 31, 2003. This amount was recorded in other income in the year ended December 31, 2003 consolidated statement of income.

                            NOTES TO THE CONSOLIDATED

    10. Quarterly Financial Data (Unaudited)

                                                    First           Second           Third       Fourth
                                                   Quarter          Quarter         Quarter      Quarter
                                                   -------          -------         -------      -------
                                                              ($000, except per share amounts)
2003
----
Revenues ..................................       $ 35,929         $ 36,212        $ 33,684      $ 32,380
Operating income ..........................          5,443            6,265           2,045         1,054
Net income ................................          3,179            3,754           8,603         3,199
Basic earnings per share...................       $   0.40         $   0.47        $   1.08      $   0.40
Diluted earnings per share.................       $   0.37         $   0.45        $   1.02      $   0.38

2002
----
Revenues ..................................       $ 31,323         $ 32,468        $ 30,586      $ 34,610
Operating income ..........................          5,311            4,738           2,600         3,955
Net income ................................          2,957            2,759           1,687         2,111
Basic earnings per share...................       $   0.35         $   0.35        $   0.21      $   0.27
Diluted earnings per share.................       $   0.32         $   0.32        $   0.20      $   0.25

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

         (a) Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

         (b) Change in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Corporate Governance Matters

    The Company has adopted a Business Ethics Policy that applies to, among others, the Chairman, Chief Executive Officer, Chief Financial Officer and Controller, as required by Section 406 of the Sarbanes-Oxley Act of 2002. Furthermore, the Company has adopted Corporate Governance Guidelines and charters for its Audit, Compensation and Nominating and Corporate Governance Committees. Each of the foregoing is available on the Company's website at www.maritrans.com. The Company will provide copies of any of the foregoing upon receipt of a written request.

Directors and Executive Officers of the Registrant

    Information with respect to directors of the Registrant, and information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, is incorporated herein by reference to the Registrant's definitive Proxy Statement (the "Proxy Statement") to be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days after the close of the year ended December 31, 2003, under the captions "Information Regarding Nominees For Election As Directors And Regarding Continuing Directors" and "Section 16(A) Beneficial Ownership Reporting Compliance."

    The individuals listed below are directors and executive officers of Maritrans Inc. or its subsidiaries.

         Name                    Age(1)                         Position
         ----                    ------                         --------
Stephen A. Van Dyck                60     Chairman of the Board of Directors

Dr. Robert E. Boni (2)             76     Lead Director

Dr. Craig E. Dorman (2)(4)         63     Director

Frederick C. Haab (3)(4)           66     Director

Robert J. Lichtenstein (4)         56     Director

William A. Smith (2)(3)            59     Director

Brent A. Stienecker (3)            65     Director

Philip J. Doherty                  44     Chief Executive Officer and President, Maritrans
                                          General Partner Inc.

Walter T. Bromfield                48     Vice President, Secretary and Chief Financial Officer

Stephen M. Hackett                 45     Executive Vice President, Maritrans Operating Company L.P.

Douglas R. Sparks                  43     Executive Vice President, Maritrans Operating Company L.P.

Rosalee R. Fortune                 54     President, Maritrans Business Services Co., Inc.

Janice M. Van Dyck                 44     Former Secretary

(1) As of March 1, 2004
(2) Member of the Compensation Committee
(3) Member of the Audit Committee
(4) Member of the Nominating and Corporate Governance Committee

    Mr. Van Dyck has been Chairman of the Board of the Company and its predecessor since April 1987. Prior to April 2003, Mr. Van Dyck also served as Chief Executive Officer of the Company and its predecessor since April 1987. For the previous year, he was a Senior Vice President - Oil Services, of Sonat Inc. and Chairman of the Boards of the Sonat Marine Group, another predecessor, and Sonat Offshore Drilling Inc. For more than five years prior to April 1986, Mr. Van Dyck was the President and a director of the Sonat Marine Group and Vice President of Sonat Inc. Mr. Van Dyck is a member of the Board of Directors of Amerigas Propane, Inc. Mr. Van Dyck is also the Chairman of the Board and a director of the West of England Ship Owners Mutual Insurance Association (Luxembourg), a mutual insurance association. See "Certain Transactions" in the Proxy Statement.

    Mr. Doherty is Chief Executive Officer of the Company and President of Maritrans General Partner Inc., a wholly owned subsidiary of the Company. Mr Dohery was appointed to Chief Executive Officer in April 2003 and has been continuously employed by Maritrans since 1997. Previously, Mr. Doherty was Director of Business Development for Computer Command and Control Company where he had been employed since April 1995.

    Mr. Bromfield is Vice President, Secretary and Chief Financial Officer of the Company. Previously, Mr. Bromfield served as Treasurer and Controller of the Company and has been continuously employed in various capacities by Maritrans or its predecessors since 1981.

    Mr. Hackett is Executive Vice President, Maritrans Operating Company L.P., a wholly owned subsidiary of the Company, and has been continuously employed in various capacities by Maritrans or its predecessors since 1980.

    Mr. Sparks was appointed to Executive Vice President of Maritrans Operating Company L.P., a wholly owned subsidiary of the Company in July 2003. Prior to July 2003, Mr. Sparks had held various positions in operations and engineering management with the Company, and has been continuously employed by Maritrans since 2000. Previously, Mr. Sparks had been employed by Hvide Marine Inc. since 1991.

    Ms. Fortune is President, Maritrans Business Services Co., Inc. a wholly owned subsidiary of the Company and began employment with the Company in 2003. Previously Ms. Fortune was a senior executive at the Don CeSar Hotel, a Loews Hotel, where she had been employed since 2000. Prior to that, Ms. Fortune had served as the Vice President of Human Resources at Fairmont Hotels Management Co., where she had been employed since 1995.

    Ms. Van Dyck is the former Secretary of the Company. Previously, Ms. Van Dyck served as Senior Vice President of the Company and has been continuously employed by the Company or its predecessors in various capacities since 1982.

Item 11 Executive Compensation*

Item 12 Security Ownership of Certain Beneficial Owners and Management*

Item 13 Certain Relationships and Related Transactions*

Item 14 Principal Accounting Fees and Services*

    *The information required by Item 11, Executive Compensation, by Item 12, Security Ownership of Certain Beneficial Owners and Management, by Item 13, Certain Relationships and Related Transactions and by Item 14, Principal Accounting Fees and Services, is incorporated herein by reference to the Proxy Statement under the headings "Compensation of Directors and Executive Officers", "Security Ownership of Certain Beneficial Owners and Management", "Certain Transactions" and "Independent Auditors".

                                     PART IV


Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
            AND REPORTS ON FORM 8-K

                                                                                              Page
                                                                                              ----
(a)  (1)    Financial Statements

            Report of Independent Certified Public Accountants                                  25

            Maritrans Inc. Consolidated Balance Sheets at December 31, 2003 and 2002            26

            Maritrans Inc. Consolidated Statements of Income for the years ended
            December 31, 2003, 2002 and 2001                                                    27

            Maritrans Inc. Consolidated Statements of Cash Flows for the years ended
            December 31, 2003, 2002 and 2001                                                    28

            Maritrans Inc. Consolidated  Statements of Stockholders' Equity for the years
            ended December 31, 2003, 2002 and 2001                                              29

            Notes to the Consolidated Financial Statements                                      30

     (2)    Financial Statement Schedules

            Schedule II Maritrans Inc. Valuation Accounts for the years ended December
            31, 2003, 2002 and 2001.                                                            50

            All other schedules called for under Regulation S-X are not submitted because they are not applicable, not required, or because the required information is not material, or is included in the financial statements or notes thereto.

(b)         Reports on Form 8-K

            On November 3, 2003, the Registrant filed a Current Report on Form 8-K for the purpose of furnishing the press release announcing its earnings for the third quarter of 2003.

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

10.1     Loan Agreement dated September 30, 2003 between Maritrans Inc., Maritrans Freedom Co., and
         Maritrans 215 Co. and Lombard US Equipment Finance Corporation (Incorporated by reference herein to the Exhibit 10.1 filed with the Maritrans Inc. quarterly report on Form 10-Q, dated November 7, 2003 for the quarter ended September 30, 2003).

10.2     Loan Agreement dated September 26, 2003 between Maritrans Inc., Maritrans 250 Co. and
         Maritrans Intrepid Co. and Fifth Third Bank (Incorporated by reference herein to the Exhibit
         10.2 filed with the Maritrans Inc. quarterly report on Form 10-Q, dated November 7, 2003 for the quarter ended September 30, 2003).

10.3     Loan Agreement dated September 26, 2003 between Maritrans Inc. and Maritrans Navigator Co.
         and PNC Leasing LLC (Incorporated by reference herein to the Exhibit 10.3 filed with the
         Maritrans Inc. quarterly report on Form 10-Q, dated November 7, 2003 for the quarter ended
         September 30, 2003).

10.4     Credit and Security Agreement dated November 20, 2001, among Maritrans Inc., the Other
         Borrowers and Lenders and Mellon Bank N.A. for a term loan up to $45,000,000 and a revolving credit facility up to $40,000,000 (Incorporated by reference herein to Exhibit 10.4(f) filed with the Maritrans Inc. Annual Report on Form 10-K, dated March 15, 2002 for the fiscal year ended December 31, 2001).

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

10.6     Severance and Non-Competition Agreement, effective July 30, 2003, between Maritrans General
         Partner Inc. and Douglas R. Sparks.

10.7     Employment Agreement, as amended and restated effective April 1, 2003 between Maritrans Inc.
         and Stephen A. Van Dyck (Incorporated by reference herein to the Exhibit 10.7 filed with the
         Maritrans Inc. Annual Report on Form 10-K, dated March 10, 2003 for the fiscal year ended
         December 31, 2002).

10.8     Severance and Non-Competition Agreement, effective September 25, 2003, between Maritrans
         General Partner Inc. and Rosalee R. Fortune.

10.9     Employment, Severance and Non-Competition Agreement, effective December 14, 2001, between
         Maritrans Inc. and Janice M. Van Dyck (Incorporated by reference herein to the Exhibit 10.9 filed with the Maritrans Inc. Annual Report on Form 10-K, dated March 15, 2002 for the fiscal year ended December 31, 2001).

10.10    Profit Sharing and Savings Plan of Maritrans Inc. as amended and restated effective January
         1, 2002 (Incorporated by reference herein to the Exhibit 10.7 filed with the Maritrans Inc.
         Annual Report on Form 10-K, dated March 10, 2003 for the fiscal year ended December 31,
         2002).

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

10.13    Retirement Plan of Maritrans GP Inc. as amended and restated effective January 1, 2002
         (Incorporated by reference herein to the Exhibit 10.7 filed with the Maritrans Inc. Annual
         Report on Form 10-K, dated March 10, 2003 for the fiscal year ended December 31, 2002).

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

21.1     Subsidiaries of Maritrans Inc.

23.1     Consent of Independent Certified Public Accountants

31.1     Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities
         Exchange Act of 1934.

31.2     Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities
         Exchange Act of 1934.

32.1     Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2     Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    MARITRANS INC.
                                                    (Registrant)
                                                    By: /s/ Philip J. Doherty
                                                        ---------------------
                                                        Philip J. Doherty
                                                        Chief Executive Officer
                                                        Dated: March 12, 2004

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:
     /s/ Stephen A. Van Dyck
     ----------------------------------------
     Stephen A. Van Dyck                      Chairman of the Board            Dated:  March 12, 2004

By:
     /s/ Philip J. Doherty
     ----------------------------------------
     Philip J. Doherty                        Chief Executive Officer          Dated:  March 12, 2004
                                              (Principal Executive Officer)
By:
     /s/ Dr. Robert E. Boni
     ----------------------------------------
     Dr. Robert E. Boni                       Lead Director                    Dated:  March 12, 2004

By:
     /s/ Dr. Craig E. Dorman
     ----------------------------------------
     Dr. Craig E. Dorman                      Director                         Dated:  March 12, 2004

By:
     /s/ Frederick C. Haab
     ----------------------------------------
     Frederick C. Haab                        Director                         Dated:  March 12, 2004

By:
     /s/ Robert J. Lichtenstein
     ----------------------------------------
     Robert J. Lichtenstein                   Director                         Dated:  March 12, 2004

By:
     /s/ William A. Smith
     ----------------------------------------
     William A. Smith                         Director                         Dated:  March 12, 2004

By:
     /s/ Brent A. Stienecker
     ----------------------------------------
     Brent A. Stienecker                      Director                         Dated:  March 12, 2004

By:
     /s/ Walter T. Bromfield
     ----------------------------------------
     Walter T. Bromfield                      Chief Financial Officer          Dated:  March 12, 2004
                                              (Principal Financial Officer)

By:
     /s/ Judith M. Cortina
     ----------------------------------------
     Judith M. Cortina                        Controller                       Dated:  March 12, 2004
                                              (Principal Accounting Officer)

                                 MARITRANS INC.

                        SCHEDULE II - VALUATION ACCOUNTS

                                     ($000)

                                               BALANCE AT    CHARGED TO                         BALANCE
                                               BEGINNING      COSTS AND                        AT END OF
               DESCRIPTION                     OF PERIOD      EXPENSES       DEDUCTIONS         PERIOD
               -----------                     ----------    ----------      ----------        ---------
JANUARY 1 TO DECEMBER 31, 2001
Allowance for doubtful accounts ..........      $ 1,216       $  (469)        $    57(a)        $   690

Allowance for notes receivable............      $ 4,500       $    --         $    --           $ 4,500

Accrued shipyard costs ...................      $19,927       $ 7,927         $11,929(b)        $15,925

JANUARY 1 TO DECEMBER 31, 2002
Allowance for doubtful accounts ..........      $   690       $    --         $    --           $   690

Allowance for notes receivable............      $ 4,500       $    --         $    --           $ 4,500

Accrued shipyard costs ...................      $15,925       $12,860         $16,135(b)        $12,650

JANUARY 1 TO DECEMBER 31, 2003
Allowance for doubtful accounts ..........      $   690       $    --         $   140(a)        $   550

Allowance for notes receivable............      $ 4,500       $    --         $ 4,500(c)        $    --

Accrued shipyard costs ...................      $12,650       $15,396         $17,258(b)        $10,788

------------

  (a) Deductions are a result of write-offs of uncollectible accounts receivable for which allowances were previously provided.

  (b) Deductions reflect expenditures for major periodic overhauls.

  (c) Deduction reflects reversal of $4.5 million note receivable allowance upon payment in full by K-Sea Transportation LLC.