Form 10-Q
period 2004-03-31
MARITRANS INC /DE/
filed 2004-05-07
CIK 810113

Back to Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

(Mark One)

     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2004

or

     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from _________ to _________

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

Yes      No

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes      No

Common Stock $.01 par value, 8,369,907 shares outstanding as of April 30, 2004

Back to Contents

MARITRANS INC.
INDEX

Back to Contents

PART I: FINANCIAL INFORMATION
MARITRANS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($000)

	March 31, 2004 (Unaudited)	December 31, 2003 (Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$4,451	$3,614
Trade accounts receivable	8,170	6,139
Other accounts receivable	2,522	3,140
Inventories	3,035	2,854
Deferred income tax benefit	9,074	9,074
Prepaid expenses	1,925	3,210

Total current assets	29,177	28,031

Vessels and equipment	376,775	364,134
Less accumulated depreciation	188,598	183,406

Net vessels and equipment	188,177	180,728

Note receivable	3,211	7,815
Goodwill	2,863	2,863
Other	873	1,092

Total assets	$224,301	$220,529

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Debt due within one year	$2,567	$2,533
Trade accounts payable	3,242	5,649
Accrued shipyard costs	5,393	4,315
Accrued wages and benefits	4,403	3,191
Other accrued liabilities	5,309	5,257

Total current liabilities	20,914	20,945

Long-term debt	58,905	57,560
Accrued shipyard costs	8,089	6,473
Other liabilities	3,361	3,229
Deferred income taxes	47,148	47,148

Stockholders’ equity:
Common stock	136	136
Capital in excess of par value	82,686	82,527
Retained earnings	52,094	51,205
Unearned compensation	(688)	(614)
Less: Cost of shares held in treasury	(48,344)	(48,080)

Total stockholders’ equity	85,884	85,174

Total liabilities and stockholders’ equity	$224,301	$220,529

See notes to financial statements.

Back to Contents

MARITRANS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
($000, except per share amounts)

	Three Months Ended March 31,
	2004	2003

Revenues	$34,661	$35,929

Costs and expenses:
Operations expense	18,587	18,880
Maintenance expense	5,299	4,330
General and administrative	2,417	2,165
Depreciation and amortization	5,192	5,111

Total operating expense	31,495	30,486

Operating income	3,166	5,443

Interest expense	(405)	(608)
Other income	98	211

Income before income taxes	2,859	5,046

Income tax provision	1,072	1,867

Net income	$1,787	$3,179

Basic earnings per share	$0.22	$0.40
Diluted earnings per share	$0.21	$0.37
Dividends declared per share	$0.11	$0.11

See notes to financial statements.

Back to Contents

MARITRANS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
($000)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$1,787	$3,179
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,192	5,111
Changes in receivables, inventories and prepaid expenses	(309)	388
Changes in current liabilities, other than debt	(65)	3,614
Non-current changes, net	1,788	1,318

Total adjustments to net income	6,606	10,431

Net cash provided by operating activities	8,393	13,610

Cash flows from investing activities:
Collections on notes receivable	4,604	378
Purchase of vessels and equipment	(12,641)	(3,841)

Net cash used in investing activities	(8,037)	(3,463)

Cash flows from financing activities:
Payment of long-term debt	(621)	(1,250)
Net borrowings (repayments) under credit facilities	2,000	(5,500)
Purchase of treasury stock	—	(344)
Dividends declared and paid	(898)	(900)

Net cash provided by (used in) financing activities	481	(7,994)

Net increase in cash and cash equivalents	837	2,153
Cash and cash equivalents at beginning of period	3,614	239

Cash and cash equivalents at end of period	$4,451	$2,392

See notes to financial statements

Back to Contents

MARITRANS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004

1.	Basis of Presentation/Organization

Maritrans Inc. owns Maritrans Operating Company L.P. (the “Operating Company”), Maritrans General Partner Inc., Maritrans Tankers Inc., Maritrans Barge Co., Maritrans Holdings Inc. and other Maritrans entities (collectively, the “Company”). These subsidiaries, directly and indirectly, own and operate oceangoing petroleum tank barges, tugboats, and oil tankers principally used in the transportation of oil and related products along the Gulf and Atlantic Coasts.

In the opinion of management, the accompanying condensed consolidated financial statements of Maritrans Inc., which are unaudited (except for the Condensed Consolidated Balance Sheet as of December 31, 2003, which is derived from audited financial statements), include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial statements of the consolidated entities.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Pursuant to the rules and regulations of the Securities and Exchange Commission, the unaudited condensed consolidated financial statements do not include all of the information and notes normally included with annual financial statements prepared in accordance with GAAP. These financial statements should be read in conjunction with the consolidated historical financial statements and notes thereto included in the Company's Form 10-K for the period ended December 31, 2003.

Certain amounts in the prior year financial statements have been reclassified to conform to their current year presentation.

2.	Earnings per Common Share

The following data show the amounts used in computing basic and diluted earnings per share (“EPS”):
	Three Months Ended March 31,
	2004	2003

	(000’s)
Income available to common stockholders used in basic EPS	$1,787	$3,179

Weighted average number of common shares used in basic EPS	8,020	7,883
Effect of dilutive stock options and restricted shares	403	633

Weighted number of common shares and dilutive potential common stock used in diluted EPS	8,423	8,516

3.	Stock-Based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). SFAS 148 amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide three alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 also amends the disclosure provisions of SFAS 123 and Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting”. SFAS 148 is effective for fiscal years ending after December 15, 2002, with certain disclosure requirements effective for interim periods beginning after December 15, 2002. The Company adopted the transition provision of SFAS 148 using the prospective method beginning January 1, 2003. The prospective method requires the Company to apply the fair value based method to all employee stock awards granted, modified or settled in its consolidated statements of income beginning on the date of adoption.

Back to Contents

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The Company’s pro forma information for the quarters ended March 31 is as follows:

	2004	2003

	($000, except per share data)
Net income as reported	$1,787	$3,179
Add: Stock based compensation included in net income, net of tax	15	7
Deduct: Total stock based compensation determined under the fair value based method, net of tax	25	30

Pro forma net income	$1,777	$3,156

Basic earnings per share as reported	$0.22	$0.40
Pro forma basic earnings per share	$0.22	$0.40
Diluted earnings per share as reported	$0.21	$0.37
Pro forma diluted earnings per share	$0.21	$0.37

4.	Income Taxes

The Company's effective tax rate differs from the federal statutory rate due primarily to state income taxes and certain nondeductible items.

5	Share Buyback Program

On February 9, 1999, the Board of Directors authorized a share buyback program (the “Program”) for the acquisition of up to one million shares of the Company’s common stock. In February 2000 and again in February 2001, the Board of Directors authorized the acquisition of an additional one million shares in the Program. The total authorized shares under the Program is three million. As of March 31, 2004, 2,485,442 shares have been repurchased.

6.	Impact of Recent Accounting Pronouncements

In September 2001, the rule making body of the AICPA issued an Exposure Draft on a Statement of Position, “Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment” (the “SOP”).  This group, referred to as AcSEC, approved the SOP in September 2003. The SOP was presented at a clearance meeting with the Financial Accounting Standards Board (“FASB”) in April 2004. At that time, the FASB voted unanimously not to clear the SOP. The FASB will reconsider the SOP during the 2005-2006 time frame.

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

Back to Contents

7.	Retirement Plans

Net periodic pension cost included the following components for the quarters ended March 31 is as follows:
	2004	2003

	($000)
Service cost of current period	$157	$130
Interest cost on projected benefit obligation	463	459
Expected return on plan assets	(476)	(416)
Amortization of prior service cost	35	34

Net periodic pension cost	$179	$207

8.	Subsequent Events

In December 1999, the Company sold vessels to Vane Line Bunkering, Inc. for a total of $14 million, $10 million in cash and $4 million in the form of a promissory note maturing in December 2009. On April 2, 2004, Vane paid the $2.7 million outstanding under the note.

Back to Contents

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Information
Some of the statements in this Form 10-Q (this “10-Q”) constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements made with respect to present or anticipated utilization, future revenues and customer relationships, capital expenditures, future financings, and other statements regarding matters that are not historical facts, and involve predictions. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, growth, performance, earnings per share or achievements to be materially different from any future results, levels of activity, growth, performance, earnings per share or achievements expressed in or implied by such forward-looking statements.

The forward-looking statements included in this 10-Q relate to future events or the Company’s future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “seem,” “should,” “believe,” “future,” “potential,” “estimate,” “offer,” “opportunity,” “quality,” “growth,” “expect,” “intend,” “plan,” “focus,” “through,” “strategy,” “provide,” “meet,” “allow,” “represent,” “commitment,” “create,” “implement,” “result,” “seek,” “increase,” “establish,” “work,” “perform,” “make,” “continue,” “can,” “will,” “include,” or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on the Company’s current plans or assessments that are believed to be reasonable as of the date of this 10-Q. Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecast, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the factors outlined in this 10-Q, changes in oil companies' decisions as to the type and origination point of the crude that it processes, changes in the amount of imported petroleum products, competition for marine transportation, domestic and international oil consumption, the continuation of federal law restricting United States point-to-point maritime shipping to U.S. vessels (the Jones Act), the timing and success of our rebuilding program, demand for petroleum products, future spot market rates, demand for our services, changes in interest rates, the effect of war or terrorists activities and the general financial, economic, environmental and regulatory conditions affecting the oil and marine transportation industry in general. Given such uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. These factors may cause the Company’s actual results to differ materially from any forward-looking statement.

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

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in Part I Item 1 of this Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2003 contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Back to Contents

Results of Operations

Time Charter Equivalent (“TCE”) is a commonly used industry measure where direct voyage costs are deducted from revenue. Maritrans enters into various types of charters, some of which involve the customer paying substantially all voyage costs, while other types of charters involve Maritrans paying some or substantially all of the voyage costs. The Company’s management believes that the presentation of TCE revenue provides useful information regarding the Company’s financial condition and results of operations because TCE revenue essentially nets the voyage costs and voyage revenue to yield a measure that is comparable between periods regardless of the types of contracts utilized. These voyage costs are included in the “Operations expense” line item on the Consolidated Statements of Income. TCE revenue is a non-GAAP financial measure and a reconciliation of TCE revenue to revenue, the most directly comparable GAAP measure, is set forth below.

Three Month Comparison

Revenues

TCE revenue for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003 is as follows:

	March 31, 2004	March 31, 2003

Voyage revenue	$34,661	$35,929
Voyage costs	6,008	7,085

Time Charter Equivalent	$28,653	$28,844

Vessel utilization	80.0%	89.5%
Available days	1,186	1,297
Revenue days	1,092	1,208

TCE revenue of $28.8 million for the quarter ended March 31, 2003 was consistent with TCE revenue for the quarter ended March 31, 2004 of $28.7 million. Vessel utilization decreased 9.5% from the prior period. The decrease in utilization had a negative impact on voyage revenue and was the result of vessel out of service time for maintenance in the quarter ended March 31, 2004. The OCEAN STATES was taken out of service early in September 2003 for her double-hull rebuild and is expected to return to service in the second quarter of 2004. Therefore she was out of service in the entire first quarter of 2004. There were no vessels out of service for double-hull rebuilding during the first quarter of 2003. Late in the fourth quarter of 2003, several design issues were identified on three of the double-hull rebuilt 250,000 barrel class barges that led the Company to remove these vessels from service and further inspect and re-analyze the original rebuild designs.  Working with industry experts and the American Bureau of Shipping, the Company identified structural enhancements that would improve the long-term strength of these three barges.  The Company acted in the first quarter of 2004 to make these repairs and enhancements and the vessels returned to service during the first quarter.  Though the Company has fewer vessels scheduled for routine shipyard maintenance periods in 2004, the Company anticipates that utilization in 2004 will be similar to 2003 reflecting the Company’s expectation of more out of service time for double-hull rebuilding in 2004. Barrels of cargo transported decreased from 45.5 million in the quarter ended March 31, 2003 to 42.9 million in the quarter ended March 31, 2004.

The majority of the Company’s fleet was deployed in contract business in the first quarter of 2004. Contract rates remained strong and were comparable to 2003. Demand for the Company’s services in its contract business during the current year increased compared to 2003. However, this was offset by a decline in volumes of cargo transported in the Northeast in the first quarter of 2004 as a result of cyclical dredging at customer refining facilities. The Company believes its 2004 contract rates will be similar to 2003.

The Company had limited exposure to the spot market in the first quarter of 2004 and had less exposure than in the same period in 2003. Spot market rates were significantly higher than in the same period of 2003 driven primarily by the impact of world and oil industry events. During the quarter there were an increased number of vessels transporting cargos from the Gulf of Mexico to the West Coast due to increased gasoline demand and refinery problems in that area. Low product inventories in the areas the Company serves also helped to increase spot rates. In addition, higher demand for transportation fuels in Europe in the quarter plus higher international transportation rates caused by the strong world economy decreased the amount of European imports and had a positive impact on spot rates.

Back to Contents

The Company expects exposure to the spot market to be higher in the remainder of 2004 than in 2003 due to fewer vessels on contract than in the same period of 2003. The Company believes spot rates will decrease following normal seasonal trends in the second and third quarters of 2004 and should strengthen in the fourth quarter of 2004. Imports from Europe are expected to increase which will have a negative effect on rates.

Operations expense

Voyage costs decreased from $7.1 million for the quarter ended March 31, 2003 to $6.0 million for the quarter ended March 31, 2004, a decrease of $1.1 million or 15 percent. Fuel costs decreased $1.3 million, or 27 percent, compared to 2003. Fuel consumption decreased as a result of the out of service time experienced in the first quarter. There were also more vessels on time charter in the quarter in which the customer pays for the voyage costs. The average price per gallon of fuel decreased approximately 7 percent compared to 2003. Port charges increased $0.3 million although much of those amounts were billed back to customers under contracts.

Operations expenses, excluding voyage costs discussed above, increased from $11.8 million for the quarter ended March 31, 2003 to $12.6 million for the quarter ended March 31, 2004, an increase of $0.8 million or 7 percent. Crew expenses increased $0.3 million due to seagoing salary and benefit increases as well as a higher level of training compared to the same period in 2003. Shoreside support expenses increased $0.2 million, primarily as a result of an increase in personnel and higher shoreside related insurance premiums. The cost of supplies for the vessels also increased $0.2 million from 2003.

Maintenance expense

Maintenance expenses increased $1.0 million, or 22 percent, from $4.3 million for the quarter ended March 31, 2003 to $5.3 million for the quarter ended March 31, 2004. Routine maintenance incurred during voyages and in port increased $0.3 million from 2003 to 2004. Expenses accrued for maintenance in shipyards increased $0.7 million from the quarter ended March 31, 2003 to the quarter ended March 31, 2004. The Company continuously reviews upcoming shipyard maintenance costs and adjusts the shipyard accrual rate to reflect the expected costs. Increases in regulatory and customer vetting requirements, which increases the scope and frequency of maintenance performed in the shipyard, result in higher shipyard costs.

Operating Income

As a result of the aforementioned changes in revenue and expenses, operating income decreased from $5.4 million for the quarter ended March 31, 2003 to $3.2 million for the quarter ended March 31, 2004, a decrease of $2.2 million or 41 percent.

Income Tax Expense

Income tax expense decreased from $1.9 million for the quarter ended March 31, 2003 to $1.1 million for the quarter ended March 31, 2004, a decrease of $0.8 million and resulted from the decrease in operating income discussed above.

Net Income

Net income decreased from $3.2 million for the quarter ended March 31, 2003 to $1.8 million for the quarter ended March 31, 2004, a decrease of $1.4 million and resulted from the aforementioned changes in revenue and expenses.

Back to Contents

Liquidity and Capital Resources

General

For the three months ended March 31, 2004, cash provided by operating activities was $8.4 million. These funds, augmented by the Company’s Credit Facility, described below, were sufficient to meet debt service obligations and loan agreement restrictions, to make capital acquisitions and improvements and to allow the Company to pay a dividend in the current quarter. Management believes funds provided by operating activities, augmented by the Company’s Credit Facility and investing activities, will be sufficient to finance operations, anticipated capital expenditures, lease payments and required debt repayments for the foreseeable future. While dividends have been made quarterly in each of the last two years, there can be no assurances that the dividend will continue. The ratio of total debt to capitalization is .42:1 at March 31, 2004.

On February 9, 1999, the Board of Directors authorized a share buyback program for the acquisition of up to one million shares of the Company’s common stock, which represented approximately 8 percent of the 12.1 million shares outstanding at that time. In February 2000 and again in February 2001, the Board of Directors authorized the acquisition of an additional one million shares in the program. The total authorized shares under the buyback program are three million. As of March 31, 2004, 2,485,442 shares have been purchased under the plan and financed by internally generated funds. The Company intends to hold the majority of the shares as treasury stock, although some shares will be used for employee compensation plans and others may be used for acquisition currency and/or other corporate purposes.

In December 1999, the Company sold vessels to Vane Line Bunkering, Inc. for an aggregate consideration of $14 million, consisting of $10 million in cash and a $4 million promissory note maturing in December 2009. On April 2, 2004, Vane paid the $2.7 million outstanding under the note.

Debt Obligations and Borrowing Facility

At March 31, 2004, the Company had $61.5 million in total outstanding debt, secured by mortgages on some of the fixed assets of the Company. The current portion of this debt at March 31, 2004 is $2.6 million.

In November 2001, the Company entered into an $85 million credit and security agreement (“Credit Facility”) with Citizens Bank (formerly Mellon Bank, N.A.) and a syndicate of other financial institutions (“Lenders”). Pursuant to the terms of the Credit Facility, the Company could borrow up to $45 million of term loans and up to $40 million under a revolving credit facility. Interest is variable based on either the LIBOR rate plus an applicable margin (as defined in the Credit Facility) or the prime rate. Principal payments on the term loans are required on a quarterly basis and began in April 2002. The Credit Facility expires in January 2007. The Company has granted first preferred ship mortgages and a first security interest in some of the Company’s vessels and other collateral in connection with the Credit Facility. In September 2003, the Company paid the outstanding term loan balance of $37.0 million. At March 31, 2004, there was $25.5 million outstanding under the revolving line of credit. The Credit Facility requires the Company to maintain its properties in a specific manner, maintain specified insurance on its properties and business, and abide by other covenants, which are customary with respect to such borrowings. The Credit Facility also requires the Company to meet certain financial covenants. If the Company fails to comply with any of the covenants contained in the Credit Facility, the Lenders may foreclose on the collateral or call the entire balance outstanding on the Credit Facility immediately due and payable. The Company was in compliance with all applicable covenants at March 31, 2004 and currently expects to remain in compliance going forward.

In September 2003, the Company entered into additional financing agreements. The additional agreements consist of a $7.3 million loan with Lombard US Equipment Financing Corp. with a 5-year amortization and a $29.5 million loan with Fifth Third Bank with a 9.5-year amortization and a 50 percent balloon payment at the end of the term. The new debt accrues interest at an average fixed rate of 5.53 percent. The proceeds of the new debt were used to pay off the outstanding balance of the term loan under the Company’s existing Credit Facility. Principal payments on the $7.3 million loan are required on a quarterly basis and began in January 2004. Principal payments on the $29.5 million loan are required on a monthly basis and began in November 2003. The Company has granted first preferred ship mortgages and a first security interest in some of the vessels and other collateral in connection with the additional debt agreements. The loan agreements require the Company to maintain its properties in a specific manner, maintain specified insurance on its properties and business, and abide by other covenants, which are customary with respect to such borrowings. The loan agreements also require the Company to meet certain financial covenants that began in the quarter ended December 31, 2003. If the Company fails to comply with any of the covenants contained in the additional debt agreements, the Lenders may foreclose on the collateral or call the entire balance outstanding on the new debt agreements immediately due and payable. The Company is in compliance with all such covenants at March 31, 2004 and currently expects to remain in compliance going forward.

Back to Contents

As of March 31, 2004, the Company has the following amounts outstanding under the debt agreements:

•      $25.5 million under the revolving credit facility

•      $ 7.0 million under the 5-year term loan; and

•      $29.0 million under the 9.5-year term loan with the 50 percent balloon payment at the end of the term.

Contractual Obligations

Total future commitments and contingencies related to the Company's outstanding debt obligations, noncancellable operating leases and purchase obligations, as of March 31, 2004, are as follows:

			($000’s)
	Total	Less than one year	One to three years	Three to five years	More than five years

Debt Obligations	$61,472	$2,567	$31,066	$5,779	$22,060
Operating Leases	2,670	511	839	865	455
Purchase Obligations *	24,620	23,042	1,578	—	—

Total	$88,762	$26,120	$33,483	$6,644	$22,515

* Purchase obligations represent amounts due under existing vessel rebuild contracts.

In November 2002, the Company awarded a contract to rebuild the fifth large single-hull barge, the OCEAN STATES, to a double-hull configuration. The rebuild is expected to have a total cost of approximately $25 million, of which $18 million is a fixed contract with the shipyard and the remainder is changes in the scope of work and material to be furnished by the Company. In addition to the double-hull rebuild, the OCEAN STATES will have a 30,000 barrel mid-body insertion. As of March 31, 2004, $19.8 million has been paid to the shipyard contractor for the project. The Company has financed, and expects to continue the financing of, this project from a combination of internally generated funds and borrowings under the Company’s Credit Facility. The rebuild of the OCEAN STATES is expected to be completed in the second quarter of 2004 and will reenter the fleet with the name M 214.

In August 2003, the Company awarded a contract to rebuild its sixth large single-hull barge, the OCEAN 193, to a double-hull configuration. The rebuild is expected to have a total cost of approximately $24 million, of which $22 million is a fixed contract with the shipyard and the remainder is material to be furnished by the Company. As of March 31, 2004, $7.2 million has been paid to the shipyard contractor for the project. The Company has financed, and expects to continue the financing of, this project from a combination of internally generated funds and borrowings under the Company’s Credit Facility. The rebuild of the OCEAN 193 is expected to be completed in the second quarter of 2005.

In October 2003, the Company awarded a contract to rebuild the tugboat Honour which currently works with the barge OCEAN STATES. The rebuild is expected to have a total cost of approximately $6.5 million, of which $3.7 million is a fixed contract with the shipyard and the remainder is material to be furnished by the Company. As of March 31, 2004, $2.9 million and has been paid to the shipyard contractor for the project. The Company has financed, and expects to continue the financing of, this project from a combination of internally generated funds and borrowings under the Company’s Credit Facility. The rebuild of the Honour is expected to be completed in the second quarter of 2004.

Back to Contents

Impact of Recent Accounting Pronouncements

In September 2001, the rule making body of the AICPA issued an Exposure Draft on a Statement of Position, “Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment” (the “SOP”).  This group, referred to as AcSEC, approved the SOP in September 2003. The SOP was presented at a clearance meeting with the Financial Accounting Standards Board (“FASB”) in April 2004. At that time, the FASB voted unanimously not to clear the SOP. The FASB will reconsider the SOP during the 2005-2006 time frame.

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

Back to Contents

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risk to which the Company is exposed is a change in interest rates on debt instruments. The Company manages its exposure to changes in interest rate fluctuations by optimizing the use of fixed and variable rate debt. The table below presents principal cash flows by year of maturity. Variable interest rates disclosed fluctuate with the LIBOR and federal fund rates. The weighted average interest rate at March 31, 2004 was 4.58%.

Liabilities	Expected Years of Maturity

($000)
	2004*	2005	2006	2007	2008	Thereafter

Fixed Rate	$1,912	$2,672	$2,819	$2,974	$3,138	$22,457
Average Interest Rate	5.53%	5.53%	5.53%	5.53%	5.53%	5.53%

Variable Rate	$—	$—	$—	$25,500	$—	$—
Average Interest Rate	—%	—%	—%	3.24%	—%	—%

* For the period April 1, 2004 through December 31, 2004

ITEM 4.  CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures

          The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)     Change in Internal Control over Financial Reporting

          No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Back to Contents

Part II: OTHER INFORMATION

ITEM 1.     Legal Proceedings

The Company is engaged in litigation instituted by a competitor to challenge its double-hull patent. Penn Maritime, Inc. v. Maritrans Inc., was filed in the U.S. District Court for the Eastern District of New York on September 6, 2001.The Plaintiff was seeking damages and an injunction restraining the Company from enforcing its patent, which if awarded, would have a material adverse effect on the Company. The Company challenged the jurisdiction of the Court of New York, and on March 31, 2003 the court dismissed the action. On April 3, 2003, the Company sued Penn Maritime, Inc. in the U.S. District Court for the Middle District of Florida (Maritrans Inc. v. Penn Maritime, Inc.) for patent infringement, misappropriation of the Company’s trade secrets, and other causes of action. Penn Maritime, Inc. has filed an answer and counterclaim which essentially reiterates the claims made in its original suit. Since the initiation of action, the parties have amended and defined their claims. In addition to patent infringement, the Company now claims in excess of $8 million in affirmative damages plus punitive damages under the Florida Trade Secrets Act. Penn Maritime, Inc. claims in excess of $7 million plus punitive damages under the Sherman, Clayton and Lanham Acts, based on the claim that the Company obtained its patent through fraud. To obtain any affirmative recovery from the Company, Penn Maritime, Inc. must establish that the Company committed actual fraud in its submission to the U.S. Patent Office. The Company believes Penn Maritime, Inc.’s claim to be without merit.

ITEM 2.     Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

The following table summarizes the Company’s purchases of its common stock for the quarter ended March 31, 2004:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (or Units)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)

January 1-31, 2004	—	—	—	514,558
February 1-29, 2004	18,514	18.50	—	514,558
March 1-31, 2004	—	—	—	514,558
Total	18,514	18.50	—	514,558

(1) These amounts consist of shares the Company purchased from its officers and other employees who elected to pay the withholding taxes upon the vesting of restricted stock by delivering (and, thus, selling) shares of Maritrans common stock in accordance with the terms of the Maritrans equity compensation plans. The Company purchased these shares at their fair market value, as determined by reference to the closing price of its common stock on the day of vesting.

(2) On February 9, 1999, the Company announced that its Board of Directors had authorized a common share repurchase program for up to 1 million shares of its common stock. On February 8, 2000 and February 13, 2001 each, the Company announced that its Board of Directors had authorized an additional 1 million shares in the program, for an aggregate of 3 million shares authorized. No repurchases were made under this program during the first quarter of 2004. At March 31, 2004, 514,558 shares remained under these authorizations. The program has no fixed expiration date.

Back to Contents

ITEM 6.      Exhibits and Reports on Form 8-K

(a)	Exhibits
10.1 – Severance and Non-Competition Agreement effective May 3, 2004 between Maritrans Inc. and Jonathan Whitworth.
31.1 – Certification of Chief Executive Officer , pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2 – Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1 – Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2 – Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K

On February 10, 2004, Maritrans Inc. furnished a Current Report on Form 8-K relating to the press release announcing its earnings for the fourth quarter of 2003.

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARITRANS INC.
(Registrant)

By:	WALTER T. BROMFIELD	Dated: May 7, 2004
Walter T. Bromfield
Chief Financial Officer
(Principal Financial Officer)

By:	JUDITH M. CORTINA	Dated: May 7, 2004
Judith M. Cortina
Controller
(Principal Accounting Officer)