Form 10-Q
period 2004-06-30
MARITRANS INC /DE/
filed 2004-08-09
CIK 810113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

FORM 10-Q

(Mark One)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended June 30, 2004

or

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from ______ to ______

Commission File Number 1-9063

MARITRANS INC. (Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	51-0343903 (Identification No. I.R.S. Employer)

TWO HARBOUR PLACE
302 KNIGHTS RUN AVENUE
SUITE 1200
TAMPA, FLORIDA 33602
(Address of principal executive offices)
(Zip Code)

(813) 209-0600
Registrant’s telephone number, including area code

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

Yes       No

Common Stock $.01 par value, 8,453,249 shares outstanding as of August 5, 2004

Back to Index

MARITRANS INC.
INDEX

Back to Index

PART I: FINANCIAL INFORMATION
MARITRANS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($000)

	June 30,	December 31,
	2004	2003

	(Unaudited)	(Note 1)
ASSETS
Current Assets:
Cash and cash equivalents	$12,072	$3,614
Trade accounts receivable	9,360	6,139
Other accounts receivable	1,921	3,140
Inventories	3,568	2,854
Deferred income tax benefit	8,954	9,074
Prepaid expenses	2,467	3,210

Total current assets	38,342	28,031
Vessels and equipment	383,734	364,134
Less accumulated depreciation	193,875	183,406

Net vessels and equipment	189,859	180,728

Note receivable	788	7,815
Goodwill	2,863	2,863
Other	602	1,092

Total Assets	$232,454	$220,529

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Debt due within one year	$3,567	$2,533
Trade accounts payable	2,597	5,649
Accrued shipyard costs	6,391	4,315
Accrued wages and benefits	4,846	3,191
Other accrued liabilities	5,146	5,257

Total current liabilities	22,547	20,945

Long-term debt	61,277	57,560
Accrued shipyard costs	9,587	6,473
Other liabilities	3,394	3,229
Deferred income taxes	47,210	47,148

Stockholders’ equity:
Common stock	140	136
Capital in excess of par value	87,591	82,527
Retained earnings	54,277	51,205
Unearned compensation	(1,668)	(614)
Less: Cost of shares held in treasury	(51,901)	(48,080)

Total stockholders’ equity	88,439	85,174

Total liabilities and stockholders’ equity	$232,454	$220,529

See notes to financial statements.

Back to Index

MARITRANS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
($000, except per share amounts)

	Three Months Ended June 30,
	2004	2003

Revenues	$36,747	$36,212

Costs and expenses:
Operations expense	18,167	18,077
Maintenance expense	5,186	5,681
General and administrative	3,120	2,120
Depreciation and amortization	5,277	5,168

Total operating expense	31,750	31,046

Gain on sale of assets	—	1,099

Operating income	4,997	6,265

Interest expense	(348)	(489)
Other income	330	183

Income before income taxes	4,979	5,959

Income tax provision	1,867	2,205

Net income	$3,112	$3,754

Basic earnings per share	$0.38	$0.47
Diluted earnings per share	$0.37	$0.45
Dividends declared per share	$0.11	$0.11

See notes to financial statements.

Back to Index

MARITRANS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
($000, except per share amounts)

	Six Months Ended June 30,
	2004	2003

Revenues	$71,408	$72,141

Costs and expenses:
Operations expense	36,754	36,957
Maintenance expense	10,485	10,011
General and administrative	5,537	4,285
Depreciation and amortization	10,469	10,279

Total operating expense	63,245	61,532

Gain on sale of assets	—	1,099

Operating income	8,163	11,708

Interest expense	(753)	(1,097)
Other income	428	394

Income before income taxes	7,838	11,005

Income tax provision	2,939	4,072

Net income	$4,899	$6,933

Basic earnings per share	$0.60	$0.87
Diluted earnings per share	$0.58	$0.82
Dividends declared per share	$0.22	$0.22

See notes to financial statements.

Back to Index

MARITRANS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
($000)

	Six Months Ended June 30,
	2004	2003

Cash flows from operating activities:
Net income	$4,899	$6,933
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	10,469	10,279
Changes in receivable, inventories and prepaid expenses	(1,973)	1,359
Changes in current liabilities, other than debt	568	5,061
Non-current changes, net	3,748	1,026
Gain on sale of assets	—	(1,099)

Total adjustments to net income	12,812	16,626

Net cash provided by operating activities	17,711	23,559

Cash flows from investing activities:
Collections on notes receivable	7,335	220
Proceeds from sale of assets	—	1,849
Purchase of vessels and equipment	(19,599)	(7,986)

Net cash used in investing activities	(12,264)	(5,917)

Cash flows from financing activities:
Borrowings under long-term debt	29,500	—
Payment of long-term debt	(1,250)	(2,750)
Net repayments under credit facilities	(23,500)	(10,500)
Purchase of treasury stock	—	(150)
Proceeds from exercise of stock options	86	158
Dividends declared and paid	(1,825)	(1,795)

Net cash provided by (used in) financing activities	3,011	(15,037)

Net increase in cash and cash equivalents	8,458	2,605
Cash and cash equivalents at beginning of period	3,614	239

Cash and cash equivalents at end of period	$12,072	$2,844

See notes to financial statements

Back to Index

MARITRANS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004

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

Pursuant to the rules and regulations of the Securities and Exchange Commission, the unaudited condensed consolidated financial statements do not include all of the information and notes normally included with annual financial statements prepared in accordance with GAAP. These financial statements should be read in conjunction with the consolidated historical financial statements and notes thereto included in the Company’s Form 10-K for the period ended December 31, 2003.

2.	Earnings per Common Share

The following data show the amounts used in computing basic and diluted earnings per share (“EPS”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

	(000’s)		(000’s)

Income available to common stockholders used in basic EPS	$3,112	$3,754	$4,899	$6,933

Weighted average number of common shares used in basic EPS	8,212	7,969	8,116	7,926
Effect of dilutive stock options and restricted shares	190	387	297	510

Weighted number of common shares and dilutive potential common stock used in diluted EPS	8,402	8,356	8,413	8,436

3.	Stock-Based Compensation

Maritrans Inc. has a stock incentive plan (the “Plan”), whereby non-employee directors, officers and other key employees may be granted stock, stock options and, in certain cases, receive cash under the Plan. In May 1999, the Company adopted an additional plan, the Maritrans Inc. 1999 Directors’ and Key Employees Equity Compensation Plan, which provides non-employee directors, officers and other key employees with

Back to Index

certain rights to acquire common stock and stock options. Any outstanding options granted under either Plan are exercisable at a price not less than market value of the shares on the date of grant. During the second quarter of 2004, 507,425 shares were issued as a result of the exercise of options. The exercise price of these options ranged from $5.375 to $14.20.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”). SFAS 148 amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide three alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 also amends the disclosure provisions of SFAS 123 and Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting”. SFAS 148 is effective for fiscal years ending after December 15, 2002, with certain disclosure requirements effective for interim periods beginning after December 15, 2002. The Company adopted the transition provision of SFAS 148 using the prospective method beginning January 1, 2003. The prospective method requires the Company to apply the fair value based method to all employee stock awards granted, modified or settled in its consolidated statements of income beginning on the date of adoption.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The Company’s pro forma information was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

	($000, except per share data)

Net income as reported	$3,112	$3,754	$4,899	$6,933
Add: Stock based compensation included in net income, net of tax	12	7	26	21
Deduct: Total stock based compensation determined under the fair value based method, net of tax	14	34	37	66

Pro forma net income	$3,110	$3,727	$4,888	$6,888

Basic earnings per share as reported	$0.38	$0.47	$0.60	$0.87
Pro forma basic earnings per share	$0.38	$0.47	$0.60	$0.87
Diluted earnings per share as reported	$0.37	$0.45	$0.58	$0.82
Pro forma diluted earnings per share	$0.37	$0.45	$0.58	$0.82

4.	Income Taxes

The Company’s effective tax rate differs from the federal statutory rate due primarily to state income taxes and certain nondeductible items.

5.	Share Buyback Program

On February 9, 1999, the Board of Directors authorized a share buyback program (the “Program”) for the repurchase of up to one million shares of the Company’s common stock. In February 2000 and again in February 2001, the Board of Directors authorized the repurchase of an additional one million shares in the Program. The total authorized shares under the Program is three million. As of June 30, 2004, 2,485,442 shares had been repurchased.

6.	Impact of Recent Accounting Pronouncements

In September 2001, the rule making body of the AICPA issued an Exposure Draft on a Statement of Position, “Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment” (the “SOP”). This

Back to Index

group, referred to as AcSEC, approved the SOP in September 2003. The SOP was presented at a clearance meeting with the Financial Accounting Standards Board (“FASB”) in April 2004. At that time, the FASB voted unanimously not to clear the SOP. The FASB will reconsider the SOP during the 2005-2006 time frame.

If the existing SOP is issued, it would require the Company to modify its accounting policy for maintenance and repairs. Such costs would no longer be accrued in advance of performing the related maintenance and repairs; rather, the SOP requires these costs to be expensed as incurred, unless they meet the capitalization provisions of the SOP, in which case the costs will be depreciated over their estimated useful life. The Company has not yet quantified the impact of adopting the SOP on its financial statements; however, the Company’s preliminary assessment is that the adoption of this pronouncement would decrease the shipyard accrual and increase stockholders’ equity of the Company.

7.	Retirement Plans

Net periodic pension cost included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

	(000’s)		(000’s)

Service cost of current period	$157	$130	$314	$260
Interest cost on projected benefit obligation	463	459	926	918
Expected return on plan assets	(476)	(416)	(952)	(832)
Amortization of prior service cost	35	34	70	68

Net periodic pension cost	$179	$207	$358	$414

8.	Note Receivable

In December 1999, the Company sold vessels to K-Sea Transportation LLC for total consideration of $34 million, which consisted of $29 million in cash and a $4.5 million subordinated note receivable maturing in December 2007. On January 14, 2004, the Company received payment of the $4.5 million note from K-Sea Transportation LLC.

In December 1999, the Company sold vessels to Vane Line Bunkering, Inc. for total consideration of $14 million, which consisted of $10 million in cash and a $4 million promissory note maturing in December 2009. On April 2, 2004, Vane repaid the remaining $2.7 million under the note.

9.	Debt

In June 2004, the Company entered into a $29.5 million credit facility with a 9.5-year amortization and a 55 percent balloon payment at the end of the term. The new facility accrues interest at a fixed rate of 6.28 percent. A portion of the proceeds of the new debt were used to pay down existing borrowings under the Company’s revolving credit facility. Principal payments are required on a monthly basis beginning in August 2004. The Company has granted first preferred ship mortgages and a first security interest in the M 214 and Honour to secure the debt.

Back to Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The forward-looking statements included in this 10-Q relate to future events or the Company’s future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “seem,” “should,” “believe,” “future,” “potential,” “estimate,” “offer,” “opportunity,” “quality,” “growth,” “expect,” “intend,” “plan,” “focus,” “through,” “strategy,” “provide,” “meet,” “allow,” “represent,” “commitment,” “create,” “implement,” “result,” “seek,” “increase,” “establish,” “work,” “perform,” “make,” “continue,” “can,” “will,” “include,” or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on the Company’s current plans or assessments that are believed to be reasonable as of the date of this 10-Q. Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecast, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the factors outlined in this 10-Q, changes in oil companies’ decisions as to the type and origination point of the crude that it processes, changes in the amount of imported petroleum products, competition for marine transportation, domestic and international oil consumption, levels of foreign imports, the continuation of federal law restricting United States point-to-point maritime shipping to U.S. vessels (the Jones Act), the timing and success of its rebuilding program, demand for petroleum products, future spot market rates, demand for our services, changes in interest rates, the effect of war or terrorists activities and the general financial, economic, environmental and regulatory conditions affecting the oil and marine transportation industry in general. Given such uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. These factors may cause the Company’s actual results to differ materially from any forward-looking statement.

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

Overview

Maritrans serves the petroleum and petroleum product distribution industry by using tank barges, tugboats and oil tankers to provide marine transportation services primarily along the Gulf and Atlantic coasts of the United States. The Company owns and operates one of the largest fleets serving the U.S. coastwise trade, consisting of four oil tankers and eleven oceangoing married tug/barge units with an aggregate fleet capacity of approximately 3.6 million barrels. 64 percent of the Company’s fleet capacity is double-hulled. The Company holds patents for its double-hulling technology and has been

Back to Index

rebuilding its single-hull vessels to double-hulls since 1998, in preparation for upcoming government mandated retirements of single-hull vessels. Maritrans provides marine transportation services primarily to integrated oil companies, independent oil companies, petroleum trading companies, petroleum marketers and petroleum distributors in the southern and eastern United States. The Company monitors the supply and distribution patterns of its actual and prospective customers and focuses its efforts on providing services that are responsive to the current and future needs of these customers. Business is done on both a term contract basis and a spot market basis. The Company strives to maintain an appropriate mix of contracted business, based on current market conditions.

Demand for the Company’s services is driven primarily by the demand for crude oil in the Northeastern U.S. and refined petroleum products in Florida and the Northeastern U.S. This demand is positively impacted by increased domestic consumption of petroleum products, higher U.S. refining levels, low product inventory levels and cold weather in the Northeast. In addition, reduced competition from foreign imports of refined petroleum products in our primary markets, as well as increased demand for refined petroleum product movements from the U.S. Gulf refining system to the U.S. West Coast also have a positive impact on demand for the Company’s services.

Utilization of the Company’s fleet is dependent on factors such as the customers service needs, out of service time for maintenance and weather.

Definitions

In order to facilitate your understanding of the disclosure contained in the results of operations, the following are definitions of some commonly used industry terms used herein:

“Available days” refers to the number of days the fleet was not out of service due to maintenance or other operational requirements and therefore was available to work.

“Barge rebuild program” refers to the Company’s program to rebuild its single-hull barges to a double-hull configuration to conform with OPA utilizing its patented process of computer assisted design and fabrication.

“Cargo” refers to the petroleum products transported by our vessels.

“Clean oil” refers to refined petroleum products.

“Jones Act trade” refers to the federal law restricting United States point-to-point maritime shipping to vessels built in the United States, owned by U.S. citizens and manned by U.S. crews.

“Lightering” refers to the process of off-loading crude oil or petroleum products from deeply laden inbound tankers into smaller tankers and/or barges.

“OPA” refers to the Oil Pollution Act of 1990 which is a federal law prohibiting the operation of singe-hull vessels in U.S. waters based on a retirement schedule that began on January 1, 1995 and ends on January 1, 2015.

“Revenue days” refers to the number of days the fleet was working for customers.

“Spot market” refers to a term describing a one-time open-market transaction where transportation services are provided at current market rates.

“Term contract” refers to a contract with a customer for specified services over a specified period for a specified price.

“Time Charter Equivalent” (“TCE”) refers to the measure where direct voyage costs are deducted from voyage revenue. TCE yields a measure that is comparable regardless of the type of contract utilized.

Back to Index

“Vessel utilization” refers to the measure, expressed as a percentage, of the days the fleet worked and is calculated by revenue days divided as calendar days in the period.

“Voyage costs” refer to the expenses incurred for fuel and port charges. In a time charter contract, the customer pays all voyage costs directly to vendors.

“Voyage revenue” refers to the revenue generated by the transportation of petroleum products.

Results of Operations

To supplement its financial statements prepared in accordance with GAAP, the Company’s management has used the financial measure of Time Charter Equivalent (“TCE”), a commonly used industry measure where direct voyage costs are deducted from voyage revenue. Maritrans enters into various types of charters, some of which involve the customer paying substantially all voyage costs, while other types of charters involve Maritrans paying some or substantially all of the voyage costs. The Company has presented TCE in this discussion to enhance an investor’s overall understanding of the way management analyzes the Company’s financial performance. Specifically, the Company’s management used the presentation of TCE revenue to allow for a more meaningful comparison of the Company’s financial condition and results of operations because TCE revenue essentially nets the voyage costs and voyage revenue to yield a measure that is comparable between periods regardless of the types of contracts utilized. These voyage costs are included in the “Operations expense” line item on the Consolidated Statements of Income. TCE revenue is a non-GAAP financial measure and a reconciliation of TCE revenue to revenue, the most directly comparable GAAP measure, is set forth below. The presentation of this additional information is not meant to be considered in isolation or as a substitute for results prepared in accordance with GAAP.

Three Month Comparison

Revenues

TCE revenue for the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003 was as follows:

	June 30, 2004	June 30, 2003

Voyage revenue	$36,747	$36,212
Voyage costs	6,401	5,776

Time Charter Equivalent	$30,346	$30,436

Vessel utilization	82.5%	86.8%
Available days	1,232	1,260
Revenue days	1,126	1,185

TCE revenue of $30.3 million for the quarter ended June 30, 2004 was consistent with TCE revenue for the quarter ended June 30, 2003 of $30.4 million. TCE revenue was consistent with the same quarter of last year due to lower vessel utilization and fewer barrels carried offset by an increase in rates.

Vessel utilization decreased 4.3% compared to the second quarter of 2003. The decrease in utilization had a negative impact on voyage revenue and resulted primarily from the out of service time for the OCEAN STATES double-hull rebuild. The OCEAN STATES was taken out of service early in September 2003 and returned to service early in the third quarter of 2004 as the M 214, and therefore, was out of service for the entire second quarter of 2004. There were no vessels out of service for double-hull rebuilding during the second quarter of 2003. Though the Company has fewer vessels scheduled for routine shipyard maintenance during the remainder of 2004, the Company anticipates that utilization in 2004 will be similar to 2003 due to more out of service time for double-hull rebuilding in 2004. Barrels of cargo transported decreased from 46.8 million in the quarter ended June 30, 2003 to 44.4 million in the quarter ended June 30, 2004 as a result of cyclical dredging at customer refining facilities performed early in the first quarter of 2004.

Back to Index

The majority of the Company’s fleet was deployed in contract business in the second quarter of 2004. Contract rates remained strong and were higher than in the second quarter of 2003. The Company expects contract rates in the remainder of 2004 to remain consistent with the first six months of 2004. Demand for the Company’s services in its contract business during the current quarter increased compared to the same period of 2003. In addition, the Company experienced increased rates in some of its renewed contracts.

The Company continued to have limited exposure to the spot market in the second quarter of 2004 though the exposure was higher than in the same period in 2003. Spot market rates were slightly higher than in the same period of 2003. During the quarter there were an increased number of U.S. Jones Act vessels transporting cargoes from the Gulf of Mexico to the West Coast. This was due to an increased demand for gasoline blend components resulting from the MTBE ban in California and Washington. Low clean product inventories and reduced clean product imports in the areas the Company serves also supported the higher spot rates.

The Company expects exposure to the spot market to be higher in the remainder of 2004 than in 2003 due to fewer vessels on contract than in the same period of 2003. The Company believes spot rates will remain steady or increase during the remainder of 2004. The Company is currently evaluating the optimal balance between contract and spot coverage and expects to increase its exposure to the spot market during the second half of 2004. A majority of the Company’s business will remain on contract in 2004.

Operations expense

Voyage costs increased from $5.8 million for the quarter ended June 30, 2003 to $6.4 million for the quarter ended June 30, 2004, an increase of $0.6 million or 11 percent. Fuel costs increased $0.2 million or 6 percent compared to the same quarter in 2003. The average price of fuel increased 14 percent compared to the same quarter in 2003. This increase was offset by a decrease in fuel consumption resulting from the higher amount of out of service time experienced in the second quarter of 2004 and the fact that more vessels were on time charter contracts during the 2004 quarter pursuant to which the customer directly pays for the fuel costs. Port charges increased $0.4 million although a large portion of those amounts were billed back to customers under contract terms.

Operations expenses, excluding voyage costs discussed above, decreased from $12.3 million for the quarter ended June 30, 2003 to $11.8 million for the quarter ended June 30, 2004, a decrease of $0.5 million or 4 percent. Crew expenses increased $0.5 million due to seagoing salary and benefit increases as well as a higher level of training compared to the same period in 2003. During the quarter, the Company reversed approximately $0.8 million of previously recorded insurance claims and deductibles that no longer required a related liability. This reversal offset the increases in expenses discussed above.

Maintenance expense

Maintenance expenses decreased $0.5 million or 9 percent from $5.7 million for the quarter ended June 30, 2003 to $5.2 million for the quarter ended June 30, 2004. Routine maintenance incurred during voyages and in port decreased $0.1 million from the quarter ended June 30, 2003 to the quarter ended June 30, 2004 period. Expenses accrued for maintenance in shipyards decreased $0.4 million from the quarter ended June 30, 2003 to the quarter ended June 30, 2004. The Company continuously reviews upcoming shipyard maintenance costs and adjusts the shipyard accrual rate to reflect the expected costs.

General and Administrative expense

General and administrative expenses increased $1.0 million, or 47 percent, from $2.1 million for the quarter ended June 30, 2003 to $3.1 million for the quarter ended June 30, 2004. The increase resulted primarily from higher fees incurred as a result of additional litigation expenses, additional shoreside personnel and employment related expenses.

Operating Income

As a result of the aforementioned changes in revenue and expenses, operating income decreased from $6.3 million for the quarter ended June 30, 2003 to $5.0 million for the quarter ended June 30, 2004, a decrease of $1.3 million, or 20 percent. Operating income for the quarter ended June 30, 2003 included a $1.1 million pre-tax gain on the sale of property not used in operations.

Back to Index

Income Tax Expense

Income tax expense decreased from $2.2 million for the quarter ended June 30, 2003 to $1.9 million for the quarter ended June 30, 2004, a decrease of $0.3 million and resulted from the aforementioned changes in revenue and expenses.

Net Income

Net income decreased from $3.8 million for the quarter ended June 30, 2003 to $3.1 million for the quarter ended June 30, 2004, a decrease of $0.6 million and resulted from the aforementioned changes in revenue and expenses.

Six Month Comparison

Revenues

TCE revenue for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 was as follows:

	June 30, 2004	June 30, 2003

Voyage revenue	$71,408	$72,141
Voyage costs	12,409	12,861

Time Charter Equivalent	$58,999	$59,280

Vessel utilization	81.2%	88.1%
Available days	2,418	2,557
Revenue days	2,218	2,393

TCE revenue of $59.0 million for the six months ended June 30, 2004 was consistent with TCE revenue for the six months ended June 30, 2003 of $59.3 million. TCE revenue was consistent with the same period of last year due to lower vessel utilization and fewer barrels carried offset by an increase in rates.

Vessel utilization decreased 6.9% from the same period in 2003. The decrease in utilization had a negative impact on voyage revenue and resulted primarily from vessel out of service time for double-hull rebuilding and vessel repairs in the six months ended June 30, 2004. The OCEAN STATES was taken out of service early in September 2003 for her double-hull rebuild and returned to service early in the third quarter of 2004 as the M 214, and therefore, was out of service for the first six months of 2004. There were no vessels out of service for double-hull rebuilding during the first six months of 2003. In addition, late in the fourth quarter of 2003, several design issues were identified on three of the double-hull rebuilt 250,000 barrel class barges that led the Company to remove these vessels from service and further inspect and re-analyze the original rebuild designs. Working with industry experts and the American Bureau of Shipping, the Company identified structural enhancements that would improve the long-term strength of these three barges. The Company made these repairs and enhancements in the first quarter of 2004 and the vessels returned to service during the same quarter. Though the Company has fewer vessels scheduled for routine shipyard maintenance periods during the remainder of 2004, the Company anticipates that utilization in 2004 will be similar to 2003 due to more out of service time for double-hull rebuilding in 2004. Barrels of cargo transported decreased from 92.3 million in the six months ended June 30, 2003 to 87.3 million in the six months ended June 30, 2004 as a result of cyclical dredging at customer refining facilities.

The majority of the Company’s fleet was deployed in contract business in the first six months of 2004. Contract rates remained strong and were higher than in 2003. The Company expects contract rates in the remainder of 2004 to remain consistent with the first six months of 2004. Demand for the Company’s services in its contract business during the current year increased compared to the same period of 2003. In addition, the Company experienced increased rates in some of its renewed contracts.

Back to Index

The Company had limited exposure to the spot market in the first six months of 2004 and had less exposure than in the same period in 2003. Spot market rates were higher than in the same period of 2003 driven primarily by the impact of world and oil industry events. During the first six months of 2004 there was an increased number of U.S. Jones Act vessels transporting cargoes from the Gulf of Mexico to the West Coast. This was due to an increased demand for gasoline blend components resulting from the MTBE ban in California and Washington. Refinery problems on the West Coast in the first quarter of 2004 also increased the amount of product being transported to that area. Low product inventories in the areas the Company serves has helped to increase spot rates in 2004. For the six months ended June 30, 2004, the level of clean product imports was lower than the same period in the prior year. This decrease resulted from higher demand for transportation fuels in Europe and higher international transportation rates. Both were caused by the strong world economy which decreased the amount of European imports and had a positive impact on spot rates.

The Company expects exposure to the spot market to be higher in the remainder of 2004 than in 2003 due to fewer vessels on contract than in the same period of 2003. The Company believes spot rates will remain steady or increase during the remainder of 2004. The Company is currently evaluating the optimal balance between contract and spot coverage and expects to increase its exposure to the spot market during the second half of 2004. A majority of the Company’s business will remain on contract in 2004.

Operations expense

Voyage costs decreased from $12.9 million for the six months ended June 30, 2003 to $12.4 million for the six months ended June 30, 2004, a decrease of $0.5 million or 4 percent. Fuel costs decreased $1.1 million or 13 percent compared to 2003. Fuel consumption decreased as a result of increased out of service time experienced in the first six months of 2004 and the fact that more vessels were on time charter contracts during the 2004 period pursuant to which the customer pays directly for the fuel costs. Port charges increased $0.7 million although much of those amounts were billed back to customers under contracts.

Operations expenses, excluding voyage costs discussed above, increased from $24.1 million for the six months ended June 30, 2003 to $24.3 million for the six months ended June 30, 2004, an increase of $0.2 million or 1 percent. Crew expenses increased $0.8 million due to seagoing salary and benefit increases as well as a higher level of training compared to the same period in 2003. Shoreside support expenses increased $0.3 million, primarily as a result of an increase in personnel, higher shoreside related insurance premiums and travel cost offset by lower consulting and training fees compared to the same period in 2003. The cost of supplies for the vessels also increased $0.3 million compared to the same period in 2003. During the second quarter, the Company reversed approximately $0.8 million of previously recorded insurance claims and deductibles that no longer required a related liability. This reversal offset the increases in expenses discussed above.

Maintenance expense

Maintenance expenses increased $0.5 million or 5 percent from $10.0 million for the six months ended June 30, 2003 to $10.5 million for the six months ended June 30, 2004. Routine maintenance incurred during voyages and in port increased $0.2 million from the six months ended June 30, 2003 to the six months ended June 30, 2004. Expenses accrued for maintenance in shipyards increased $0.4 million from the six months ended June 30, 2003 to the six months ended June 30, 2004. The Company continuously reviews upcoming shipyard maintenance costs and adjusts the shipyard accrual rate to reflect the expected costs. Increases in regulatory and customer vetting requirements, which increases the scope of maintenance performed in the shipyard, result in higher shipyard costs.

General and Administrative expense

General and administrative expenses increased $1.3 million, or 29 percent, from $4.3 million for the six months ended June 30, 2003 to $5.5 million for the six months ended June 30, 2004. Most of the increase resulted from higher fees incurred as a result of additional litigation expenses, additional shoreside personnel and employment related expenses.

Back to Index

Operating Income

As a result of the aforementioned changes in revenue and expenses, operating income decreased from $11.7 million for the six months ended June 30, 2003 to $8.2 million for the six months ended June 30, 2004, a decrease of $3.5 million, or 30 percent. Operating income for the six months ended June 30, 2003 included a $1.1 million pre-tax gain on the sale of property not used on operations.

Income Tax Expense

Income tax expense decreased from $4.1 million for the six months ended June 30, 2003 to $2.9 million for the six months ended June 30, 2004, a decrease of $1.1 million and resulted from the aforementioned changes in revenue and expenses.

Net Income

Net income decreased from $6.9 million for the six months ended June 30, 2003 to $4.9 million for the six months ended June 30, 2004, a decrease of $2.0 million and resulted from the aforementioned changes in revenue and expenses.

Liquidity and Capital Resources

General

For the six months ended June 30, 2004, cash provided by operating activities was $17.7 million. These funds, augmented by the Company’s Revolving Credit Facility, described below, were sufficient to meet debt service obligations and loan agreement restrictions, to make capital acquisitions and improvements and to allow the Company to pay a dividend in the current quarter. Management believes funds provided by operating activities, augmented by the Company’s Revolving Credit Facility and investing activities, will be sufficient to finance operations, anticipated capital expenditures, lease payments and required debt repayments for the foreseeable future. While dividends have been made quarterly in each of the last two years, there can be no assurances that the dividend will continue. The ratio of total debt to capitalization is .42:1 at June 30, 2004.

On February 9, 1999, the Board of Directors authorized a share buyback program for the repurchase of up to one million shares of the Company’s common stock, which represented approximately 8 percent of the 12.1 million shares outstanding at that time. In February 2000 and again in February 2001, the Board of Directors authorized the repurchase of an additional one million shares in the program. The total authorized shares under the buyback program are three million. As of June 30, 2004, 2,485,442 shares had been purchased under the plan and financed by internally generated funds. The Company intends to hold the majority of the shares as treasury stock, although some shares will be used for employee compensation plans and others may be used for acquisition currency and/or other corporate purposes.

In December 1999, the Company sold vessels to Vane Line Bunkering, Inc. for total consideration of $14 million, which consisted of $10 million in cash and a $4 million promissory note maturing in December 2009. On April 2, 2004, Vane repaid the remaining $2.7 million outstanding under the note.

Debt Obligations and Borrowing Facility

At June 30, 2004, the Company had $64.8 million in total outstanding debt, secured by mortgages on some of the fixed assets of the Company. The current portion of this debt at June 30, 2004 was $3.6 million.

In November 2001, the Company entered into an $40 million credit and security agreement (“Revolving Credit Facility”) with Citizens Bank (formerly Mellon Bank, N.A.) and a syndicate of other financial institutions (“Lenders”). Pursuant to the terms of the credit and security agreement, the Company could borrow up to $40 million under the Revolving Credit Facility. Interest is variable based on either the LIBOR rate plus an applicable margin (as defined in the Revolving Credit Facility) or the prime rate. The Revolving Credit Facility expires in January 2007. The Company has granted first preferred ship mortgages and a first security interest in some of the Company’s vessels and other collateral in connection with the Revolving Credit Facility. At June 30, 2004, there

Back to Index

were no amounts outstanding under the Revolving Credit Facility. The Revolving Credit Facility requires the Company to maintain its properties in a specific manner, maintain specified insurance on its properties and business, and abide by other covenants, which are customary with respect to such borrowings. The Revolving Credit Facility also requires the Company to meet certain financial covenants. If the Company fails to comply with any of the covenants contained in the Revolving Credit Facility, the Lenders may foreclose on the collateral or call the entire balance outstanding immediately due and payable. The Company was in compliance with all covenants at June 30, 2004.

In September 2003, the Company entered into additional financing agreements. The additional agreements consist of a $7.3 million loan with Lombard US Equipment Financing Corp. with a 5-year amortization and a $29.5 million loan with Fifth Third Bank with a 9.5-year amortization and a 50 percent balloon payment at the end of the term. The new debt accrues interest at an average fixed rate of 5.53 percent. Principal payments on the $7.3 million loan are required on a quarterly basis and began in January 2004. Principal payments on the $29.5 million loan are required on a monthly basis and began in November 2003. The Company has granted first preferred ship mortgages and a first security interest in some of the Company’s vessels and other collateral in connection with the loan agreements. The loan agreements require the Company to maintain its properties in a specific manner, maintain specified insurance on its properties and business, and abide by other covenants, which are customary with respect to such borrowings. The loan agreements also require the Company to meet certain financial covenants that began in the quarter ended December 31, 2003. If the Company fails to comply with any of the covenants contained in the loan agreements, the Lenders may foreclose on the collateral or call the entire balance outstanding on the loan agreements immediately due and payable. The Company was in compliance with all such covenants at June 30, 2004.

In June 2004, the Company entered into a new $29.5 million credit facility (“Credit Facility”) with Fifth Third Bank. The debt has a 9.5-year amortization and a 55 percent balloon payment at the end of the term and accrues interest at a fixed rate of 6.28 percent. A portion of the proceeds of the Credit Facility were used to pay down existing borrowings under the Revolving Credit Facility. The Company continues to maintain $40 million of available borrowing capacity under its Revolving Credit Facility. Principal payments on the Credit Facility are required on a monthly basis beginning in August 2004. The Company has granted first preferred ship mortgages and a first security interest in the M 214 and Honour to secure the new debt. The Credit Facility requires the Company to maintain the collateral in a specific manner, maintain specified insurance on its properties and business, and abide by other covenants, which are customary with respect to such borrowings. The Credit Facility also requires the Company to meet certain financial covenants that begin in the quarter ended September 30, 2004. If the Company fails to comply with any of the covenants contained in the additional debt agreements, the Lenders may foreclose on the collateral or call the entire balance outstanding on the Credit Facility immediately due and payable. The Company was in compliance with all applicable covenants at June 30, 2004.

As of June 30, 2004, the Company has the following amounts outstanding under its debt agreements:

•	$ 6.6 million under the 5-year term loan.

•	$28.7 million under the 9.5-year term loan with the 50 percent balloon payment at the end of the term.

•	$29.5 million under the 9.5-year term loan with the 55 percent balloon payment at the end of the term.

Back to Index

Contractual Obligations

Total future commitments and contingencies related to the Company’s outstanding debt obligations, noncancellable operating leases and purchase obligations, as of June 30, 2004, were as follows:

	($000s)
		Less than	One to	Three to	More than
	Total	one year	three years	five years	five years

Debt Obligations	$64,844	$3,567	$7,948	$8,057	$45,272
Operating Leases	2,543	515	814	873	341
Purchase Obligations*	18,150	18,150	—	—	—

Total	$85,537	$22,232	$8,762	$8,930	$45,613

*	Purchase obligations represent amounts due under existing vessel rebuild contracts.

In November 2002, the Company awarded a contract to rebuild the fifth large single-hull barge, the OCEAN STATES, to a double-hull configuration. The rebuild is expected to have a total cost of approximately $26 million, of which $18 million is a fixed contract with the shipyard and the remainder is changes in the scope of work and material furnished by the Company. In addition to the double-hull rebuild, the OCEAN STATES now has a 30,000 barrel mid-body insertion. As of June 30, 2004, $23.7 million had been paid to the shipyard contractor for the project. The Company has financed this project from a combination of internally generated funds and borrowings under the Company’s Revolving Credit Facility. The rebuilding of the OCEAN STATES was completed early in the third quarter of 2004. The barge re-entered the fleet renamed the M214.

In August 2003, the Company awarded a contract to rebuild its sixth large single-hull barge, the OCEAN 193, to a double-hull configuration. The rebuild is expected to have a total cost of approximately $24 million, of which $22 million is a fixed contract with the shipyard and the remainder is material to be furnished by the Company. As of June 30, 2004, $9.5 million had been paid to the shipyard contractor for the project. The Company has financed and expects to continue the financing of, this project from a combination of internally generated funds and borrowings under the Company’s Revolving Credit Facility. The rebuild of the OCEAN 193 is expected to be completed in the second quarter of 2005.

In October 2003, the Company awarded a contract to rebuild the tugboat Honour which currently works with the barge OCEAN STATES. The rebuild is expected to have a total cost of approximately $7.0 million, of which $3.7 million is a fixed contract with the shipyard and the remainder is material furnished by the Company. As of June 30, 2004, $4.1 million had been paid to the shipyard contractor for the project. The Company has financed this project from a combination of internally generated funds and borrowings under the Company’s Revolving Credit Facility. The rebuild of the Honour was completed early in the third quarter of 2004.

Critical Accounting Policies

Maintenance and Repairs

Provision is made for the cost of upcoming major periodic overhauls of vessels and equipment in advance of performing the related maintenance and repairs. Based on the Company’s methodology, approximately one-third of this estimated cost is included in accrued shipyard costs as a current liability with the remainder classified as long-term. Although the timing of the actual disbursements have fluctuated over the years, particularly as a result of changes in the size of the fleet and timing of the large maintenance projects, the classification has been in line with the actual disbursements over time.

Retirement Plans

Most of the shoreside employees participate in a qualified defined benefit retirement plan of Maritrans Inc. Substantially all of the seagoing supervisors who were supervisors in 1984, or who were hired as or promoted into

Back to Index

supervisory roles between 1984 and 1998 have pension benefits under the Company’s retirement plan for that period of time. Beginning in 1999, the seagoing supervisors retirement benefits are provided through contributions to an industry-wide, multi-employer seaman’s pension plan. Upon retirement, those seagoing supervisors will be provided with retirement benefits from the Company’s plan for service periods between 1984 and 1998, and from the multi-employer seaman’s plan for other covered periods.

Net periodic pension cost was determined under the projected unit credit actuarial method. Pension benefits are primarily based on years of service and begin to vest after two years. Employees who are members of unions participating in Maritrans’ collective bargaining agreements are not eligible to participate in the qualified defined benefit retirement plan of Maritrans Inc.

The Maritrans Inc. Retirement Plan had utilized a Tactical Asset Allocation investment strategy. This strategy shifted assets between fixed income and equity investments according to where the market was perceived to be heading. The range was between 75% and 25% in either form of investment. The results are measured against a constant benchmark consisting of 65% equity and 35% fixed income. Effective February 2004, the Company changed to a Strategic Asset Allocation investment strategy that maintains a targeted allocation to the benchmark of 65% equity and 35% fixed income.

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

If the existing SOP is issued, it would require the Company to modify its accounting policy for maintenance and repairs. Such costs would no longer be accrued in advance of performing the related maintenance and repairs; rather, the SOP requires these costs to be expensed as incurred, unless they meet the capitalization provisions of the SOP, in which case the costs will be depreciated over their estimated useful lives. The Company has not yet quantified the impact of adopting the SOP on its financial statements; however, the Company’s preliminary assessment is that the adoption of this pronouncement would decrease the shipyard accrual and increase stockholders’ equity of the Company.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risk to which the Company is exposed is a change in interest rates on its Revolving Credit Facility. The Company manages its exposure to changes in interest rate fluctuations by optimizing the use of fixed and variable rate debt. The table below presents principal cash flows by year of maturity. The Company had only fixed rate debt at June 30, 2004. Variable interest rates would fluctuate with the LIBOR and federal fund rates. The weighted average interest rate on the Company’s outstanding debt at June 30, 2004 was 5.88%.

Liabilities	Expected Years of Maturity

($000s)	2004*	2005	2006	2007	2008	Thereafter

Fixed Rate	$1,715	$3,756	$3,973	$4,202	$4,445	$46,753
Average Interest Rate	5.88%	5.89%	5.92%	5.94%	5.97%	5.97%
Variable Rate	$—	$—	$—	$—	$—	$—
Average Interest Rate	—%	—%	—%	—%	—%	—%

*	For the period July 1, 2004 through December 31, 2004

Back to Index

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

Part II: OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is engaged in litigation instituted by a competitor to challenge its double-hull patent. Penn Maritime, Inc. v. Maritrans Inc., was filed in the U.S. District Court for the Eastern District of New York on September 6, 2001. The Plaintiff was seeking damages and an injunction restraining the Company from enforcing its patent, which if awarded, would have a material adverse effect on the Company. The Company challenged the jurisdiction of the Court of New York, and on March 31, 2003 the court dismissed the action. On April 3, 2003, the Company sued Penn Maritime, Inc. in the U.S. District Court for the Middle District of Florida (Maritrans Inc. v. Penn Maritime, Inc.) for patent infringement, misappropriation of the Company’s trade secrets, and other causes of action. Penn Maritime, Inc. has filed an answer and counterclaim which essentially reiterates the claims made in its original suit. Since the initiation of action, the parties have amended and defined their claims. In addition to patent infringement, the Company now claims in excess of $8 million in affirmative damages plus punitive damages under the Florida Trade Secrets Act. Penn Maritime, Inc. claimed in excess of $7 million plus punitive damages under the Sherman, Clayton and Lanham Acts, based on the claim that the Company obtained its patent through fraud. Penn Maritime has since dropped the Sherman Act claims. To obtain any affirmative recovery from the Company, Penn Maritime, Inc. must establish that the Company committed actual fraud in its submission to the U.S. Patent Office. The Company believes Penn Maritime, Inc.’s claim to be without merit.

Back to Index

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

The following table summarizes the Company’s purchases of its common stock for the three months ended June 30, 2004:

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of	(d) Maximum Number (or
			Shares (or Units)	Approximate Dollar Value) of
	(a) Total Number	(b) Average Price	Purchased as Part of	Shares (or Units) that May Yet
	of Shares	Paid per share (or	Publicly Announced	Be Purchased Under the Plans
Period	Purchased (1)	Units)	Plans or Programs	or Programs (2)

April 1-30, 2004	287,166	15.52	—	514,558
May 1-31, 2004	10,054	13.83		514,558
June 1-30, 2004	—	—	—	514,558
Total	297,221	15.46	—	514,558

(1)
These amounts consist of shares the Company purchased from its officers, non-employee directors and other employees who elected to pay the exercise price or withholding taxes upon the exercise of stock options by delivering (and, thus, selling) shares of Maritrans common stock in accordance with the terms of the Maritrans equity compensation plans that were previously announced in its proxy statements. The Company purchased these shares at their fair market value, as determined by reference to the closing price of its common stock on the day of exercise.

(2)
On February 9, 1999, the Company announced that its Board of Directors had authorized a common share repurchase program for up to one million shares of its common stock. On February 8, 2000 and February 13, 2001 each, the Company announced that its Board of Directors had authorized an additional one million shares in the program, for an aggregate of three million shares authorized. No repurchases were made under this program during the first six months of 2004. At June 30, 2004, 514,558 shares remained under these authorizations. The program has no fixed expiration date.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company (the “Meeting”) was held on April 29, 2004. At the Meeting, the following nominees were re-elected as directors of the Company to serve until the Annual Meeting of Stockholders in 2007 and until their successors shall have been elected and qualified and received the votes set forth after their names below:

Name of Nominee	For	Withheld

Mr. Robert J. Lichtenstein	6,645,681	738,929
Mr. Frederick C. Haab	7,265,065	119,545

The terms of office of the following directors continued after the meeting in accordance with the Company’s Certificate of Incorporation: Mr. Stephen A. Van Dyck, Dr. Robert E. Boni, Dr. Craig E. Dorman, Mr. William A. Smith and Mr. Brent A. Stienecker.

Back to Index

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1 —	Loan and Security Agreement dated June 22, 2004 between Maritrans Inc., Maritrans 196 Co. and Fifth Third Bank.
10.2 —	Loan and Security Agreement dated June 22, 2004 between Maritrans Inc., Maritrans Honour Co. and Fifth Third Bank.
31.1 —	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2 —	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1 —	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
32.2 —	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K

On April 30, 2004 Maritrans Inc. filed a Current Report on Form 8-K for the purpose of furnishing the press release announcing its earnings for the first quarter of 2004.

On May 5, 2004 Maritrans Inc. filed a Current Report on Form 8-K for the purpose of furnishing the press release announcing the resignation of Philip J. Doherty and the appointment of Jonathan Whitworth as Chief Executive Officer of the Company.

Back to Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARITRANS INC.
(Registrant)

By:	/s/	Walter T. Bromfield	Dated: August 9, 2004
Walter T. Bromfield Chief Financial Officer (Principal Financial Officer)

By:	/s/	Judith M. Cortina	Dated: August 9, 2004
Judith M. Cortina Controller (Principal Accounting Officer)