Form 10-Q
period 2004-09-30
MARITRANS INC /DE/
filed 2004-11-04
CIK 810113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

(Mark One)

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2004

or

___	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from       to

Commission File Number 1-9063

MARITRANS INC.

(Exact name of registrant as specified in its charter)

DELAWARE	51-0343903

(State or other jurisdiction of incorporation or organization)	(Identification No. I.R.S. Employer)

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

Yes   X       No

Common Stock $.01 par value, 8,470,808 shares outstanding as of November 3, 2004

Back to Contents

MARITRANS INC.
INDEX

Back to Contents

PART I: FINANCIAL INFORMATION

MARITRANS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($000)

	September 30, 2004	December 31, 2003

	(Unaudited)	(Note 1)
ASSETS

Current Assets:
Cash and cash equivalents	$11,133	$3,614
Trade accounts receivable	10,881	6,139
Other accounts receivable	2,495	3,140
Inventories	3,852	2,854
Deferred income tax benefit	8,994	9,074
Prepaid expenses	3,671	3,210

Total current assets	41,026	28,031

Vessels and equipment	388,890	364,134
Less accumulated depreciation	199,727	183,406

Net vessels and equipment	189,163	180,728

Note receivable	—	7,815
Goodwill	2,863	2,863
Other	513	1,092

Total Assets	$233,565	$220,529

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Debt due within one year	$3,703	$2,533
Trade accounts payable	3,188	5,649
Accrued shipyard costs	6,320	4,315
Accrued wages and benefits	4,444	3,191
Other accrued liabilities	6,094	5,257

Total current liabilities	23,749	20,945

Long-term debt	60,332	57,560
Accrued shipyard costs	9,480	6,473
Other liabilities	3,226	3,229
Deferred income taxes	45,510	47,148

Stockholders’ equity:
Common stock	140	136
Capital in excess of par value	87,780	82,527
Retained earnings	56,839	51,205
Unearned compensation	(1,575)	(614)
Less: Cost of shares held in treasury	(51,916)	(48,080)

Total stockholders’ equity	91,268	85,174

Total liabilities and stockholders’ equity	$233,565	$220,529

See notes to financial statements.

Back to Contents

MARITRANS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
($000, except per share amounts)

	Three Months Ended September 30,
	2004	2003

Revenues	$38,285	$33,684

Costs and expenses:
Operations expense	20,935	18,250
Maintenance expense	5,185	6,094
General and administrative	2,907	2,079
Depreciation and amortization	5,852	5,216

Total operating expense	34,879	31,639

Operating income	3,406	2,045

Interest expense	(791)	(809)
Other income	84	197

Income before income tax benefit	2,699	1,433

Income tax benefit	(793)	(7,170)

Net income	$3,492	$8,603

Basic earnings per share	$0.42	$1.08
Diluted earnings per share	$0.41	$1.02
Dividends declared per share	$0.11	$0.11

See notes to financial statements.

Back to Contents

MARITRANS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
($000, except per share amounts)

	Nine Months Ended September 30,
	2004	2003

Revenues	$109,693	$105,825

Costs and expenses:
Operations expense	57,689	55,207
Maintenance expense	15,670	16,105
General and administrative	8,444	6,364
Depreciation and amortization	16,321	15,495

Total operating expense	98,124	93,171

Gain on sale of assets	—	1,099

Operating income	11,569	13,753

Interest expense	(1,544)	(1,906)
Other income	512	591

Income before income tax provision (benefit)	10,537	12,438

Income tax provision (benefit)	2,146	(3,098)

Net income	$8,391	$15,536

Basic earnings per share	$1.03	$1.95
Diluted earnings per share	$1.00	$1.84
Dividends declared per share	$0.33	$0.33

See notes to financial statements.

Back to Contents

MARITRANS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
($000)

	Nine Months Ended September 30,
	2004	2003

Cash flows from operating activities:
Net income	$8,391	$15,536
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,321	15,495
Deferred tax benefit	(1,558)	(8,677)
Changes in receivable, inventories and prepaid expenses	(5,556)	1,147
Changes in current liabilities, other than debt	1,634	6,587
Non-current changes, net	4,396	500
Gain on sale of assets	—	(1,099)

Total adjustments to net income	15,237	13,953

Net cash provided by operating activities	23,628	29,489

Cash flows from investing activities:
Collections on notes receivable	7,374	336
Proceeds from sale of assets	—	1,849
Purchase of vessels and equipment	(24,756)	(14,880)

Net cash used in investing activities	(17,382)	(12,695)

Cash flows from financing activities:
Borrowings under long-term debt	29,500	36,790
Payment of long-term debt	(2,058)	(41,250)
Net repayments under credit facilities	(23,500)	(7,500)
Purchase of treasury stock	—	(150)
Proceeds from exercise of stock options	86	158
Dividends declared and paid	(2,755)	(2,694)

Net cash provided by (used in) financing activities	1,273	(14,646)

Net increase in cash and cash equivalents	7,519	2,148
Cash and cash equivalents at beginning of period	3,614	239

Cash and cash equivalents at end of period	$11,133	$2,387

See notes to financial statements.

Back to Contents

MARITRANS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

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

2.	Earnings per Common Share

The following data show the amounts used in computing basic and diluted earnings per share (“EPS”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

	(000’s)		(000’s)
Income available to common stockholders used in basic EPS	$3,492	$8,603	$8,391	$15,536

Weighted average number of common shares used in basic EPS	8,280	7,999	8,171	7,951
Effect of dilutive stock options and restricted shares	168	409	254	476

Weighted number of common shares and dilutive potential common stock used in diluted EPS	8,448	8,408	8,425	8,427

3.	Stock-Based Compensation

Maritrans Inc. has a stock incentive plan (the “Plan”), whereby non-employee directors, officers and other key employees may be granted stock, stock options and, in certain cases, receive cash under the Plan. In May 1999, the Company adopted an additional plan, the Maritrans Inc. 1999 Directors’ and Key Employees Equity Compensation Plan, which provides non-employee directors, officers and other key employees with certain rights to acquire common stock and stock options. Any outstanding options granted under either Plan are exercisable at a price not less than market value of the shares on the date of grant. During the third quarter of 2004, 20,644 shares were issued as a result of the exercise of options. The exercise price of these options ranged from $5.75 to $11.45.

Back to Contents

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). SFAS 148 amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide three alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 also amends the disclosure provisions of SFAS 123 and Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting”. SFAS 148 was effective for fiscal years ending after December 15, 2002, with certain disclosure requirements effective for interim periods beginning after December 15, 2002. The Company adopted the transition provision of SFAS 148 using the prospective method beginning January 1, 2003. The prospective method requires the Company to apply the fair value based method to all stock awards granted, modified or settled in its consolidated statements of income beginning on the date of adoption.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The Company’s pro forma information was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

	($000, except per share data)
Net income as reported	$3,492	$8,603	$8,391	$15,536
Add: Stock based compensation included in net income, net of tax	12	11	39	32
Deduct: Total stock based compensation determined under the fair value based method, net of tax	16	35	54	100

Pro forma net income	$3,488	$8,579	$8,376	$15,468

Basic earnings per share as reported	$0.42	$1.08	$1.03	$1.95
Pro forma basic earnings per share	$0.42	$1.07	$1.03	$1.95
Diluted earnings per share as reported	$0.41	$1.02	$1.00	$1.84
Pro forma diluted earnings per share	$0.41	$1.02	$0.99	$1.84

4.	Income Taxes

The Company’s effective tax rate differs from the federal statutory rate due primarily to state income taxes and certain nondeductible items.

The Company records reserves for income taxes based on the estimated amounts that it would likely have to pay based on its taxable net income. The Company periodically reviews its position based on the best available information and adjusts its income tax reserve accordingly. In the quarter ended September 30, 2004, the Company reduced its income tax reserve by $1.7 million. Most of the decrease resulted from the restructuring of Maritrans Partners L.P. to Maritrans Inc. in 1993. Due to the non-cash nature of the reduction, there was no corresponding effect on cash flow or income from operations.

5.	Share Buyback Program

On February 9, 1999, the Board of Directors authorized a share buyback program (the “Program”) for the repurchase of up to one million shares of the Company’s common stock. In February 2000 and again in February 2001, the Board of Directors authorized the repurchase of an additional one million shares in the Program. The total authorized shares under the Program is three million. As of September 30, 2004, 2,485,442 shares had been repurchased.

Back to Contents

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

7.      Retirement Plans

Net periodic pension cost included the following components:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

	($000s)		($000s)
Service cost of current period	$157	$129	$471	$389
Interest cost on projected benefit obligation	463	458	1,389	1,376
Expected return on plan assets	(478)	(416)	(1,430)	(1,248)
Amortization of prior service cost	34	35	104	103

Net periodic pension cost	$176	$206	$534	$620

8.	Note Receivable

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

Overview

Maritrans serves the petroleum and petroleum product distribution industry by using tank barges, tugboats and oil tankers to provide marine transportation services primarily along the Gulf and Atlantic coasts of the United States. The Company owns and operates one of the largest fleets serving the U.S. coastwise trade, consisting of four oil tankers and eleven oceangoing married tug/barge units with an aggregate fleet capacity of approximately 3.6 million barrels. 64 percent of the Company’s fleet capacity is double-hulled. The Company holds patents for its double-hulling technology and has been rebuilding its single-hull vessels to double-hulls since 1998, in preparation for upcoming government mandated retirements of single-hull vessels. Maritrans provides marine transportation services primarily to integrated oil companies, independent oil companies, petroleum trading companies, petroleum marketers and petroleum distributors in the southern and eastern United States. The Company monitors the supply and distribution patterns of its actual and prospective customers and focuses its efforts on providing services that are responsive to the current and future needs of these customers. Business is done on both a term contract basis and a spot market basis. The Company strives to maintain an appropriate mix of contracted business, based on current market conditions.

Back to Contents

Demand for the Company’s services is driven primarily by the demand for crude oil in the Northeastern U.S. and refined petroleum products in Florida and the Northeastern U.S. This demand is positively impacted by increased domestic consumption of petroleum products, higher U.S. refining levels, low product inventory levels and cold weather in the Northeast. In addition, reduced competition from foreign imports of refined petroleum products in our primary markets, as well as increased demand for refined petroleum product movements from the U.S. Gulf refining system to the U.S. West Coast could also have a positive impact on demand for the Company’s services.

Utilization of the Company’s fleet is dependent on factors such as the customers service needs and out of service time for maintenance and weather.

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

Back to Contents

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

Three Month Comparison

Revenues

TCE revenue for the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003 was as follows:

	September 30, 2004	September 30, 2003

Voyage revenue	$38,285	$33,684
Voyage costs	8,167	5,658

Time Charter Equivalent	$30,118	$28,026

Vessel utilization	81.2%	82.2%
Available days	1,261	1,217
Revenue days	1,120	1,135

TCE revenue increased from $28.0 million for the quarter ended September 30, 2003 to $30.1 million for the quarter ended September 30, 2004, an increase of $2.1 million or 7 percent. TCE revenue increased over the same quarter of last year due to an increase in rates and was partially offset by lower vessel utilization and fewer barrels carried.

Vessel utilization decreased 1.0% compared to the third quarter of 2003. The decrease in utilization had a negative impact on voyage revenue and resulted primarily from significant weather related delays. During the third quarter of 2004, the Company experienced three significant storms that affected the vessels working in the Gulf of Mexico at that time and resulted in a loss of approximately 60 operating days across the fleet. This decrease was partially offset by fewer days out of service time for maintenance during the third quarter of 2004 compared to the same quarter in 2003.

Back to Contents

The OCEAN STATES was taken out of service early in September 2003 and returned to service early in the third quarter of 2004 as the M 214. The OCEAN 193 was taken out of service in the third quarter of 2004 for her double-hull rebuild and is expected to return to service in the second quarter of 2005 as the M209. Barrels of cargo transported decreased from 44.4 million in the quarter ended September 30, 2003 to 43.4 million in the quarter ended September 30, 2004 as a result of both longer voyages, particularly to the West Coast, and to days lost due to the severe hurricane season.

The majority of the Company’s fleet was deployed in contract business in the third quarter of 2004. During the quarter, the Company maintained approximately 76% of its business on long-term contracts, which accounted for approximately $29.1 million in revenue. Contract rates remained strong and were higher than in the third quarter of 2003. The Company expects contract rates in the remainder of 2004 to remain consistent with the first nine months of 2004. Demand for the Company’s services in its contract business during the current quarter increased compared to the same period of 2003.

The Company had increased exposure to the spot market in the third quarter of 2004 compared to the same period in 2003. Spot market rates were also significantly higher than in the same period of 2003 due to a number of factors which increased the demand for Jones Act shipping. During the quarter an increased number of U.S. Jones Act vessels transported cargoes from the Gulf of Mexico to the West Coast due to an increased demand for gasoline blend components resulting from the MTBE ban in California and Washington. The West Coast demand lessened as the quarter progressed due to a heavy West Coast refinery maintenance program scheduled for September. Low clean product inventories, triggered by strong demand and hurricane related supply disruptions, supported the high spot rates in the third quarter of 2004. Reduced clean product imports into the primary areas the Company serves also had a positive impact on spot rates. This import reduction was caused by the continuing increase in world demand for transportation fuels, particularly in Asia.

The Company expects exposure to the spot market to remain higher in the remainder of 2004 than in 2003 due to fewer vessels on contract than in the same period of 2003. The Company’s spot exposure in 2005 is expected to be consistent with the latter part of 2004 as the Company is increasing its exposure to the Jones Act spot market in order to take advantage of current market conditions. The Company believes spot rates will remain steady or increase during the remainder of 2004 and will have a positive impact on contract rates going forward. Although the Company will have increased exposure to the spot market, a majority of the Company’s business will remain on contract through the remainder of 2004 and in 2005. The Company expects both contract and spot rates to continue to improve in 2005.

Operations expense

Voyage costs increased from $5.7 million for the quarter ended September 30, 2003 to $8.2 million for the quarter ended September 30, 2004, an increase of $2.5 million or 43 percent. Fuel costs increased $1.9 million or 59 percent compared to the same quarter in 2003. This primarily resulted from the 34 percent increase in the average price of fuel compared to the same quarter in 2003 as well as higher fuel consumption in the third quarter of 2004. Port charges increased $0.6 million, though a large portion of those amounts were billed back to customers under contract terms.

Operations expenses, excluding voyage costs discussed above, increased from $12.6 million for the quarter ended September 30, 2003 to $12.8 million for the quarter ended September 30, 2004, an increase of $0.2 million or 1 percent. Shoreside support expenses increased $0.2 million primarily due to additional shoreside support personnel and employment related expenses.

Maintenance expense

Maintenance expenses decreased $0.9 million or 15 percent from $6.1 million for the quarter ended September 30, 2003 to $5.2 million for the quarter ended September 30, 2004. Routine maintenance incurred during voyages and in port decreased $0.2 million from the quarter ended September 30, 2003 to the quarter ended September 30, 2004. Expenses accrued for maintenance in shipyards decreased $0.8 million from the quarter ended September 30, 2003 to the quarter ended September 30, 2004. The Company continuously reviews upcoming shipyard maintenance costs and adjusts the shipyard accrual rate to reflect the expected costs.

Back to Contents

General and Administrative expense

General and administrative expenses increased $0.8 million, or 40 percent, from $2.1 million for the quarter ended September 30, 2003 to $2.9 million for the quarter ended September 30, 2004. The increase resulted primarily from higher expenses incurred as a result of additional litigation, professional fees, additional shoreside personnel and employment related expenses.

Operating Income

As a result of the aforementioned changes in revenue and expenses, operating income increased from $2.0 million for the quarter ended September 30, 2003 to $3.4 million for the quarter ended September 30, 2004, an increase of $1.4 million, or 66 percent.

Income Tax Benefit

Income tax benefit decreased from a $7.2 million income tax benefit for the quarter ended September 30, 2003 to an $0.8 million income tax benefit for the quarter ended September 30, 2004, a decrease of $6.4 million. The Company records reserves for income taxes based on the estimated amounts that it would likely have to pay based on its taxable net income. The Company periodically reviews its position based on the best available information and adjusts its income tax reserve accordingly. In the third quarter of 2004 and 2003, the Company reduced its income tax reserve by $1.7 million and $7.7 million, respectively. Most of the decrease resulted from the restructuring of Maritrans Partners L.P. to Maritrans Inc. in 1993. Due to the non-cash nature of the reduction, there was no corresponding effect on cash flow or income from operations.

Net Income

Net income decreased from $8.6 million for the quarter ended September 30, 2003 to $3.5 million for the quarter ended September 30, 2004, a decrease of $5.1 million and resulted from the aforementioned changes in revenue and expenses. Net income for the third quarters of 2004 and 2003 included the effect of the decreases in the Company’s tax reserves discussed above.

Nine Month Comparison

Revenues

TCE revenue for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 was as follows:

	September 30, 2004	September 30, 2003

Voyage revenue	$109,693	$105,825
Voyage costs	20,576	18,519

Time Charter Equivalent	$89,117	$87,306

Vessel utilization	81.2%	86.2%
Available days	3,679	3,774
Revenue days	3,338	3,528

TCE revenue increased from $87.3 million for the nine months ended September 30, 2003 to $89.1 million for the nine months ended September 30, 2004, an increase of $1.8 million or 2 percent. TCE revenue increased over the same period of last year due to an increase in rates and was partially offset by lower vessel utilization and fewer barrels carried.

Back to Contents

Vessel utilization decreased 5% from the same period in 2003. The decrease in utilization had a negative impact on voyage revenue and resulted primarily from higher vessel out of service time for double-hull rebuilding and vessel repairs in the nine months ended September 30, 2004 compared to the same period in 2003. The decrease in utilization was also impacted by weather related delays during the third quarter of 2004. During that period, the Company experienced three significant storms that affected vessels working in the Gulf of Mexico at that time and resulted in a loss of approximately 60 operating days across the fleet.

The OCEAN STATES was taken out of service early in September 2003 for her double-hull rebuild and returned to service early in the third quarter of 2004 as the M214. The OCEAN 193 was taken out of service later in the third quarter of 2004 for her double-hull rebuild and is expected to return to service in the second quarter of 2005 as the M209. In addition, late in the fourth quarter of 2003, several design issues were identified on three of the double-hull rebuilt 250,000 barrel class barges that led the Company to remove these vessels from service and further inspect and re-analyze the original rebuild designs.  Working with industry experts and the American Bureau of Shipping, the Company identified structural enhancements that would improve the long-term strength of these three barges.  The Company made these repairs and enhancements in the first quarter of 2004 and the vessels returned to service during the same quarter.  Barrels of cargo transported decreased from 136.7 million in the nine months ended September 30, 2003 to 130.7 million in the nine months ended September 30, 2004 as a result of cyclical dredging at customer refining facilities, longer voyages, particularly to the West Coast, out of service time incurred for the structural enhancements on the three barges and to days lost to the severe hurricane season.

The majority of the Company’s fleet was deployed in contract business in the first nine months of 2004. Contract rates remained strong and were higher than in 2003. The Company expects contract rates in the remainder of 2004 to remain consistent with the first nine months of 2004. Demand for the Company’s services in its contract business during the current year increased compared to the same period of 2003. In addition, the Company experienced increased rates in some of its renewed contracts.

The Company has been increasing its exposure to the spot market in the first nine months of 2004 and had higher exposure than in the same period in 2003. Spot market rates were also higher than in the same period of 2003 driven primarily by the impact of world and oil industry events. During the first nine months of 2004 there was an increased number of U.S. Jones Act vessels transporting cargos from the Gulf of Mexico to the West Coast. This was due to an increased demand for gasoline blend components resulting from the MTBE ban in California and Washington. Refinery problems on the West Coast in the first quarter of 2004 also increased the amount of product being transported to that area. Low product inventories in the areas the Company serves have helped to increase spot rates in 2004. For the nine months ended September 30, 2004, the level of clean product imports into the primary areas the Company serves were lower than the same period of 2003. This decrease in imports resulted from higher demand for transportation fuels in Europe and Asia and higher international transportation rates. Both were caused by the strong world economy and had a positive impact on spot rates.

The Company expects exposure to the spot market to remain higher in the remainder of 2004 than in 2003 due to fewer vessels on contract than in the same period of 2003. The Company’s spot exposure in 2005 is expected to be consistent with the latter part of 2004 as the Company is increasing its exposure to the Jones Act spot market in order to take advantage of the current market conditions. The Company believes spot rates will remain steady or increase during the remainder of 2004 and will have a positive impact on contract rates going forward. Although the Company will have increased exposure to the spot market, a majority of the Company’s business will remain on contract through the remainder of 2004 and in 2005. The Company expects both contract and spot rates to continue to improve in 2005.

Operations expense

Voyage costs increased from $18.5 million for the nine months ended September 30, 2003 to $20.6 million for the nine months ended September 30, 2004, an increase of $2.1 million or 11 percent. Fuel costs increased $0.8 million or 7 percent compared to the same period in 2003. The average price of fuel increased 12 percent compared to 2003. This increase was partially offset by a decrease in fuel consumption as a result of increased out of service time experienced in the first nine months of 2004 and the fact that more vessels were on time charter contracts during the 2004 period pursuant to which the customer pays directly for the fuel costs. Port charges increased $1.3 million, though much of those amounts were billed back to customers under contracts.

Back to Contents

Operations expenses, excluding voyage costs discussed above, increased from $36.7 million for the nine months ended September 30, 2003 to $37.1 million for the nine months ended September 30, 2004, an increase of $0.4 million or 1 percent. Crew expenses increased $0.7 million due to seagoing salary and benefit increases as well as a higher level of training compared to the same period in 2003. Shoreside support expenses increased $0.5 million, primarily as a result of an increase in personnel, employment related expenses and higher shoreside related insurance premiums offset by lower training fees compared to the same period in 2003. The cost of supplies for the vessels also increased $0.4 million compared to the same period in 2003. During the second quarter, the Company reversed approximately $0.8 million of previously recorded insurance claims and deductibles that no longer required a related liability. This reversal offset the increases in expenses discussed above.

Maintenance expense

Maintenance expenses decreased $0.4 million or 3 percent from $16.1 million for the nine months ended September 30, 2003 to $15.7 million for the nine months ended September 30, 2004. Routine maintenance incurred during voyages and in port for the nine months ended September 30, 2003 was consistent with the nine months ended September 30, 2004. Expenses accrued for maintenance in shipyards decreased $0.4 million from the nine months ended September 30, 2003 to the nine months ended September 30, 2004. The Company continuously reviews upcoming shipyard maintenance costs and adjusts the shipyard accrual rate to reflect the expected costs. Increases in regulatory and customer vetting requirements, which increases the scope of maintenance performed in the shipyard, result in higher shipyard costs.

General and Administrative expense

General and administrative expenses increased $2.1 million, or 33 percent, from $6.4 million for the nine months ended September 30, 2003 to $8.4 million for the nine months ended September 30, 2004. Most of the increase resulted from higher expenses incurred as a result of additional litigation and professional fees, additional shoreside personnel and employment related expenses.

Operating Income

As a result of the aforementioned changes in revenue and expenses, operating income decreased from $13.8 million for the nine months ended September 30, 2003 to $11.6 million for the nine months ended September 30, 2004, a decrease of $2.2 million, or 16 percent. Operating income for the nine months ended September 30, 2003 included a $1.1 million pre-tax gain on the sale of property not used in operations.

Income Tax Expense (Benefit)

Income tax expense increased from a $3.1 million income tax benefit for the quarter ended September 30, 2003 to a $2.1 million income tax expense for the quarter ended September 30, 2004, an increase of $5.2 million. The Company records reserves for income taxes based on the estimated amounts that it would likely have to pay based on its taxable net income. The Company periodically reviews its position based on the best available information and adjusts its income tax reserve accordingly. In the third quarters of 2004 and 2003, the Company reduced its income tax reserve by $1.7 million and $7.7 million, respectively. Most of the decrease resulted from the restructuring of Maritrans Partners L.P. to Maritrans Inc. in 1993. Due to the non-cash nature of the reduction, there was no corresponding effect on cash flow or income from operations.

Net Income

Net income decreased from $15.5 million for the nine months ended September 30, 2003 to $8.4 million for the nine months ended September 30, 2004, a decrease of $7.1 million and resulted from the aforementioned changes in revenue and expenses. Net income for the nine months ended 2004 and 2003 included the effect of the decreases in the Company’s tax reserves discussed above.

Back to Contents

Liquidity and Capital Resources

General

For the nine months ended September 30, 2004, cash provided by operating activities was $23.6 million. These funds, augmented by the Company’s Revolving Credit Facility, described below, were sufficient to meet debt service obligations and loan agreement restrictions, to make capital acquisitions and improvements and to allow the Company to pay a dividend in the current quarter. Management believes funds provided by operating activities, augmented by the Company’s Revolving Credit Facility and investing activities, will be sufficient to finance operations, anticipated capital expenditures, lease payments and required debt repayments for the foreseeable future. While dividends have been made quarterly in each of the last two years, there can be no assurances that the dividend will continue. The ratio of total debt to capitalization is .41:1 at September 30, 2004.

On February 9, 1999, the Board of Directors authorized a share buyback program for the repurchase of up to one million shares of the Company’s common stock, which represented approximately 8 percent of the 12.1 million shares outstanding at that time. In February 2000 and again in February 2001, the Board of Directors authorized the repurchase of an additional one million shares in the program. The total authorized shares under the buyback program are three million. As of September 30, 2004, 2,485,442 shares had been purchased under the plan and financed by internally generated funds. The Company intends to hold the majority of the shares as treasury stock, although some shares will be used for employee compensation plans and others may be used for acquisition currency and/or other corporate purposes.

In December 1999, the Company sold vessels to Vane Line Bunkering, Inc. for total consideration of $14 million, which consisted of $10 million in cash and a $4 million promissory note maturing in December 2009. On April 2, 2004, Vane repaid the remaining $2.7 million outstanding under the note.

Debt Obligations and Borrowing Facility

At September 30, 2004, the Company had $64.0 million in total outstanding debt, secured by mortgages on some of the fixed assets of the Company. The current portion of this debt at September 30, 2004 was $3.7 million.

In November 2001, the Company entered into an $40 million credit and security agreement (“Revolving Credit Facility”) with Citizens Bank (formerly Mellon Bank, N.A.) and a syndicate of other financial institutions (“Lenders”). Pursuant to the terms of the credit and security agreement, the Company could borrow up to $40 million under the Revolving Credit Facility. Interest is variable based on either the LIBOR rate plus an applicable margin (as defined in the Revolving Credit Facility) or the prime rate. The Revolving Credit Facility expires in January 2007. The Company has granted first preferred ship mortgages and a first security interest in some of the Company’s vessels and other collateral in connection with the Revolving Credit Facility. At September 30, 2004, there were no amounts outstanding under the Revolving Credit Facility. The Revolving Credit Facility requires the Company to maintain its properties in a specific manner, maintain specified insurance on its properties and business, and abide by other covenants which are customary with respect to such borrowings. The Revolving Credit Facility also requires the Company to meet certain financial covenants. If the Company fails to comply with any of the covenants contained in the Revolving Credit Facility, the Lenders may declare the entire balance outstanding immediately due and payable, foreclose on the collateral and exercise other remedies under the Revolving Credit Facility. The Company was in compliance with all covenants at September 30, 2004.

In September 2003, the Company entered into additional financing agreements. The additional agreements consist of a $7.3 million loan with Lombard US Equipment Financing Corp. with a 5-year amortization and a $29.5 million loan with Fifth Third Bank with a 9.5-year amortization and a 50 percent balloon payment at the end of the term. The new debt accrues interest at an average fixed rate of 5.53 percent. Principal payments on the $7.3 million loan are required on a quarterly basis and began in January 2004. Principal payments on the $29.5 million loan are required on a monthly basis and began in November 2003. The Company has granted first preferred ship mortgages and a first security interest in some of the Company’s vessels and other collateral in connection with the loan agreements. The loan agreements require the Company to maintain its properties in a specific manner, maintain specified insurance on its properties and business, and abide by other covenants, which are customary with respect to such borrowings. The loan agreements also require the Company to meet certain financial covenants that began in the quarter ended December 31, 2003. If the Company fails to comply with any of the covenants contained in the loan agreements, the Lenders may call the entire balance outstanding on the loan agreements immediately due and payable, foreclose on the collateral and exercise other remedies under the loan agreements. The Company was in compliance with all such covenants at September 30, 2004.

Back to Contents

In June 2004, the Company entered into a new $29.5 million credit facility (“Credit Facility”) with Fifth Third Bank. The debt has a 9.5-year amortization and a 55 percent balloon payment at the end of the term and accrues interest at a fixed rate of 6.28 percent. A portion of the proceeds of the Credit Facility were used to pay down existing borrowings under the Revolving Credit Facility. The Company continues to maintain $40 million of available borrowing capacity under its Revolving Credit Facility. Principal payments on the Credit Facility are required on a monthly basis and began in August 2004. The Company has granted first preferred ship mortgages and a first security interest in the M214 and Honour to secure the new debt. The Credit Facility requires the Company to maintain the collateral in a specific manner, maintain specified insurance on its properties and business, and abide by other covenants which are customary with respect to such borrowings. If the Company fails to comply with any of the covenants contained in the additional debt agreements, the Lenders may foreclose on the collateral or call the entire balance outstanding on the Credit Facility immediately due and payable. The Company was in compliance with all applicable covenants at September 30, 2004.

As of September 30, 2004, the Company has the following amounts outstanding under its debt agreements:

•	$ 6.3 million under the 5-year term loan.
•	$28.4 million under the 9.5-year term loan with the 50 percent balloon payment at the end of the term.
•	$29.3 million under the 9.5-year term loan with the 55 percent balloon payment at the end of the term.

Contractual Obligations

Total future commitments and contingencies related to the Company’s outstanding debt obligations, noncancellable operating leases and purchase obligations, as of September 30, 2004, were as follows:

	($000s)
	Total	Less than one year	One to three years	Three to five years	More than five years

Debt Obligations	$64,035	$3,703	$8,061	$7,757	$44,514
Operating Leases	2,415	486	821	880	228
Purchase Obligations*	18,395	18,395	—	—	—

Total	$84,845	$22,584	$8,882	$8,637	$44,742

* Purchase obligations represent amounts due under existing vessel rebuild contracts.

In November 2002, the Company awarded a contract to rebuild the fifth large single-hull barge, the OCEAN STATES, to a double-hull configuration. In addition to the double-hull rebuild, the OCEAN STATES now has a 30,000 barrel mid-body insertion. The Company financed this project from a combination of internally generated funds and borrowings under the Company’s Revolving Credit Facility. The total cost of the rebuild was $25.5 million. The rebuilding of the OCEAN STATES was completed early in the third quarter of 2004. The barge re-entered the fleet renamed the M214.

In August 2003, the Company awarded a contract to rebuild its sixth large single-hull barge, the OCEAN 193, to a double-hull configuration. The rebuild is expected to have a total cost of approximately $26 million, of which $22 million is a fixed contract with the shipyard and the remainder is material to be furnished by the Company. As of September 30, 2004, $10.8 million had been paid to the shipyard contractor for the project. The Company has financed, and expects to continue the financing of, this project from a combination of internally generated funds and borrowings under the Company’s Revolving Credit Facility. The rebuild of the OCEAN 193 is expected to be completed in the second quarter of 2005 and return to service renamed the M209.

Back to Contents

In October 2003, the Company awarded a contract to rebuild the tugboat Honour which currently works with the barge OCEAN STATES. The rebuild was completed at a total cost of $7.0 million. The Company has financed this project from a combination of internally generated funds and borrowings under the Company’s Revolving Credit Facility. The rebuild of the Honour was completed early in the third quarter of 2004.

In September 2004, the Company began refurbishment of the tugboat Enterprise which currently works with the barge OCEAN 193. The refurbishment is expected to have a total cost of approximately $4.5 million, a portion of which will be capitalized. The Company expects to finance this project from internally generated funds. As of September 30, 2004, $0.3 million has been paid for the project. The refurbishment of the Enterprise is expected to be completed in the second quarter of 2005.

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

Retirement Plans

Most of the shoreside employees participate in a qualified defined benefit retirement plan of Maritrans Inc. Substantially all of the seagoing supervisors who were supervisors in 1984, or who were hired as or promoted into supervisory roles between 1984 and 1998 have pension benefits under the Company’s retirement plan for that period of time. Beginning in 1999, the seagoing supervisors retirement benefits have been provided through contributions to an industry-wide, multi-employer seaman’s pension plan. Upon retirement, those seagoing supervisors will be provided with retirement benefits from the Company’s plan for service periods between 1984 and 1998, and from the multi-employer seaman’s plan for other covered periods.

Net periodic pension cost was determined under the projected unit credit actuarial method. Pension benefits are primarily based on years of service and begin to vest after two years. Employees who are members of unions participating in Maritrans' collective bargaining agreements are not eligible to participate in the qualified defined benefit retirement plan of Maritrans Inc.

The Maritrans Inc. Retirement Plan had utilized a Tactical Asset Allocation investment strategy.  This strategy shifted assets between fixed income and equity investments according to market trends.  The range was between 75% and 25% in either form of investment.  The results are measured against a constant benchmark consisting of 65% equity and 35% fixed income.  Effective February 2004, the Company changed to a Strategic Asset Allocation investment strategy that maintains a targeted allocation to the benchmark of 65% equity and 35% fixed income.

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

Back to Contents

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risk to which the Company is exposed is a change in interest rates on its Revolving Credit Facility. The Company manages its exposure to changes in interest rate fluctuations by optimizing the use of fixed and variable rate debt. The table below presents principal cash flows by year of maturity. The Company had only fixed rate debt at September 30, 2004. Variable interest rates would fluctuate with LIBOR and federal fund rates. The weighted average interest rate on the Company’s outstanding debt at September 30, 2004 was 5.88%.

Liabilities	Expected Years of Maturity

($000s)
	2004*	2005	2006	2007	2008	Thereafter

Fixed Rate	$906	$3,756	$3,973	$4,202	$4,445	$46,753
Average Interest Rate	5.88%	5.90%	5.92%	5.94%	5.97%	5.97%

* For the period October 1, 2004 through December 31, 2004

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

Back to Contents

Part II: OTHER INFORMATION

ITEM 1.     Legal Proceedings

The Company is engaged in litigation against a competitor relating to its double-hull patent. On April 3, 2003, the Company sued Penn Maritime, Inc. in the U.S. District Court for the Middle District of Florida (Maritrans Inc. v. Penn Maritime, Inc.) for patent infringement, misappropriation of the Company’s trade secrets, and other causes of action. Penn Maritime, Inc. has counterclaimed for damages under the Lanham Act and state unfair competition laws, asserting that Maritrans obtained its patent through fraud. In addition to its claim for patent infringement, the Company now claims in excess of $13.5 million in affirmative damages plus punitive damages under the Florida Trade Secrets Act. Penn Maritime, Inc. claims in excess of $7 million plus punitive damages. To obtain any affirmative recovery from the Company, Penn Maritime, Inc. must establish that the Company committed actual fraud in its submission to the U.S. Patent Office. The Company believes Penn Maritime, Inc.’s claim to be without merit.

Item 2.     Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

The following table summarizes the Company’s purchases of its common stock for the three months ended September 30, 2004:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per share (or Units)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)

July 1-31, 2004	6,625	15.25	—	514,558
August 1-31, 2004	4,627	15.29	—	514,558
September 1-30, 2004	—	—	—	514,558
Total	11,252	15.27	—	514,558

(1) These amounts consist of shares the Company purchased from its officers, non-employee directors and other employees who elected to pay the exercise price or withholding taxes upon the exercise of stock options by delivering (and, thus, selling) shares of Maritrans common stock in accordance with the terms of the Company’s equity compensation plans. The Company purchased these shares at their fair market value, as determined by reference to the closing price of its common stock on the day of exercise.

(2) On February 9, 1999, the Company announced that its Board of Directors had authorized a common share repurchase program for up to one million shares of its common stock. On February 8, 2000 and February 13, 2001 each, the Company announced that its Board of Directors had authorized an additional one million shares in the program, for an aggregate of three million shares authorized. No repurchases were made under this program during the first nine months of 2004. At September 30, 2004, 514,558 shares remained under these authorizations. The program has no fixed expiration date.

Back to Contents

ITEM 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits
	10.1	-	Severance and Non-Competition Agreement effective September 20, 2004 between Maritrans Inc. and Christopher Flanagan.
	31.1	-	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
	31.2	-	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
	32.1	-	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
	32.2	-	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K

On August 4, 2004 Maritrans Inc. filed a Current Report on Form 8-K for the purpose of furnishing the press release announcing its earnings for the second quarter of 2004.

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of

1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARITRANS INC.
(Registrant)

By:	/s/ Walter T. Bromfield	Dated: November 4, 2004

Walter T. Bromfield
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Judith M. Cortina	Dated: November 4, 2004

Judith M. Cortina
Controller
(Principal Accounting Officer)