Form 10-K
period 2004-12-31
MARITRANS INC /DE/
filed 2005-03-09
CIK 810113

Click here to Contents

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004

or

☐ Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Transition Period from _______ to _______

Commission File Number 1-9063

MARITRANS INC.
(Exact name of registrant as specified in its charter)

DELAWARE	51-0343903
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

TWO HARBOUR PLACE
302 KNIGHTS RUN AVENUE
TAMPA, FLORIDA	33602
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(813) 209-0600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, Par Value $.01 Per Share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes No

As of June 30, 2004, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant (based on the last sales price on that date) was $84,987,425.

As of February 28, 2005, Maritrans Inc. had 8,508,973 shares of common stock outstanding.

Documents Incorporated By Reference

Part III incorporates information by reference from the registrant’s Proxy Statement for Annual Meeting of Stockholders to be held on April 28, 2005.

Exhibit Index is located on page 49.

Click here to Cover

MARITRANS INC.
TABLE OF CONTENTS

Back to Contents

Special Note Regarding Forward-Looking Statements

Some of the statements under “Business,” “Properties,” “Legal Proceedings,” “Market for Registrant’s Common Stock and Related Stockholder Matters” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K (this “10-K”) constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements made with respect to present or anticipated utilization, future revenues and customer relationships, capital expenditures, future financings, and other statements regarding matters that are not historical facts and involve predictions. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, growth, performance, earnings per share or achievements to be materially different from any future results, levels of activity, growth, performance, earnings per share or achievements expressed in or implied by such forward-looking statements.

The forward-looking statements included in this 10-K relate to future events or the Company’s future financial performance. In some cases, the reader can identify forward-looking statements by terminology such as “may,” “seem,” “should,” “believe,” “future,” “potential,” “estimate,” “offer,” “opportunity,” “quality,” “growth,” “expect,” “intend,” “plan,” “focus,” “through,” “strategy,” “provide,” “meet,” “allow,” “represent,” “commitment,” “create,” “implement,” “result,” “seek,” “increase,” “establish,” “work,” “perform,” “make,” “continue,” “can,” “will,” “include,” or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on the Company’s current plans or assessments that are believed to be reasonable as of the date of this 10-K.  Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecast, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the factors outlined in this 10-K, changes in oil companies’ decisions as to the type and origination point of the crude that it processes, changes in the amount of imported petroleum products, competition for marine transportation, domestic and international oil consumption, the continuation of federal law restricting United States point-to-point maritime shipping to U.S. vessels (the Jones Act), demand for petroleum products, future spot market rates, changes in interest rates, the effect of war or terrorists activities and the general financial, economic, environmental and regulatory conditions affecting the oil and marine transportation industry in general. Given such uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. These factors may cause the Company’s actual results to differ materially from any forward-looking statement.

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

Back to Contents

PART I

Item 1.	BUSINESS

General

Maritrans Inc. and its subsidiaries (the “Company”, the “Registrant” or “Maritrans”), serve the petroleum and petroleum product industry by using tank barges, tugboats and oil tankers to provide marine transportation services primarily along the East and Gulf Coasts of the United States.

The Company makes available, free of charge, all filings made with the Securities and Exchange Commission as soon as reasonably practicable on our website www.maritrans.com.  Reference to our URL is intended to be an inactive textual reference only.

Structure

Overview.  Maritrans is a Delaware corporation whose common stock, par value $.01 per share (“Common Stock”), is traded on the New York Stock Exchange. The Registrant conducts most of its marine transportation business activities through Maritrans Operating Company L.P. and its managing general partner, Maritrans General Partner Inc. Both entities are wholly owned subsidiaries of the Registrant.

Since 1987, Maritrans and its predecessors have transported annually over 175 million barrels of crude oil and refined petroleum products. The Company operates a fleet of tank barges, tugboats and oil tankers. Its largest barge has a capacity of approximately 380,000 barrels and its current operating cargo fleet capacity aggregates approximately 3.6 million barrels.

Demand for the Company’s services is dependent primarily upon general demand for petroleum and petroleum products in the geographic areas served by its vessels. Management believes that United States petroleum consumption, and particularly consumption on the Gulf and Atlantic Coasts, is a significant indicator of demand for the Company’s services. Increases in product consumption generally increase demand for the Company’s services; conversely, decreases in consumption generally lessen demand for the Company’s services.

Management also believes that the level of domestic consumption of imported refined products is significant to the Company’s business. Imported refined petroleum products generally can be shipped on foreign-flag vessels directly into the United States ports for storage, distribution and eventual consumption. These shipments reduce the need for domestic marine transportation service providers such as Maritrans to carry products from United States refineries to such ports.

Marine transportation services are provided for refined petroleum products (“clean oil”) from refineries located primarily in Texas, Louisiana and Mississippi to distribution points along the Gulf and Atlantic Coasts, generally south of Cape Hatteras, North Carolina and particularly into Florida. The Company performs lightering services in the Delaware Bay area.  Lightering is a process of off-loading crude oil or petroleum products from deeply laden inbound tankers into smaller tankers and/or barges. This enables the larger inbound tanker to navigate draft-restricted rivers and ports to discharge cargo at a refinery or storage and distribution terminal. The Company maintains offices and support personnel in Tampa, Florida and in the Philadelphia, Pennsylvania area.

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

“CAP” refers to the Condition Assessment Program of ABS Consulting, a subsidiary of the American Bureau of Shipping, which evaluates a vessels’ operation, machinery, maintenance and structure using the ABS Safe Hull Criteria.  A CAP 1 rating indicates that a vessel meets the standards of a newly built vessel.

“Cargo” refers to the petroleum products transported by our vessels.

Back to Contents

“Clean oil” refers to refined petroleum products.

“Jones Act” refers to the federal law restricting United States point-to-point maritime shipping to vessels built in the United States, owned by U.S. citizens and manned by U.S. crews.

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

“Spot market” refers to a term describing a one-time, open-market transaction where transportation services are provided at current market rates.

“Superbarge” refers to a barge with a carrying capacity in excess of 150,000 barrels.

“Term contract” refers to a contract with a customer for specified services over a specified period for a specified price.

“Time Charter Equivalent” (“TCE”) refers to the measure where direct voyage costs are deducted from revenue. TCE yields a measure that is comparable regardless of the type of contract utilized.

“Vessel utilization” refers to the ratio, expressed as a percentage, of the days the fleet worked and is calculated as the number of revenue days divided by the number of calendar days, each in a specified time period.

“Voyage costs” refer to the expenses incurred for fuel and port charges.

Sales and Marketing

Maritrans provides marine transportation services primarily to integrated oil companies, independent oil companies, petroleum trading companies, petroleum marketers and petroleum distributors in the southern and eastern United States. The Company monitors the supply and distribution patterns of its actual and prospective customers and focuses its efforts on providing services that are responsive to the current and future needs of these customers.  Business is done on both a term contract basis and a spot market basis. The Company strives to maintain an appropriate mix of contracted and spot market business, based on current market conditions.

In light of the potential liabilities of oil companies and other shippers of petroleum products under OPA and analogous state laws, management believes that some shippers select transporters in larger measure than in the past on the basis of a demonstrated record of safe operations. The Company believes that the measures it has implemented to promote higher quality operations and its longstanding commitment to safe transportation of petroleum products benefit its marketing efforts with these shippers. In July 1998, all of Maritrans’ vessels received ISM (International Safety Management) certification, which is an international requirement for all tankers. Maritrans voluntarily undertook tug and barge certification as well and the Company continues to maintain these certifications.

In 2004, approximately 90 percent of the Company’s revenues were generated from 10 customers. Contracts with Sunoco Inc., ChevronTexaco and TransMontaigne accounted for approximately 20 percent, 14 percent and 13 percent, respectively, of the Company’s revenue. There could be a material effect on the Company if any of these customers were to cancel or terminate their various agreements with the Company. However, management believes that cancellation or termination by any of its larger customers without replacement by another is unlikely.

Back to Contents

Competition and Competitive Factors

Overview. The maritime petroleum transportation industry is highly competitive. The Jones Act restricts United States point-to-point maritime shipping to vessels built in the United States, owned by U.S. citizens and manned by U.S. crews. In Maritrans’ market areas, its primary direct competitors are operators of U.S. flag oceangoing barges and U.S. flag tankers. In the Southern clean-oil market, management believes the primary competitors are the fleets of other independent petroleum transporters and integrated oil companies. In the lightering market, Maritrans competes with the operators of U.S. flag oceangoing barges and U.S. flag tankers as well as foreign-flag operators which lighter offshore. Additionally, in certain geographic areas and in certain business activities, Maritrans competes with the operators of petroleum product pipelines. Competitive factors that also affect the Company include the output of United States refineries and the importation of refined petroleum products.

U.S. Flag Barges and Tankers.  Maritrans’ most direct competitors are the other operators of U.S. flag oceangoing barges and tankers. Because of the restrictions imposed by the Jones Act, a finite number of vessels are currently eligible to engage in U.S. maritime petroleum transport. The Company believes that more Jones Act eligible tonnage is being retired due to OPA than is being added as replacement double-hull tonnage and that this trend is reducing, but not eliminating, what has historically been an over-supply of capacity. Competition in the industry is based upon vessel availability, price and service and is intense.

A significant portion of the Company’s revenues in 2004 was generated in the coastal transportation of petroleum products from refineries or pipeline terminals in the Gulf of Mexico to ports that are not served by pipelines. Maritrans currently operates nine barges and three oil tankers in this market. The Company can generally provide flexibility in meeting customers’ needs as a result of the relatively large size and composition of its fleet.

General Agreement on Trade in Services (“GATS”) and North American Free Trade Agreement (“NAFTA”). Cabotage is vessel trade or marine transportation between two points within the same country. Currently, cabotage is not included in GATS or NAFTA, although the possibility exists that cabotage could be included in these or other international trade agreements in the future. If cabotage is included in any multi-national trade agreements in the future, management believes the result will be to open the Jones Act trade (i.e., transportation of maritime cargo between U.S. ports in which Maritrans and other U.S. vessel owners operate) to foreign-flag vessels. These vessels generally operate at significantly lower costs. This could have a material adverse effect on the Company. Maritrans and the U.S. maritime industry continue to resist the inclusion of cabotage in GATS, NAFTA and any other international trade agreements.

Refined Product Pipelines.  Existing refined product pipelines generally are the lowest incremental cost method for the long-haul movement of petroleum and refined petroleum products. Other than the Colonial Pipeline system, which originates in Texas and terminates at New York Harbor, the Plantation Pipeline, which originates in Louisiana and terminates in Washington D.C., and smaller regional pipelines between Philadelphia and New York, there are no pipelines carrying refined petroleum products to the major storage and distribution facilities currently served by the Company. Management believes that high capital costs, tariff regulation and environmental considerations make it unlikely that a new refined product pipeline system will be built in its market areas in the near future. It is possible, however, that new pipeline segments (including pipeline segments that connect with existing pipeline systems) could be built or that existing pipelines could be converted to carry refined petroleum products. Either of these occurrences could have an adverse effect on Maritrans’ ability to compete in particular locations.

Imported Refined Petroleum Products.  A significant factor affecting the level of Maritrans’ business operations is the level of refined petroleum product imports. Imported refined petroleum products may be transported on foreign-flag vessels, which are generally less costly to operate than U.S. flag vessels. To the extent that there is an increase in the importation of refined petroleum products to any of the markets served by the Company, there could be a decrease in the demand for the transportation of refined products from United States refineries, which would likely have an adverse impact on Maritrans’ results of operations.

Delaware River Channel Deepening.  Legislation approved by the United States Congress in 1992 authorizes the U.S. Army Corps of Engineers (the “ACOE”) to deepen the channel of the Delaware River between the river’s mouth and Philadelphia from forty to forty-five feet (the “Project”). If this Project becomes fully funded at the federal and state levels and fully constructed (including access dredging by private refineries), it would reduce the quantity of lightering performed by Maritrans in the Delaware Bay.  The Company’s lightering business primarily occurs at the mouth of the Delaware Bay with transportation up the Delaware River to Delaware Valley refineries. The deepening of the channel would allow arriving ships to proceed up the river with larger loads.  The reduction of

Back to Contents

lightering resulting from a completed channel deepening project may have a material adverse effect on the Company’s lightering business. However, the effect of the Project on the Company’s business overall is uncertain.  Once initiated, the Project will take at least five years to complete, and options at that time to reduce the impact of lightering volume reduction may include rate adjustments or vessel re-deployments that offset the effect of lightering reduction.

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

Employees and Employee Relations

At December 31, 2004, Maritrans had a total of 412 employees. Of these employees, 69 are employed at the Tampa, Florida headquarters of the Company or at the Philadelphia area office, 205 are seagoing employees who work aboard the tugboats and barges and 138 are seagoing employees who work aboard the tankers.

Maritrans and its predecessors have had collective bargaining agreements with the Seafarers’ International Union of North America, Atlantic, Gulf and Inland District, AFL-CIO (“SIU”), and with the American Maritime Officers  (“AMO”), formerly District 2 Marine Engineers Beneficial Association, Associated Maritime Officers, AFL-CIO, for over 40 years. Approximately 36 percent of the total number of seagoing employees employed by the Company are supervisors. These supervisors are covered by an agreement with the AMO limited to a provision for benefits. The collective bargaining agreement with the SIU covers approximately 156 seagoing non-supervisory personnel on tugboat/barge units and on tankers. The tug/barge supplement of the agreement expires on May 31, 2005. The Company currently expects to renew this agreement in May. The tankers supplement of the agreement expires on May 31, 2006. The collective b argaining agreement with the AMO covers approximately 46 non-supervisory seagoing employees and expires on October 8, 2007. Shore-based employees are not covered by any collective bargaining agreements.

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

Regulation

Marine Transportation -- General.  The Interstate Commerce Act exempts the water transportation of petroleum cargoes in bulk from economic regulation. Accordingly, Maritrans’ transportation rates, which are negotiated with its customers, are not subject to governmental rate regulation. The operation of tank barges, tugboats and oil tankers is subject to regulation under various federal laws and international conventions, as well as certain state and local laws. The tank barges, tugboats and oil tankers are required to meet construction and repair standards established by the American Bureau of Shipping, a private organization, and/or the United States Coast Guard.  They are also required to meet operational and safety standards presently established by the United States Coast Guard. Maritrans’ seagoing supervisory personnel are licensed by the United States Coast Guard. Seamen and tank ermen are certificated by the United States Coast Guard.

Jones Act.   As a result of being subject to the Jones Act, the Company is responsible for monitoring the ownership of its subsidiaries that engage in maritime transportation and for taking any remedial action necessary to insure that no violation of the Jones Act ownership restrictions occurs. The Jones Act also requires that all U.S. flag vessels be manned by U.S. citizens. Foreign-flag seamen generally receive lower wages and benefits than those received by U.S. citizen seamen. Foreign-flag vessels are generally exempt from U.S. legal requirements and from U.S. taxes. As a result, U.S. vessel operators incur significantly higher labor and operating costs compared to foreign-flag vessel operators. Certain foreign governments subsidize those nations’ shipyards. This results in lower

Back to Contents

shipyard costs both for the building of new vessels and for repairs than those paid by U.S.-flag vessel owners to U.S. shipyards. Finally, the United States Coast Guard and American Bureau of Shipping maintain the most stringent regime of vessel inspection in the world, which tends to result in higher regulatory compliance costs for U.S.-flag operators than for owners of vessels registered under foreign flags of convenience. There have been various unsuccessful attempts in the past by foreign governments and companies to gain access to the Jones Act trade, as well as by interests within the U.S. to modify, limit or do away with the Jones Act.  The Maritime Cabotage Task Force, a coalition of ship owners, ship operators, shipyards, maritime unions and industry trade groups, has opposed these efforts. Recent legislative attempts to modify the Jones Act have been unsuccessful.  If attempts to modify or abolish the Jones Act are successful, the Co mpany’s results of operations could be materially adversely affected.

Port Security Act. The Maritime Transportation Security Act of 2002 (the “MTSA”) was signed into law on November 25, 2002. This landmark legislation establishes a series of complex requirements applicable to a broad array of U.S. vessels and facilities. The MTSA requires, among other things, U.S. and foreign port vulnerability assessments; national, area, vessel, and facility security plans; terrorist incident response requirements; security cards; security teams; and automatic electronic identification systems. The Company has met the requirements under the Act to develop and submit vessel security plans to the United States Coast Guard for review and approval.  In addition, the Company has trained the required vessel and security officers.  The Company has incurred additional operating expenses to comply with the MTSA.

Environmental Matters

Maritrans’ operations present potential environmental risks, primarily through the marine transportation of petroleum. The Company, as well as its competitors, is subject to regulation under federal, state and local environmental laws that have the effect of increasing the costs and potential liabilities arising out of its operations.  The Company is committed to protecting the environment and complying with applicable environmental laws and regulations.

The general framework of significant environmental legislation and regulation affecting Maritrans’ operations is described herein. Legislation and regulation of the marine industry has historically been driven largely in response to major marine casualties. In the event of future serious marine industry incidents that occur in U.S. waters resulting in significant oil pollution, it is foreseeable that additional legislation or regulation could be imposed on marine carriers that could affect the Company’s profitability.

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

OPA establishes a federal limit of liability for tank vessels of $1,200 per gross ton. A vessel owner’s liability is not limited, however, if the spill results from a violation of federal safety, construction or operating regulations. In addition, OPA does not preclude states from adopting their own liability laws. Numerous states in which Maritrans operates have adopted legislation imposing unlimited strict liability for vessel owners and operators.

OPA also requires all vessels to maintain a certificate of financial responsibility for oil pollution in an amount equal to the greater of $1,200 per gross ton per vessel, or $10 million per vessel in conformity with United States Coast Guard regulations. Additional financial responsibility in the amount of $300 per gross ton is required under United States Coast Guard regulations under the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”), the federal Superfund law. Owners of more than one tank vessel, such as Maritrans,

Back to Contents

however, are only required to demonstrate financial responsibility in an amount sufficient to cover the vessel having the greatest maximum liability (approximately $40 million for Maritrans). The Company has acquired such certificates through filing required financial information with the United States Coast Guard.

The Company presently maintains oil pollution liability insurance in the amount of $1 billion to cover environmental liabilities. Although liability exceeding the Company’s insurance coverage amount is possible, management believes that such liability is unlikely and that such insurance is sufficient to cover foreseeable oil pollution liability arising from operations.

OPA requires all newly constructed petroleum tank vessels engaged in marine transportation of oil and petroleum products in the U.S. to be double-hulled. It also gradually phases out the operation of single-hulled tank vessels in U.S. waters, based on size and age. Currently seven of the Company’s barges and two tankers are equipped with double-hulls meeting OPA’s requirements. Under the Company’s barge rebuild program, the Company’s single-hull tank barges are rebuilt with double hulls to comply with OPA. The Company’s process of rebuilding single-hull barges relies upon a patented process of computer assisted design and prefabrication.

The following table summarizes the vessels the Company had rebuilt or was rebuilding as part of the double-hull rebuild program as of December 31, 2004:

Previous Name	New Name	Original Build Date	OPA Retirement Date	Re-Delivery Date

Ocean 192	M 192	1979	2006	November 1998
Ocean 244	M 244	1971	2005	December 2000
Ocean Cities	M 252	1972	2005	February 2002
Ocean 250	M 254	1970	2005	November 2002
Ocean States	M 214*	1975	2005	July 2004
Ocean 193	M 209*	1980	2005	Second Quarter - 2005

* Completion of the double-hull rebuild includes a 30,000 barrel mid-body insertion.

It is the Company’s intention to rebuild all of its single-hulled barges prior to their respective retirement dates but reviews the economics of each rebuild before committing to a contract. The Company’s most recent barge rebuilds, the M214 (delivered in July 2004) and the M209 (expected to re-enter service in the second quarter of 2005) included the insertion of 30,000 barrel mid-bodies. Including those mid-bodies, the rebuild cost of approximately $125 per barrel compares favorably to currently estimated new build prices of $175 or more per barrel. Earlier barge double-hulling rebuilds by the Company had been completed for an average of less than $85 per barrel of capacity, and did not include a lengthening and mid-body insertion, inert gas system, tug connection system and other improvements. The total cost of the barge rebuild program is expected to exceed $200 million of which approximately $106 million had been inc urred as of December 31, 2004. The OPA 90 mandated retirement dates are significantly in advance of the end of the useful working life of the barges.  Once a vessel is rebuilt, the useful life is assumed to exceed 20 years from the date of reconstruction.

In 2001, the Company initiated a program to refurbish each married tugboat at the same time its barge is being double-hulled. In 2001, the Company extensively refurbished the Intrepid, which is the tugboat that works with the M 252 at a cost of approximately $5 million. The Company also refurbished the Navigator, which is the tugboat that works with the M 254, at a cost of $6 million. In 2004, the Company completed the rebuilding of the Honour, the tugboat that works with the M 214, at a cost of $7 million. The Company will continue to evaluate the tug refurbishment program as future barge rebuilds are initiated.

In November 2002, the Company awarded a contract to rebuild the fifth large single-hull barge, the OCEAN STATES, to a double-hull configuration. In addition to the double-hull rebuild, the OCEAN STATES now has a 30,000 barrel mid-body insertion. The Company financed this project from a combination of internally generated funds and borrowings under the Company’s Revolving Credit Facility. The Company also took the OCEAN STATES married tugboat, the Honour, out of service for rebuilding during that period.  The total cost of the rebuilds were $25.5 million and $7.0 million, respectively.  The OCEAN STATES and Honour rebuilds were completed early in the third quarter of 2004. The barge re-entered the fleet renamed the M214.

Back to Contents

In August 2003, the Company entered into a contract with a shipyard to double-hull the OCEAN 193.  The OCEAN 193 was taken out of service in September 2004 for her double-hull rebuild and is expected to return to service in the second quarter of 2005. The rebuild of the OCEAN 193 will also include the insertion of an additional set of tanks, or midbody, that will increase her capacity by approximately 15 percent.  The cost for the midbody is approximately $4.2 million and on a dollar per barrel basis is generally equivalent to new building costs for that portion. The Company has also taken the OCEAN 193’s married tugboat, Enterprise, out of service for her refurbishment during this period. The OCEAN 193 and Enterprise rebuilds are expected to cost approximately $26 million and $4.5 million, respectively.  As of December 31, 2004, $17.5 million and $0.8 million, respectively, have been paid to the shipyard contra ctor for the projects.

OPA also requires all tank vessel operators to submit detailed vessel oil spill contingency plans which set forth their capacity to respond to a worst case spill situation. In certain circumstances involving oil spills from vessels, OPA and other environmental laws may impose criminal liability upon vessel and shoreside marine personnel and upon the owner of a vessel for negligence without criminal intent or without regard to fault. The Company believes the laws, in their present form, may negatively impact efforts to recruit seagoing employees. In addition, many of the states in which the Company does business have enacted laws providing for strict, unlimited liability for vessel owners in the event of an oil spill. Certain states have also enacted or are considering legislation or regulations involving at least some of the following provisions: tank-vessel-free zones, contingency planning, state inspection of vessels, additional operating, maintenance and safety requirements and state financial responsibility requirements. However, in March of 2000, the United States Supreme Court (the “Court”) decided United States v. Locke, a suit brought by INTERTANKO challenging tanker regulations imposed by the State of Washington.  The Court struck down a number of state regulations and remanded to the lower courts for further review of other regulations.  The ruling significantly limits the authority of states to regulate vessels, holding that regulation of maritime commerce is generally a federal responsibility because of the need for national and international uniformity.

To the extent not covered by OPA and the Refuse Act, strict liability is also imposed for discharges of hazardous substances into the navigable waters by the Clean Water Act and CERCLA.

Since its inception, Maritrans has maintained and cultivated a strong safety culture and environmental ethic. The following table sets forth Maritrans’ quantifiable cargo oil spill record for the period January 1, 2000 through December 31, 2004:

Period	No. of Gals. Carried	No. of Spills	No. of Gals. Spilled	Gallons Spilled Per Million Gals. Carried

1/1/2000 -- 12/31/2000	7,951,000,000	1	8.001
1/1/2001 -- 12/31/2001	7,705,000,000	3	1.000
1/1/2002 -- 12/31/2002	7,460,000,000	1	1.000
1/1/2003 -- 12/31/2003	7,558,000,000	3	10.001
1/1/2004 -- 12/31/2004	7,382,000,000	2	1.000

Maritrans believes that its spill ratio compares favorably with the other independent, coastwise operators in the Jones Act trade.

Hazardous Waste Regulation.  In the course of its vessel operations, Maritrans engages contractors to remove and dispose of waste material, including tank residue. In the event that any of such waste is deemed “hazardous,” as defined in the Federal Water Pollution Control Act, CERCLA or the Resource Conservation and Recovery Act, and is disposed of in violation of applicable law, the Company could be jointly and severally liable with the disposal contractor for the clean-up costs and any resulting damages. The United States Environmental Protection Agency (“EPA”) previously determined not to classify most common types of “used oil” as a “hazardous waste,” provided that certain recycling standards are met. Some states in which the Company operates, however, have classified “used oil” as hazardous.

Air Pollution Regulations.  Pursuant to the 1990 amendments to the Clean Air Act, the EPA and/or states have imposed regulations affecting emissions of volatile organic compounds (“VOCs”) and other air pollutants from tank vessels.  It is likely that the EPA and/or various state environmental agencies will require that additional air pollution abatement equipment be installed in tank barges, tugboats, or oil tankers including those owned by the Company.

Back to Contents

Any such emission control requirements could result in material expenditures by the Company, which could have an adverse effect on the Company’s profitability if it is not able to recoup these costs through increased charter rates.

In December 1999, the EPA issued its final rule for emissions standards for marine diesel engines. The final rule applies emissions standards only to new engines, beginning with the 2004 model year. This rule does not currently affect the Company’s vessels, but would apply to any new engines installed in the vessels in the future. The EPA retained the right to revisit the issue of applying emission standards to rebuilt or remanufactured engines if, in the agency’s opinion, the industry does not take adequate steps to introduce new emission-reducing technologies.

User Fees and Taxes. The Water Resources Development Act of 1986 permits local non-federal entities to recover a portion of the costs of new port and harbor improvements from operators with vessels benefiting from such improvements. A Harbor Maintenance Tax has been proposed, but not adopted. Federal legislation has been enacted imposing user fees on vessel operators such as Maritrans to help fund the United States Coast Guard’s activities. Federal, state and local agencies or authorities could also seek to impose additional user fees or taxes on vessel operators and their vessels. There can be no assurance that current fees will not materially increase or that additional user fees will not be imposed in the future. Such fees could have a material adverse effect on the Company’s financial condition and results of operations.

War Risk. In February 2002, insurance carriers reaffirmed that terrorist attacks would only be covered under the Company’s traditional “war risk” protection and indemnity insurance. Maritrans carries additional war risk and terrorism insurance coverage through The West of England Ship Owners Mutual Insurance Association (Luxembourg) (“The West of England”).  As with all ship owners in The West of England’s worldwide protection and indemnity club fleet, effective February 20, 2003, Maritrans’ coverage for war risk and terrorism contains exclusions with respect to any chemical, bio-chemical or electromagnetic weapons; nuclear risks; and/or computer virus damages caused by a terrorist act. Because these exclusions were recently established, the nature and scope of the exclusions have not yet been subject to interpretation.  However, ship owners who are insured through Th e West of England, including Maritrans, share in coverage up to an aggregate of $60 million, in the event of a terrorist act of the type of one of the excluded coverages. The maximum amount of coverage available under war risk liability insurance is currently $400 million. While the Company has traditional protection and indemnity insurance in excess of $4 billion and oil spill insurance of $1 billion, if an incident was deemed to be a terrorist attack, the maximum coverage would be $400 million per incident plus any hull value, which could prove to be insufficient. In addition, the Company carries war risk insurance on the hull value of the Company’s vessels.

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

Back to Contents

Item 2.	PROPERTIES

Vessels.  At December 31, 2004, the Company owned a fleet of 27 vessels, of which 11 were tank barges, 12 were tugboats and 4 were oil tankers, as summarized in the following table:

Barges	Capacity in Barrels	Double-Hull	Double-Hull Redelivery Date	Married Tugboat	Horsepower

MARITRANS 400	380,000	YES	**	CONSTITUTION	11,000
MARITRANS 300	265,000	YES	**	LIBERTY	7,000
M 254	250,000	YES	2002	INTREPID	6,000
M 252	250,000	YES	2002	NAVIGATOR	6,000
M 244	245,000	YES	2000	SEAFARER	6,000
OCEAN 215	210,000	NO	+	FREEDOM	6,000
OCEAN 211	207,000	NO	+	INDEPENDENCE	6,000
OCEAN 210	207,000	NO	+	COLUMBIA	6,000
M 214*	214,000	YES	2004	HONOUR	6,000
OCEAN 193*	178,000	NO	EST. 2005	ENTERPRISE	6,000
M 192	175,000	YES	1998	VALOUR	6,000

Oil Tankers	Capacity in Barrels	Double-Hull

ALLEGIANCE	252,000	NO	+
PERSEVERANCE	252,000	NO	+
INTEGRITY	265,000	YES	**
DILIGENCE	265,000	YES	**

+ A decision to rebuild has not yet been made.

* Completion of the double-hull rebuild includes a 30,000 barrel mid-body insertion.

** These vessels were originally built with double-hulls.

The tugboat fleet also includes a 15,000 horsepower class vessel, which is not currently operating.

Other Real Property. Maritrans is headquartered in Tampa, Florida. In Tampa, the Company leases office space and approximately three acres of Port Authority land. The Company also leases office space near Philadelphia, Pennsylvania.

Item 3.	LEGAL PROCEEDINGS

Maritrans is a party to routine, marine-related claims, lawsuits and labor arbitrations arising in the ordinary course of its business. The claims made in connection with the Company’s marine operations are covered by insurance, subject to applicable policy deductibles that are not material as to any type of insurance coverage. Based on its current knowledge, management believes that such lawsuits and claims, even if the outcomes were to be adverse, would not have a material adverse effect on the Company’s financial condition and results of operations.

The Company has been named in approximately 164 cases in which individuals alleged unspecified damages for exposure to asbestos and, in most of these cases, tobacco smoke. The status of many of these claims is uncertain.  Although the Company believes these claims are without merit, it is impossible at this time to predict the final outcome of any such suit. Management believes that any material liability would be adequately covered by applicable insurance and would not have a material adverse effect on the Company’s financial condition and results of operations.

Back to Contents

The Company is engaged in litigation against a competitor relating to its double-hull patent.  On April 3, 2003, the Company sued Penn Maritime, Inc. in the U.S. District Court for the Middle District of Florida (Maritrans Inc. v. Penn Maritime, Inc.) for patent infringement, misappropriation of the Company’s trade secrets, and other causes of action. In addition to its claim for patent infringement, the Company claims in excess of $13.5 million in affirmative damages plus punitive damages under the Florida Trade Secrets Act and Florida common law.  Penn Maritime, Inc. had counterclaimed for $7 million plus punitive damages under the Lanham Act and state unfair competition laws, asserting that Maritrans obtained its patent through fraud. On February 28, 2005, the Court granted Maritrans’ Motion for Summary Judgment dismissing all of Penn Maritime’s damage claims, leaving only its request for a Declara tory Judgment to invalidate Maritrans’ patent for trial.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Registrant’s security holders, through the solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 2004.

Back to Contents

PART II

Item 5.	MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information and Holders

Maritrans Inc. Common Shares trade on the New York Stock Exchange under the symbol “TUG.” The following table sets forth, for the periods indicated, the high and low sales prices per share as reported by the New York Stock Exchange.

QUARTERS ENDED IN 2004:	HIGH	LOW

March 31, 2004	$18.17	$15.45
June 30, 2004	$16.73	$14.30
September 30, 2004	$16.35	$13.60
December 31, 2004	$19.10	$15.03

QUARTERS ENDED IN 2003:	HIGH	LOW

March 31, 2003	$14.80	$11.60
June 30, 2003	$16.48	$12.90
September 30, 2003	$16.50	$13.49
December 31, 2003	$17.50	$14.75

As of February 28, 2005, the Registrant had 8,508,973 Common Shares outstanding and approximately 591 stockholders of record.

Dividends

For the years ended December 31, 2004 and 2003, Maritrans Inc. paid the following cash dividends to stockholders:

PAYMENTS IN 2004:	PER SHARE

March 10, 2004	$.11
June 2, 2004	$.11
September 1, 2004	$.11
December 1, 2004	$.11

Total	$.44

PAYMENTS IN 2003:	PER SHARE

March 12, 2003	$.11
June 4, 2003	$.11
September 3, 2003	$.11
December 3, 2003	$.11

Total	$.44

The dividend policy is determined at the discretion of the Board of Directors of Maritrans Inc. While dividends have been made quarterly in each of the last two years, there can be no assurance that the dividend will continue.

Back to Contents

The following table summarizes the Company’s purchases of its common stock for the three months ended December 31, 2004:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased (1)	(b Average Price Paid per share (or Units)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)

October 1-31, 2004	—	—	—	514,558
November 1-30, 2004	—	—	—	514,558
December 1-31, 2004	4,300	18.14	—	514,558

Total	4,300

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

(2) On February 9, 1999, the Company announced that its Board of Directors had authorized a common share repurchase program for up to one million shares of its common stock.  On February 8, 2000 and February 13, 2001 each, the Company announced that its Board of Directors had authorized an additional one million shares in the program, for an aggregate of three million shares authorized.  No repurchases were made under this program during 2004. At December 31, 2004, 514,558 shares remained under these authorizations.  The program has no fixed expiration date.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted-average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	102,551	$10.05	—
Equity compensation plans not approved by security holders *	249,681	$8.27	46,091

Total	352,232	$8.79	46,091

*
These securities are issuable pursuant to the Maritrans Inc. 1999 Directors and Key Employees Equity Compensation Plan, a description of which is included in Footnote 5 “Stock Incentive Plans” to our consolidated financial statements.

Back to Contents

Item 6.	SELECTED FINANCIAL DATA

	MARITRANS INC.

	January 1 to December 31, ($000, except per share amounts)

	2004	2003	2002	2001	2000

CONSOLIDATED INCOME STATEMENT DATA:
Revenues	$149,718	$138,205	$128,987	$123,410	$123,715
Depreciation and amortization	22,193	20,758	19,137	17,958	17,254
Operating income (a)	14,538	14,807	16,604	14,283	11,034
Interest expense	2,318	2,458	2,600	4,437	6,401
Income before income taxes.	12,807	17,646	15,222	12,307	8,113
Income tax provision (benefit)	2,975	(1,089)	5,708	4,615	3,101
Net income	$9,832	$18,735	$9,514	$7,692	$5,012
Basic earnings per share	$1.20	$2.35	$1.18	$0.77	$0.46
Diluted earnings per share	$1.16	$2.22	$1.10	$0.72	$0.45
Cash dividends per share	$0.44	$0.44	$0.42	$0.40	$0.40
CONSOLIDATED BALANCE SHEET DATA (at period end):
Total assets	$231,783	$214,935	$211,557	$200,427	$247,579
Long-term debt	$59,373	$57,560	$63,000	$32,250	$67,988
Stockholders’ equity	$92,404	$85,174	$69,387	$88,064	$90,446

(a)	Operating income in 2001 includes the reclassification of $2.5 million, net of taxes, on the loss on extinguishment of debt in 2001 from an extraordinary item to operating income.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Maritrans serves the petroleum and petroleum product distribution industry by using tank barges, tugboats and oil tankers to provide marine transportation services primarily along the Gulf and Atlantic coasts of the United States. The Company owns and operates one of the largest fleets serving the U.S. coastwise trade, consisting of four oil tankers and eleven oceangoing married tug/barge units with an aggregate fleet capacity of approximately 3.6 million barrels.  Between 2000 and 2004, the Company has transported at least 175 million barrels annually, with a high of 189 million barrels in 2000 and a low of 176 million barrels in 2004. In 2004 and 2003, the Company has transported 176 million and 180 million barrels, respectively. Many factors affect the number of barrels transported and may affect future results for the Company. Such factors include the Company’s vessel and fleet size and average trip lengths, the cont inuation of federal law restricting United States point-to-point maritime shipping to U.S. vessels (the Jones Act), domestic oil consumption, environmental laws and regulations, oil companies’ decisions as to the type and origination point of the crude that it processes, changes in the amount of imported petroleum products, competition, labor and training costs and liability insurance costs. Overall U.S. oil consumption during 2000-2004 fluctuated between 19.7 million and 20.5 million barrels a day.

Demand for the Company’s services is driven primarily by the demand for crude oil in the Northeastern U.S. and refined petroleum products in Florida and the Northeastern U.S. This demand is impacted by domestic consumption of petroleum products, U.S. refining levels, product inventory levels and cold weather in the Northeast. In addition, competition from foreign imports of refined petroleum products in our primary markets, as well as demand for refined petroleum product movements from the U.S. Gulf refining system to the U.S. West Coast could also have an impact on demand for the Company’s services.

Maritrans has successfully rebuilt five of its existing, single-hulled, barges to a double-hull design configuration, which comply with the provisions of the OPA (see table in “Legislation” under Item 1). The Company intends to

Back to Contents

apply the same methodology to all of its remaining single-hull barges.  Sixty-four percent of the Company’s fleet capacity is double-hulled.  The Company holds patents for its double-hulling technology and has been rebuilding its single-hull barges to double-hulls since 1998, in preparation for upcoming government mandated retirements of single-hull vessels. The timing of the rebuilds will be determined by a number of factors, including market conditions, shipyard pricing and availability, customer requirements and OPA retirement dates for the vessels.  The OPA retirement dates fall between 2005 and 2010. Each of the Company’s superbarges represent approximately 5 to 7 percent of the total fleet capacity, which will be removed from revenue generating service during the rebuilding of that vessel.

Results of Operations

To supplement its financial statements prepared in accordance with GAAP, the Company’s management has used the financial measure of Time Charter Equivalent (“TCE”), a commonly used industry measure where direct voyage costs are deducted from voyage revenue. Maritrans enters into various types of charters, some of which involve the customer paying substantially all voyage costs, while other types of charters involve Maritrans paying some or substantially all of the voyage costs. The Company has presented TCE in this discussion to enhance an investor’s overall understanding of the way management analyzes the Company’s financial performance.  Specifically, the Company’s management used the presentation of TCE revenue to allow for a more meaningful comparison of the Company’s financial condition and results of operations because TCE revenue essentially nets the voyage costs and voyage revenue to y ield a measure that is comparable between periods regardless of the types of contracts utilized.  These voyage costs are included in the “Operations expense” line item on the Consolidated Statements of Income. TCE revenue is a non-GAAP financial measure and a reconciliation of TCE revenue to revenue, the most directly comparable GAAP measure, is set forth below.  The presentation of this additional information is not meant to be considered in isolation or as a substitute for results prepared in accordance with GAAP.

Year Ended December 31, 2004 Compared With Year Ended December 31, 2003

Revenues

TCE revenue for the year ended December 31, 2004 compared to the year ended December 31, 2003 was as follows:

	December 31, 2004	December 31, 2003

Voyage revenue	$149,718	$138,205
Voyage costs	30,175	23,721

Time Charter Equivalent	$119,543	$114,484

Vessel utilization	80.7%	84.3%

Available days	4,854	4,953

Revenue days	4,430	4,616

TCE revenue increased from $114.5 million for the year ended December 31, 2003 to $119.5 million for the year ended December 31, 2004, an increase of $5.1, million or 4 percent, due to an increase in rates and was partially offset by lower vessel utilization.

Rates

Voyage revenue consists of revenue generated under term contracts as well as revenue generated for spot market transportation. Rates in each of these markets are significant drivers in the amount of revenue generated by the Company.

Spot market revenue in 2004 was $29.1 million compared to 2003 spot market revenue of $18.4 million. The Company increased its exposure to the spot market in the second half of 2004 and had higher exposure than in 2003. Spot market rates were higher in 2004 than in 2003 as the result of the impact of world and oil industry events and vessel supply as discussed below.

Low product inventories relative to product demand in the areas the Company serves generally increases demand for transportation of clean products. During 2004, a number of factors caused a reduction of product inventories and

Back to Contents

increased demand for the Company’s services. They included colder winter weather, reduced imports for much of the year due to higher demand for transportation fuels in Europe and Asia coupled with higher international transportation rates, and increased product demand due to economic growth. In the fourth quarter, refineries reduced their inventory levels for year-end resulting in an increased demand for transportation.  During much of 2004 there were a large number of U.S. Jones Act vessels transporting cargos from the Gulf of Mexico to the West Coast due to higher demand for gasoline blend components as a result of the MTBE ban in California and Washington. This also increased demand for transportation. Additionally, in 2004, two competitor Jones Act vessels in the 160,000-400,000 barrel size range reached their OPA retirement dates or were scrapped.  All of these factors caused increases in spot rates in 2004. The increased rates, couple d with higher spot market exposure, resulted in increased spot revenue for the Company.

Contract revenue in 2004 was $120.6 million compared to 2003 contract revenue of $119.8 million. Contract rates remained strong and were higher in 2004 than in 2003 as the Company obtained modest increases in rates on its renewed contracts. Demand for black oil transportation, which is sensitive to crude refining utilization in the Delaware Valley refineries, was higher in 2004 than in 2003 and resulted in increased revenue under contracts.  Although rates were higher in 2004, fewer vessels worked in the contract market due to the Company’s decision to increase its spot exposure. As a result of these combined factors, contract revenue was consistent with 2003.

The Company believes rates will remain steady or increase during 2005 compared to 2004 due to increased product demand in the markets the Company serves and continued reduction in the supply of Jones Act vessels. The Company expects exposure to the spot market to be similar in 2005 to its exposure in the fourth quarter of 2004 and a majority of the Company’s business is expected to remain on contract during 2005. The Company believes that exposure to the spot market will allow the Company to take greater advantage of anticipated market conditions in 2005. The greater spot exposure may impact utilization and revenues, however, due to the inherently less predictable transportation demand that accompanies this strategy.

Utilization

Vessel utilization is also a significant driver in the amount of revenue generated by the Company. Utilization decreased 3.6% in 2004 from 2003 levels. The decrease in utilization had a negative impact on voyage revenue and resulted primarily from higher vessel out of service time for double-hull rebuilding and vessel repairs in 2004 compared to 2003.

The OCEAN STATES was taken out of service early in September 2003 for her double-hull rebuild and returned to service early in the third quarter of 2004 as the M214. The OCEAN 193 was taken out of service later in the third quarter of 2004 for her double-hull rebuild and is expected to return to service in the second quarter of 2005 as the M209.  In addition, late in the fourth quarter of 2003, several design issues were identified on three of the double-hull rebuilt 250,000 barrel class barges that led the Company to remove these vessels from service and further inspect and re-analyze the original rebuild designs.  Working with industry experts and the American Bureau of Shipping, the Company identified and implemented structural enhancements that improved the long-term strength of these three barges, and the barges returned to service in the first quarter of 2004

The decrease in utilization was also caused by weather related delays during the third quarter of 2004. During that period, the Company experienced three significant storms that affected vessels working in the Gulf of Mexico at that time and resulted in a loss of approximately 60 operating days across the fleet.

As a result of the aforementioned utilization factors, barrels of cargo transported decreased from 180 million in the year ended December 31, 2003 to 176 million in the year ended December 31, 2004.  Barrels also decreased due to a higher proportion of longer voyages, particularly to the West Coast.

The Company anticipates utilization to be at a similar or higher level in 2005 than in 2004 due to fewer vessels being out of service for double-hull rebuilding and continued strong demand for the Company’s services which is expected to be offset by a higher level of scheduled out of service time for regulatory maintenance.

Operations expense

Voyage costs increased from $23.7 million for the year ended December 31, 2003 to $30.2 million for the year ended December 31, 2004, an increase of $6.5 million or 27 percent. Fuel costs increased $4.7 million or 31 percent compared to the same period in 2003. The average price of fuel increased 24 percent compared to 2003. Port charges increased $1.8 million due to the increased West Coast moves resulting from increased spot exposure.

Back to Contents

Operations expenses, excluding voyage costs discussed above, increased from $49.1 million for the year ended December 31, 2003 to $50.3 million for the year ended December 31, 2004, an increase of $1.2 million or 2 percent. Crew expenses increased $0.9 million due to seagoing salary and benefit increases as well as a higher level of training compared to the same period in 2003. Shoreside support expenses increased $0.7 million, primarily as a result of an increase in personnel, employment related expenses and higher shoreside related insurance premiums.  These increases were offset by lower training costs for shoreside personnel and lower operations related professional fees compared to the same period in 2003.  The cost of supplies for the vessels also increased $0.5 million compared to the same period in 2003. During the second quarter, the Company reversed approximately $0.8 million of previously recorded insurance cl aims and deductibles that no longer required a related liability. This reversal partially offset the increases in expenses discussed above.

Maintenance expense

Maintenance expenses decreased $1.6 million or 7 percent from $22.4 million for the year ended December 31, 2003 to $20.8 million for the year ended December 31, 2004. Routine maintenance incurred during voyages and in port for the year ended December 31, 2003 was consistent with the year ended December 31, 2004. Expenses accrued for maintenance in shipyards decreased $1.4 million from the year ended December 31, 2003 to the year ended December 31, 2004. The Company continuously reviews upcoming shipyard maintenance costs and adjusts the shipyard accrual rate to reflect the expected costs. Increases in regulatory and customer vetting requirements, which increases the scope of maintenance performed in the shipyard, result in higher shipyard costs.

General and Administrative expense

General and administrative expenses increased $3.2 million, or 37 percent, from $8.6 million for the year ended December 31, 2003 to $11.7 million for the year ended December 31, 2004. Professional fees increased $2.3 million as a result of additional litigation expenses and increased audit fees primarily related to additional services necessary to comply with Section 404 of the Sarbanes-Oxley Act of 2002. The remainder of the increase resulted from higher expenses incurred as a result of increased shoreside personnel, employment related expenses and higher non-vessel related insurance premiums.

On February 15, 2005, Stephen A. Van Dyck announced his retirement and entered into a Confidential Transition and Retirement Agreement (the “Agreement”). As of the date of the Agreement, Mr. Van Dyck retired and resigned from all directorships and offices with the Company, including Executive Chairman of the Company’s Board of Directors. He will serve as a consultant to the Company through December 31, 2007. The Company will take a $2.4 million charge in the first quarter of 2005 related to the consulting agreement and to the acceleration of Mr. Van Dyck’s enhanced retirement benefit, which will result in additional general and administrative expenses.

Gain on Sale of Assets

Gain on sale of assets for the year ended December 31, 2003 of $1.1 million consists of a pre-tax gain on the sale of property not used in operations.  The Company did not have any similar transactions in 2004.

Operating Income

As a result of the aforementioned changes in revenue and expenses, operating income decreased from $14.8 million for the year ended December 31, 2003 to $14.5 million for the year ended December 31, 2004, a decrease of $0.3 million, or 2 percent. Operating income for the year ended December 31, 2003 included a $1.1 million pre-tax gain on the sale of property not used in operations.

Income Tax Provision (Benefit)

Income tax provision increased from a $1.1 million income tax benefit for the year ended December 31, 2003 to a $3.0 million income tax provision for the year ended December 31, 2004, an increase of $4.1 million. The Company records reserves for income taxes based on the estimated amounts that it would likely have to pay based on its taxable net income. The Company periodically reviews its position based on the best available information and adjusts its income tax reserve accordingly.  In the third quarters of 2004 and 2003, the Company reduced its income tax reserve by $1.7 million and $7.7 million, respectively. Most of the decrease resulted from the income tax effects

Back to Contents

of the restructuring of Maritrans Partners L.P. to Maritrans Inc. in 1993. Due to the non-cash nature of the reduction, there was no corresponding effect on cash flow or income from operations.

Other Income

Other income for 2003 includes a $4.5 million reversal of an allowance relating to a note receivable from K-Sea Transportation LLC. In 1999, the Company recorded an allowance for doubtful accounts equal to the note due to concerns over K-Sea’s credit worthiness and periodically reviewed the appropriateness of the allowance.  In January 2004, K-Sea repaid the $4.5 million outstanding under the note.  As a result of this receipt, the Company reversed the $4.5 million allowance related to the note receivable in the fourth quarter of 2003.

Net Income

Net income decreased from $18.7 million for the year ended December 31, 2003 to $9.8 million for the year ended December 31, 2004, a decrease of $8.9 million and resulted from the aforementioned changes in revenue and expenses. Net income for the years ended 2004 and 2003 included the effect of the decreases in the Company’s tax reserves discussed above.

Year Ended December 31, 2003 Compared With Year Ended December 31, 2002

Revenues

TCE revenue for the year ended December 31, 2003 compared to the year ended December 31, 2002 is as follows:

	December 31, 2003	December 31, 2002

Voyage revenue	$138,205	$128,987
Voyage costs	23,721	19,755

Time Charter Equivalent	$114,484	$109,232

Vessel utilization	84.3%	81.9%

Available days	4,953	4,956

Revenue days	4,616	4,485

TCE revenue increased from $109.2 million for the year ended December 31, 2002 to $114.5 million for the year ended December 31, 2003, an increase of $5.3 million, or 5 percent, primarily due to an increase in vessel utilization. The increase in utilization had a positive impact on voyage revenue and resulted from fewer vessels out of service for maintenance and double–hull rebuilding in the year ended December 31, 2003 compared to the year ended December 31, 2002.  In the second quarter of 2002, the OCEAN 250 was taken out of service for her double-hull rebuild and returned to service in November 2002 as the M254. The OCEAN STATES was taken out of service early in September 2003 for her double-hull rebuild and returned to service early in the third quarter of 2004 as the M214. Barrels of cargo transported increased from 177.6 million in the year ended December 31, 2002 to 180.0 million in the year ended December 31, 2003.

The majority of the Company’s fleet was deployed in contract business in 2003 with limited exposure to the Jones Act spot market.  Demand for the Company’s services in its contract business during the current year increased compared to 2002 due to high refinery margins experienced by the Philadelphia area refineries in 2003, the need to supply MTBE inventories to the Northeastern U.S. and added demand for gasoline additives on the West Coast in the second and third quarters of 2003. In the fourth quarter of 2003, demand for the Company’s services was similar to 2002 reflecting comparable market characteristics.

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

Back to Contents

Refined product imports, particularly from Europe, continued to have a dampening effect on demand for Jones Act transportation of refined products into the eastern U.S. in 2003.

Operations expense

Voyage costs increased from $19.8 million for the year ended December 31, 2002 to $23.7 million for the year ended December 31, 2003, an increase of $3.9 million or 20 percent. Fuel costs increased $2.5 million, or 19 percent, compared to 2002. The average price per gallon of fuel increased approximately 32 percent compared to 2002. Port charges increased $1.5 million as a result of increased utilization and increases in the costs of the services provided.

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

Maintenance expense

Maintenance expenses increased $3.3 million, or 17 percent, from $19.1 million for the year ended December 31, 2002 to $22.4 million for the year ended December 31, 2003. Routine maintenance incurred during voyages and in port increased $0.7 million from 2002 to 2003. Expenses accrued for maintenance in shipyards increased $2.5 million from the year ended December 31, 2002 to the year ended December 31, 2003. In the second half of 2002 the Company increased its shipyard accrual rate to reflect the expected rise in costs resulting from an increase in regulatory and customer vetting requirements, which increases the scope and frequency of maintenance performed in the shipyard and results in increased costs. Higher accrual rates continued throughout 2003.

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

Other Income

Other income for 2003 includes a $4.5 million reversal of an allowance relating to a note receivable from K-Sea Transportation LLC. The Company recorded an allowance for doubtful accounts equal to the note due to concerns over K-Sea’s credit worthiness and periodically reviewed the appropriateness of the allowance.  In January 2004, K-Sea repaid the $4.5 million outstanding under the note.  As a result of this receipt the Company reversed the $4.5 million allowance related to the note receivable in the fourth quarter of 2003.

Income Tax (Benefit) Provision

Income tax provision decreased from $5.7 million for the year ended December 31, 2002 to an income tax benefit of $1.1 million for the year ended December 31, 2003, a decrease of $6.8 million. The Company records reserves for income taxes based on the estimated amount of tax that it will likely have to pay based on its taxable net income.  The Company periodically reviews its position based on available information and adjusts its income tax reserve accordingly.  In the third quarter of 2003, the Company reduced its income tax reserve by $7.7 million.  Most of the amount of the reserve that was decreased related to the restructuring of Maritrans Partners L.P. to Maritrans Inc. in 1993. Due to the non-cash nature of the reduction, there was no corresponding effect on cash flow or income from operations.

Back to Contents

Net Income

Net income increased from $9.5 million for the year ended December 31, 2002 to $18.7 million for the year ended December 31, 2003, an increase of $9.2 million and resulted from the aforementioned changes in revenue and expenses. Net income for the year ended 2003 included the effect of the $7.7 million decrease in the Company’s tax reserve in the third quarter of 2003, discussed above.

Liquidity and Capital Resources

General

In 2004, net cash provided by operating activities was $28.4 million. These funds, augmented by the Company’s debt facilities, were sufficient to meet debt service obligations and loan agreement covenants, to make capital acquisitions and improvements and to allow the Company to pay a dividend in each of the four quarters in 2004. Management believes funds provided by operating activities, augmented by the Company’s Revolving Credit Facility, described below, and investing activities, will be sufficient to finance operations, anticipated capital expenditures, lease payments and required debt repayments in the foreseeable future. While dividends have been made quarterly in each of the last three years, there can be no assurances that the dividend will continue. The ratio of debt to total capitalization was .41:1 at December 31, 2004.

On February 9, 1999, the Board of Directors authorized a share buyback program for the acquisition of up to one million shares of the Company’s common stock, which represented approximately 8 percent of the 12.1 million shares outstanding at that time. In February 2000 and again in February 2001, the Board of Directors authorized the acquisition of an additional one million shares in the program. The total authorized shares under the buyback program are three million. As of December 31, 2004, 2,485,442 shares had been purchased under the plan.  The plan has been financed by internally generated funds. The Company intends to hold the majority of the shares as treasury stock, although some shares will be used for employee compensation plans and others may be used for acquisition currency and/or other corporate purposes.

Debt Obligations and Borrowing Facility

At December 31, 2004, the Company had $63.1 million in total outstanding debt, secured by mortgages on some of the fixed assets of the Company. The current portion of this debt at December 31, 2004 was $3.8 million.

In November 2001, the Company entered into an $40 million credit and security agreement (“Revolving Credit Facility”) with Citizens Bank (formerly Mellon Bank, N.A.) and a syndicate of other financial institutions (“Lenders”).  Pursuant to the terms of the credit and security agreement, the Company may borrow up to $40 million under the Revolving Credit Facility.  Interest is variable based on either the LIBOR rate plus an applicable margin (as defined in the Revolving Credit Facility) or the prime rate.  The Revolving Credit Facility expires in January 2007.  The Company has granted first preferred ship mortgages and a first security interest in some of the Company’s vessels and other collateral in connection with the Revolving Credit Facility. At December 31, 2004, there were no amounts outstanding under the Revolving Credit Facility. The Revolving Credit Facility requires the Company to maintain its properties in a specific manner, maintain specified insurance on its properties and business, and abide by other covenants which are customary with respect to such borrowings.  The Revolving Credit Facility also requires the Company to meet certain financial covenants.  If the Company fails to comply with any of the covenants contained in the Revolving Credit Facility, the Lenders may declare the entire balance outstanding immediately due and payable, foreclose on the collateral and exercise other remedies under the Revolving Credit Facility. The Company was in compliance with all covenants at December 31, 2004.

In September 2003, the Company entered into additional financing agreements.  The additional agreements consist of a $7.3 million loan with Lombard US Equipment Financing Corp. with a 5-year amortization that accrues interest at an average fixed rate of 5.14 percent. The additional agreements also consist of a $29.5 million loan with Fifth Third Bank with a 9.5 year amortization and a 50 percent balloon payment at the end of the term. This debt accrues interest at an average fixed rate of 5.98 percent on $6.5 million and 5.53 percent on $23.0 million, respectively. Principal payments on the $7.3 million loan are required on a quarterly basis and began in January 2004.  Principal payments on the $29.5 million loan are required on a monthly basis and began in November 2003. The Company has granted first preferred ship mortgages and a first security interest in some of the Company’s vessels and other collateral in connection with the loan agreements.  The loan agreements require the Company to maintain its properties in a specific manner, maintain specified insu rance on its properties and business, and abide by other covenants, which are customary with respect to

Back to Contents

such borrowings.  The loan agreements also require the Company to meet certain financial covenants that began in the quarter ended December 31, 2003.  If the Company fails to comply with any of the covenants contained in the loan agreements, the Lenders may call the entire balance outstanding on the loan agreements immediately due and payable, foreclose on the collateral and exercise other remedies under the loan agreements.  The Company was in compliance with all such covenants at December 31, 2004.

In June 2004, the Company entered into a new $29.5 million term loan (“Term Loan”) with Fifth Third Bank. The debt has a 9.5-year amortization and a 55 percent balloon payment at the end of the term and accrues interest at a fixed rate of 6.28 percent. A portion of the proceeds of the Term Loan were used to pay down existing borrowings under the Revolving Credit Facility. Principal payments on the Term Loan are required on a monthly basis and began in August 2004.  The Company has granted first preferred ship mortgages and a first security interest in the M214 and Honour to secure the new debt. The Term Loan requires the Company to maintain the collateral in a specific manner, maintain specified insurance on its properties and business, and abide by other covenants which are customary with respect to such borrowings.  If the Company fails to comply with any of the covenants contained in the additional debt agre ements, the Lenders may foreclose on the collateral or call the entire balance outstanding on the Term Loan immediately due and payable.  The Company was in compliance with all applicable covenants at December 31, 2004.

As of December 31, 2004, the Company had the following amounts outstanding under its debt agreements:

•	$6.0 million under the 5-year term loan.
•	$28.1 million under the 9.5-year term loan with the 50 percent balloon payment at the end of the term.
•	$29.1 million under the 9.5-year term loan with the 55 percent balloon payment at the end of the term.

Contractual Obligations

Total future commitments and contingencies related to the Company’s outstanding debt obligations, noncancellable operating leases and purchase obligations as of December 31, 2004, are as follows:

	($000’s)

	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years

Debt Obligations	$63,129	$3,756	$8,175	$7,452	$43,746
Operating Leases	2,287	457	829	888	113
Purchase Obligations*	12,229	12,229	—	—	—

Total	$77,645	$16,442	$9,004	$8,340	$43,859

* Purchase obligations represent amounts due under existing vessel rebuild contracts.

In August 2003, the Company awarded a contract to rebuild its sixth large single-hull barge, the OCEAN 193, to a double-hull configuration. The rebuild is expected to have a total cost of approximately $26 million, of which $22 million is a fixed contract with the shipyard and the remainder is material to be furnished by the Company. As of December 31, 2004, $17.5 million had been paid to the shipyard contractor for the project.  The Company has financed, and expects to continue the financing of, this project from a combination of internally generated funds and borrowings under the Company’s Revolving Credit Facility. The rebuild of the OCEAN 193 is expected to be completed in the second quarter of 2005 and return to service renamed the M209.

In September 2004, the Company began refurbishment of the tugboat Enterprise which currently works with the barge OCEAN 193. The refurbishment is expected to have a total cost of approximately $4.5 million. The Company expects to finance this project from internally generated funds. As of December 31, 2004, $0.8 million has been paid for the project. The refurbishment of the Enterprise is expected to be completed in the second quarter of 2005.

Back to Contents

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

Revenue Recognition

The Company records revenue when services are rendered, it has a signed charter agreement or other evidence of an arrangement, pricing is fixed or determinable and collection is reasonably assured. The Company earns revenues under time charters and affreightment/voyage contracts. Revenue from time charters is earned and recognized on a daily basis. Revenue for affreightment/voyage contracts is recognized based upon the percentage of voyage completion. The percentage of voyage completion is based on the number of voyage days worked at the balance sheet date divided by the total number of days expected on the voyage.

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

Net periodic pension cost is determined under the projected unit credit actuarial method. Pension benefits are primarily based on years of service and begin to vest after two years. Employees who are members of unions participating in Maritrans’ collective bargaining agreements are not eligible to participate in the qualified defined benefit retirement plan of Maritrans Inc.

The Maritrans Inc. Retirement Plan formerly utilized a Tactical Asset Allocation investment strategy.  This strategy shifts assets between fixed income and equity investments according to where the market is perceived to be heading.  The range is between 75% and 25% in either form of investment.  The results are measured against a constant benchmark consisting of 65% equity and 35% fixed income.  Effective February 2004, the Company changed to a Strategic Asset Allocation investment strategy that maintains a targeted allocation to the benchmark of 65% equity and 35% fixed income.

Market Risk

The principal market risk to which the Company is exposed is a change in interest rates on debt instruments. The Company manages its exposure to changes in interest rate fluctuations by optimizing the use of fixed and variable rate debt. The table below presents principal cash flows by year of maturity. The Company had only fixed rate debt outstanding at December 31, 2004.  There were no amounts outstanding under the Company’s $40 million Revolving Credit Facility, which is the only variable rate debt, at December 31, 2004.  Variable interest rates disclosed fluctuate with the LIBOR and federal fund rates. The weighted average interest rate at December 31, 2004 was 5.88%.

	Expected Years of Maturity
Liabilities ($000)
	2005	2006	2007	2008	2009	Thereafter

Fixed Rate	$3,756	$3,973	$4,202	$4,445	$3,007	$43,746
Average Interest Rate	5.90%	5.92%	5.94%	5.97%	5.97%	5.97%

Back to Contents

Impact of Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.

Statement 123(R) must be adopted no later than July 1, 2005 by the Company.  The Company will be adopting the provisions of SFAS 123(R) as of July 1, 2005, using the modified prospective method.

The Company adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003 using the modified prospective method described in FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.  Currently, the Company uses the Black-Scholes formula to estimate the value of stock options granted to employees and expects to continue using this acceptable option valuation model upon the required adoption of Statement 123(R) on July 1, 2005. Because Statement 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because the Company adopted Statement 123 using the modified prospective method (which applied only to award granted, modified or settled after the adoption date), compensation cost for some previously granted awards that were not recognized under Statement 123 will be recognized under Statement 123(R). However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements.

Item 7a.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

See discussion under “Market Risk” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Back to Contents

Item 8.	FINANCIAL STATEMENTS & SUPPLEMENTAL DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING

Management of Maritrans Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are be ing made only in accordance with authorizations of management and directors of the company; and  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management evaluated the Company’s internal control over financial reporting as of December 31, 2004.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (COSO).  As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2004, the Company’s internal control over financial reporting was effective.

The Company’s independent auditors, Ernst & Young LLP, have audited management’s assessment of the Company’s internal control over financial reporting.  Their opinion on management’s assessment and their opinions on the effectiveness of the Company’s internal control over financial reporting and on the Company’s financial statements appears on pages 27 and 28 in this annual report on Form 10-K.

/s/ JONATHAN P. WHITWORTH	/s/ WALTER T. BROMFIELD

Jonathan P. Whitworth Chief Executive Officer	Walter T. Bromfield Chief Financial Officer

March 3, 2005

Back to Contents

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Maritrans Inc.

We have audited the accompanying consolidated balance sheets of Maritrans Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maritrans Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Maritrans Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Tampa, Florida
March 3, 2005

Back to Contents

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Maritrans Inc.

We have audited management’s assessment, included in the accompanying Annual Report on Form 10-K, that Maritrans Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Maritrans’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Maritrans Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, Maritrans Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2004 and 2003 and the related statements of income, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2004 of Maritrans Inc. and our report dated March 3, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Tampa, Florida
March 3, 2005

Back to Contents

MARITRANS INC.
CONSOLIDATED BALANCE SHEETS

($000, except share amounts)

	December 31,

	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$6,347	$3,614
Trade accounts receivable (net of allowance for doubtful accounts of $175 and $550, respectively)	14,809	6,139
Claims and other receivables	2,625	3,140
Inventories	3,665	2,854
Deferred income tax benefit	6,061	3,480
Prepaid expenses	3,047	3,210

Total current assets	36,554	22,437
Vessels and equipment	397,523	364,134
Less accumulated depreciation	205,599	183,406

Net vessels and equipment	191,924	180,728
Notes receivable	—	7,815
Goodwill	2,863	2,863
Other	442	1,092

Total assets	$231,783	$214,935

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt due within one year	$3,756	$2,533
Trade accounts payable	4,790	5,649
Accrued shipyard costs	6,393	4,315
Accrued wages and benefits	2,477	1,643
Other accrued liabilities	5,342	5,257

Total current liabilities	22,758	19,397
Long-term debt	59,373	57,560
Accrued shipyard costs	9,589	6,473
Long-term tax payable	6,875	8,500
Other liabilities	4,780	4,777
Deferred income taxes	36,004	33,054
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value, authorized 30,000,000 shares; issued: 2004 – 14,041,330 shares; 2003 – 13,644,498 shares	140	136
Capital in excess of par value	88,195	82,527
Retained earnings	57,350	51,205
Unearned compensation	(1,268)	(614)
Less: Cost of shares held in treasury: 2004 – 5,567,735; 2003 – 5,485,404 shares	(52,013)	(48,080)

Total stockholders’ equity	92,404	85,174

Total liabilities and stockholders’ equity	$231,783	$214,935

See accompanying notes.

Back to Contents

MARITRANS INC.
CONSOLIDATED STATEMENTS OF INCOME

($000, except per share amounts)

	For the year ended December 31,

	2004	2003	2002

Revenues	$149,718	$138,205	$128,987
Costs and expenses:
Operations expense	80,517	72,826	66,299
Maintenance expense	20,761	22,361	19,088
General and administrative	11,709	8,552	7,859
Depreciation	22,193	20,758	19,137

Total operating expense	135,180	124,497	112,383
Gain on sale of assets	—	1,099	—

Operating income	14,538	14,807	16,604
Interest expense (net of capitalized interest of $1,152, $442, and $383 respectively)	(2,318)	(2,458)	(2,600)
Interest income	254	768	857
Other income, net	333	4,529	361

Income before income taxes	12,807	17,646	15,222
Income tax provision (benefit)	2,975	(1,089)	5,708

Net income	$9,832	$18,735	$9,514

Basic earnings per share	$1.20	$2.35	$1.18
Diluted earnings per share	$1.16	$2.22	$1.10
Dividends declared per share	$0.44	$0.44	$0.42

See accompanying notes.

Back to Contents

MARITRANS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents

($000)

	For the year ended December 31,

	2004	2003	2002

Cash flows from operating activities:
Net income	$9,832	$18,735	$9,514
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22,193	20,758	19,137
Deferred income taxes	369	4,439	3,802
Decrease in long-term tax payable	(1,625)	(7,700)	—
Stock compensation	418	158	193
Tax benefit on stock compensation	1,894	671	—
Changes in receivables, inventories and prepaid expenses	(9,268)	3,136	(1,045)
Changes in current liabilities, other than debt	825	3,616	1,747
Non-current asset and liability changes, net	3,772	(3,844)	(2,130)
Gain on sale of assets	—	(1,099)	—

Total adjustments to net income	18,578	20,135	21,704

Net cash provided by operating activities	28,410	38,870	31,218
Cash flows from investing activities:
Proceeds from sale of marine vessels and equipment	—	1,849	—
Collections on notes receivable	8,280	465	766
Purchase of marine vessels and equipment	(33,391)	(25,376)	(32,681)

Net cash used in investing activities	(25,111)	(23,062)	(31,915)
Cash flows from financing activities:
Borrowings under long-term debt	29,500	36,790	9,000
Payment of long-term debt	(2,965)	(41,446)	(10,738)
Payments under revolving credit facility	(30,000)	(4,000)	(2,000)
Borrowings under revolving credit facility	6,500	—	29,500
Proceeds from stock option exercises	86	158	878
Purchase of treasury stock	—	(344)	(25,826)
Dividends declared and paid	(3,687)	(3,591)	(3,436)

Net cash used in financing activities	(566)	(12,433)	(2,622)
Net increase (decrease) in cash and cash equivalents	2,733	3,375	(3,319)
Cash and cash equivalents at beginning of year	3,614	239	3,558

Cash and cash equivalents at end of year	$6,347	$3,614	$239

Supplemental Disclosure of Cash Flow Information:
Interest paid	$3,359	$2,423	$2,624
Income taxes paid	—	$15	$500
Non-cash activities:
Reversal of note receivable allowance	—	$4,500	—

See accompanying notes.

Back to Contents

MARITRANS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
($000, except share amounts)

	Outstanding Shares of Common Stock	Common Stock, $.01 Par Value	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Unearned Compensation	Total

Balance at January 1, 2002	10,160,226	$133	$79,781	$29,983	$(20,978)	$(855)	$88,064
Net income	—	—	—	9,514	—	—	9,514
Cash dividends ($0.42 per share of Common Stock)	—	—	—	(3,436)	—	—	(3,436)
Purchase of treasury shares	(2,234,296)	—	—	—	(25,826)	—	(25,826)
Stock options	210,311	2	774	—	67	—	843
Stock grants and vesting, net of forfeitures	4,076	—	425	—	(293)	(619)	(487)
Restricted stock and option amortization	—	—	—	—	—	715	715

Balance at December 31, 2002	8,140,317	135	80,980	36,061	(47,030)	(759)	69,387

Net income	—	—	—	18,735	—	—	18,735
Cash dividends ($0.44 per share of Common Stock)	—	—	—	(3,591)	—	—	(3,591)
Purchase of treasury shares	(12,600)	—	—	—	(150)	—	(150)
Stock options, net of $0.3 million tax benefit from stock compensation	42,520	—	478	—	(126)	—	352
Stock grants and vesting, net of forfeitures, net of $0.4 million tax benefit from stock compensation	(11,143)	1	990	—	(774)	(500)	(283)
Restricted stock and option amortization	—	—	79	—	—	645	724

Balance at December 31, 2003	8,159,094	136	82,527	51,205	(48,080)	(614)	85,174

Net income	—	—	—	9,832	—	—	9,832
Cash dividends ($0.44 per share of Common Stock)	—	—	—	(3,687)	—	—	(3,687)
Stock options, net of $1.9 million tax benefit from stock compensation	250,898	4	4,561	—	(3,898)	—	667
Stock grants and vesting, net of forfeitures	63,604	—	1,038	—	(35)	(1,475)	(472)
Restricted stock and option amortization	—	—	69	—	—	821	890

Balance at December 31, 2004	8,473,596	$140	$88,195	$57,350	$(52,013)	$(1,268)	$92,404

See accompanying notes.

Back to Contents

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

The Company primarily operates in the Gulf of Mexico and along the coastal waters of the Northeastern United States, particularly the Delaware Bay. The nature of services provided, the customer base, the regulatory environment and the economic characteristics of the Company’s operations are similar, and the Company moves its revenue-producing assets among its operating locations as business and customer factors dictate.  Maritrans believes that aggregation of the entire marine transportation business provides the most meaningful disclosure.

Principles of Consolidation

The consolidated financial statements include the accounts of Maritrans Inc. and subsidiaries, all of which are wholly owned. All significant intercompany transactions and accounts have been eliminated in consolidation.

Reclassifications

Certain amounts from prior year financial statements have been reclassified to conform to their current year presentation, including the reclassification of $5.6 million from deferred taxes to long-term tax payable. The Company also reclassified $1.4 million in accrued pension to a long-term liability.  Both of these reclassifications were made to the year ended December 31, 2003 balance sheets. The Company has made the corresponding adjustments to the Consolidated Statements of Cash Flows.  These changes in classification do not affect previously reported cash flows from operating activities.  There was no impact on the Company’s revenues or expenses as a result of the reclassifications.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents at December 31, 2004 and 2003 consisted of cash and commercial paper, the carrying value of which approximates fair value. For purposes of the consolidated financial statements, short-term, highly liquid debt instruments with original maturities of three months or less are considered to be cash equivalents.

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

The Oil Pollution Act of 1990 requires all newly constructed petroleum tank vessels engaged in marine transportation of oil and petroleum products in the U.S. to be double-hulled and gradually phases out the operation of single-hulled tank vessels based on size and age.  The Company has announced a construction program to rebuild its single-hulled barges with double hulls over the next several years. Barges that are rebuilt to a double-hull

Back to Contents

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

configuration are depreciated over a period of 20 years from the date of reconstruction.  In December 2005, one of the Company’s large oceangoing single-hull vessels will be at its legislatively determined retirement date if it is not rebuilt by that time. By July 2006, two of the Company’s large oceangoing, single-hulled vessels will be at their legislatively determined retirement date if they are not rebuilt by that time.

Long-lived assets, including goodwill, are reviewed separately for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  When required, an impairment loss is recognized based on the difference between the fair value of an asset and its related carrying value. During the years ended December 31, 2004, 2003 and 2002, the Company did not recognize an impairment loss.

Intangible Assets

Goodwill of $2,863,000 at December 31, 2004 and 2003 represents the excess cost over the fair market value of the net assets acquired at the date of acquisition.

In September 2001, the FASB issued Statements of Financial Accounting Standards No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), effective for fiscal years beginning after December 15, 2001.  Under the new rules, goodwill is no longer amortized but is subject to the annual impairment tests in accordance with the Statements. Other intangible assets continue to be amortized over their useful lives. The Company adopted the new rules on accounting for goodwill and other intangible assets on January 1, 2002.  The Company has completed its required impairment tests of goodwill for the year ended December 31, 2004 and the Company has concluded that there is no impairment of goodwill on the accompanying consolidated balance sheet.

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

Revenue Recognition

The Company records revenue when services are rendered, it has a signed charter agreement or other evidence of an arrangement, pricing is fixed or determinable and collection is reasonably assured. The Company earns revenues under time charters and affreightment/voyage contracts. Revenue from time charters is earned and recognized on a daily basis. Revenue for affreightment/voyage contracts is recognized based upon the percentage of voyage completion. The percentage of voyage completion is based on the number of voyage days worked at the balance sheet date divided by the total number of days expected on the voyage.

Significant Customers

During 2004, the Company derived revenues aggregating 47 percent of total revenues from three customers, each one representing more than 13 percent of revenues. In 2003, revenues from three customers aggregated 46 percent of total revenues and in 2002, revenues from three customers aggregated 50 percent of total revenues. The Company does not necessarily derive 10 percent or more of its total revenues from the same group of customers each year. In 2004, approximately 90 percent of the Company’s total revenue was generated by ten customers. Credit is extended to various companies in the petroleum industry in the normal course of business. The Company generally does not require collateral. This concentration of credit risk within this industry may be affected by changes in economic or other conditions and may, accordingly, affect the overall credit risk of the Company.

Back to Contents

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

Related Party Transactions

The Company obtained protection and indemnity insurance coverage from a mutual insurance association, whose chairman was also the Chairman of Maritrans Inc. in 2004. The related insurance expense was $2,465,000, $2,359,000 and $2,398,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The Company paid amounts for legal services to a law firm, a partner of which serves on the Company’s Board of Directors.  The related legal expense was $170,000, $184,000 and $569,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Fair Value of Financial Instruments

The book value of cash, accounts and notes receivable, accounts payable, and prepaid and accrued expenses approximate the carrying value due to the short-term nature of these financial instruments. The Company believes the carrying value of long-term debt approximates the fair value based on fixed interest rates on the Company’s debt approximating market value.

Stock Based Compensation

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”).  SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide three alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS 148 also amends the disclosure provisions of SFAS 123 and Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting”.  SFAS 148 is effective for fiscal years ending after December 15, 2002, with certain disclosure requirements effective for interim periods beginning after December 15, 2002. The Company adopted the transiti on provision of SFAS 148 using the prospective method beginning January 1, 2003. The prospective method requires the Company to apply the fair value based method to all employee stock awards granted, modified or settled in its consolidated statements of income beginning on the date of adoption. If the Company had adopted SFAS 148 using the prospective method on January 1, 2002, diluted earnings per share would have been lower by $0.02 for the year ended December 31, 2002.

Through December 31, 2002, the Company had elected to follow APB Opinion No. 25, “Accounting for Stock Issued to Employees and Related Interpretations” in accounting for its employee stock options. Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2003 and 2002, respectively: risk free rates of 2.9% and 4.4%; weighted average dividend yields of 3.6% and 3.4%; weighted average volatility factors of the expected market price of the Company’s common stock of 0.31 and 0.30; and a weighted average expected life of the option of seven years. The weighted average fair value of options granted in 2003 an d 2002 was $3.00 and $3.12, respectively.  No options were granted in 2004.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense under the straight-line method over the options vesting period. The Company’s pro forma information is as follows:

	2004	2003	2002

	($000, except per share data)
Net income as reported	$9,832	$18,735	$9,514
Add: Stock based compensation included in net income, net of tax	50	32	—
Deduct: Total pro forma stock based compensation determined under the fair value method, net of tax	69	135	120

Pro forma net income	$9,813	$18,632	$9,394

Basic earnings per share as reported	$1.20	$2.35	$1.18
Pro forma basic earnings per share	$1.20	$2.34	$1.17
Diluted earnings per share as reported	$1.16	$2.22	$1.10
Pro forma diluted earnings per share	$1.16	$2.21	$1.08

Back to Contents

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

Impact of Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.

Statement 123(R) must be adopted no later than July 1, 2005 by the Company.  The Company will be adopting the provisions of SFAS 123(R) as of July 1, 2005, using the modified prospective method.

The Company adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003 using the modified prospective method described in FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Currently, the Company uses the Black-Scholes formula to estimate the value of stock options granted to employees and expects to continue using this acceptable option valuation model upon the required adoption of Statement 123(R) on July 1, 2005.  Because Statement 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because the Company adopted Statement 123 using the modified prospective method (which applied only to award granted, modified or settled after the adoption date), compensation cost for some previously granted awards that were not recognized under Statement 123 will be recognized under Statement 123(R). However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements.

2.          Stock Buyback

On February 9, 1999, the Board of Directors authorized a stock buyback program for the acquisition of up to one million shares of the Company’s common stock. In February 2000 and again in February 2001, the Board of Directors authorized the acquisition of an additional one million shares in the program. The total authorized shares under the program are three million. As of December 31, 2004, 2,485,442 shares were purchased under the plan. There were no shares repurchased under the program during 2004.

3.          Earnings per Common Share

The following data show the amounts used in computing basic and diluted earnings per share (EPS):

	2004	2003	2002

	($000)
Income available to common stockholders used in basic EPS	$9,832	$18,735	$9,514

Weighted average number of common shares used in basic EPS	8,200	7,963	8,055
Effect of dilutive securities:
Stock options and restricted shares	244	464	629

Weighted number of common shares and dilutive potential common stock used in diluted EPS	8,444	8,427	8,684

The following options to purchase shares of common stock with their range of exercise prices were not included in the computation of diluted earnings per share for each period because their exercise prices were greater than the average market price of common stock during the relevant periods:

	2004	2003	2002

Number of options	—	430	18,040
Range of exercise price	$—	$14.15	$14.20

Back to Contents

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

4.          Shareholder Rights Plan

On June 26, 2002, the Board of Directors of Maritrans Inc. adopted a new Shareholder Rights Plan (the “Plan”), which became effective on August 1, 2002 and declared a dividend distribution of one Right for each outstanding share of Common Stock, $.01 par value of the Company to stockholders of record at the close of business on August 1, 2002. The Plan became effective immediately upon the expiration of the Company’s previous shareholder rights plan adopted in 1993. Under the Plan, each share of Common Stock has attached thereto a Right (a “Right”) which entitles the registered holder to purchase from the Company one one-hundredth of a share (a “Preferred Share Fraction”) of Series A Junior Participating Preferred Shares, par value $.01 per share, of the Company (“Preferred Shares”), or a combination of securities and assets of equivalent value, at a Purchase Price of $57, subject to adj ustment. Each Preferred Share Fraction carries voting and dividend rights that are intended to produce the equivalent of one share of Common Stock. The Rights are not exercisable for a Preferred Share Fraction until the earlier of (each, a “Distribution Date”) (i) 10 days following a public announcement that a person or group has acquired, or obtained the right to acquire, beneficial ownership of 20 percent or more of the outstanding shares of Common Stock or (ii) the close of business on a date fixed by the Board of Directors following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 20 percent or more of the outstanding shares of Common Stock.

The Rights may be exercised for Common Stock if a “Flip-in” or “Flip-over” event occurs. If a “Flip-in” event occurs and the Distribution Date has passed, the holder of each Right, with the exception of the acquirer, is entitled to purchase $114 worth of Common Stock for $57. The Rights will no longer be exercisable into Preferred Shares at that time. “Flip-in” events are events relating to 20 percent stockholders, including without limitation, a person or group acquiring 20 percent or more of the Common Stock, other than in a tender offer that, in the view of the Board of Directors, provides fair value to all of the Company’s shareholders. If a “Flip-over” event occurs, the holder of each Right is entitled to purchase $114 worth of the acquirer’s stock for $57. A “Flip-over” event occurs if the Company is acquired or merged and no outstanding shares remain or if 50 percent of the Company’s assets or earning power is sold or transferred. The Plan prohibits the Company from entering into this sort of transaction unless the acquirer agrees to comply with the “Flip-over” provisions of the Plan.

The Rights can be redeemed by the Company for $.01 per Right until up to ten days after the public announcement that someone has acquired 20 percent or more of the Company’s Common Stock (unless the redemption period is extended by the Board in its discretion). If the Rights are not redeemed or substituted by the Company, they will expire on August 1, 2012.

5.          Stock Incentive Plans

Maritrans Inc. has a stock incentive plan (the “Plan”), whereby non-employee directors, officers and other key employees may be granted stock, stock options and, in certain cases, receive cash under the Plan. Any outstanding options granted under the Plan are exercisable at a price not less than market value of the shares on the date of grant. The maximum aggregate number of shares available for issuance under the Plan was 1,750,000. The Plan provided for the automatic grant of non-qualified stock options to non-employee directors, on a formulaic biannual basis, of options to purchase shares equal to two multiplied by the aggregate number of shares distributed to such non-employee director under the Plan during the preceding calendar year. In 2003 and 2002 there were 1,635 and 3,203 shares, respectively, issued to non-employee directors. Compensation expense equal to the fair market value on the date of the grant to the d irectors is included in general and administrative expense in the consolidated statements of income. During 2003 and 2002, there were 42,945 and 26,172 shares, respectively, of restricted stock issued under the Plan and subject to restriction provisions. The restrictions lapse in up to a three-year period from the date of grant. The weighted average fair value of the restricted stock issued during 2003 and 2002 was $12.33 and $11.45. The shares are subject to forfeiture under certain circumstances. Unearned compensation, representing the fair market value of the shares at the date of issuance, is amortized to expense on a straight-line basis over the vesting period. In April 2003, the Plan expired.  Therefore there were no remaining shares or options reserved for grant as of December 31, 2003.

In May 1999, the Company adopted the Maritrans Inc. 1999 Directors’ and Key Employees Equity Compensation Plan (the “99 Plan”), which provides non-employee directors, officers and other key employees with certain rights to acquire common stock and stock options. The aggregate number of shares available for issuance

Back to Contents

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

under the 99 Plan is 900,000 and the shares are issued from treasury shares. Any outstanding options granted under the 99 Plan are exercisable at a price not less than market value of the shares on the date of grant. During 2004 and 2003 there were 2,283 and 1,746 shares, respectively, issued to non-employee directors. Compensation expense equal to the fair market value on the date of the grant to the directors is included in general and administrative expense in the consolidated statements of income. During 2004, 2003 and 2002, there were 105,083, 2,712 and 35,706, respectively, shares of restricted stock issued under the 99 Plan and subject to restriction provisions. The restrictions lapse in up to a five-year period from the date of grant. The weighted average fair value of the restricted stock issued during 2004, 2003 and 2002 was $15.40, $14.15 and $11.62. The shares are subject to forfeiture under certain circumstances. Unearned compensation, repre senting the fair market value of the shares at the date of issuance, is amortized to expense on a straight-line basis over the vesting period. At December 31, 2004 and 2003, 46,091 and 138,970 remaining shares and options within the Plan were reserved for grant, respectively.

Compensation expense for all restricted stock was $821,000, $623,000 and $715,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Information on stock options follows:

	Number of Options	Exercise Price	Weighted Average Exercise Price

Outstanding at 12/31/01	1,096,210	$4.000-9.125	$6.04
Granted	79,131	11.450-14.200	12.08
Exercised	220,630	4.000-9.125	4.38
Cancelled or forfeited	14,697	6.000-8.850	7.47
Expired	5,023	7.938-9.125	8.19

Outstanding at 12/31/02	934,991	$5.000-14.200	$6.90

Granted	65,727	12.330-14.150	12.93
Exercised	65,580	5.000-6.000	5.40
Cancelled or forfeited	7,230	12.330	12.33
Expired	—	—	—

Outstanding at 12/31/03	927,908	$5.625-14.200	$7.39

Granted	—	—	—
Exercised	563,670	5.375-14.200	6.42
Cancelled or forfeited	12,006	6.500-12.330	11.85
Expired	—	—	—

Outstanding at 12/31/04	352,232	$5.375-14.200	$8.79

Exercisable
December 31, 2002	543,777	$5.000-9.125	$6.25
December 31, 2003	710,336	$5.375-8.550	$6.35
December 31, 2004	224,730	$5.375-14.200	$7.09

Outstanding options have an original term of up to ten years, are exercisable in installments over two to four years, and expired beginning in 2002. The weighted average remaining contractual life of the options outstanding at December 31, 2004 is 6 years.

6.          Income Taxes

The income tax provision consists of:

	2004	2003	2002

	($000)
Current:
Federal	$2,499	$2,027	$1,499
State	107	145	407
Deferred:
Federal	354	(3,045)	3,639
State	15	(216)	163

	$2,975	$(1,089)	$5,708

Back to Contents

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

The differences between the federal statutory tax rate in 2004, 2003 and 2002 and the effective tax rates were as follows:

	2004	2003	2002

	($000)
Statutory federal tax provision	$4,482	$6,176	$5,328
State income taxes, net of federal income tax benefit	195	229	492
Non-deductible items	68	67	68
Other	(1,770)	(7,561)	(180)

	$2,975	$(1,089)	$5,708

Principal items comprising deferred income tax liabilities and assets as of December 31, 2004 and 2003 are:

	2004	2003

	($000)
Deferred tax liabilities:
Depreciation	$37,292	$33,054
Prepaid expenses	1,833	5,171

	39,125	38,225

Deferred tax assets:
Reserves and accruals	9,182	8,651

	9,182	8,651

Net deferred tax liabilities	$29,943	$29,574

The Company’s effective tax rate differs from the federal statutory rate due primarily to state income taxes and certain nondeductible items.

The Company records reserves for income taxes based on the estimated amounts that it would likely have to pay based on its taxable income.  The Company periodically reviews its position based on the best available information and adjusts its income tax reserve accordingly.  In the third quarters of 2004 and 2003, the Company reduced its income tax reserve by $1.7 and $7.7 million, respectively.  Most of this decrease resulted from the income tax effects of the restructuring of Maritrans Partners L.P. to Maritrans Inc. in 1993.  Due to the non-cash nature of the reduction, there was no corresponding effect on cash flow or income from operations.

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

Net periodic pension cost was determined under the projected unit credit actuarial method. Pension benefits are primarily based on years of service and begin to vest after two years. Employees who are members of unions participating in Maritrans’ collective bargaining agreements are not eligible to participate in the qualified defined benefit retirement plan of Maritrans Inc.  Approximately 67 percent of the Company’s employees are covered by collective bargaining agreements.

Back to Contents

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

The Company uses a measurement date of December 31 for the pension plan.  The following table sets forth changes in the plan’s benefit obligation, changes in plan assets and the plan’s funded status as of December 31, 2004 and 2003:

	2004	2003

	($000)
Change in benefit obligation
Benefit obligation at beginning of year	$31,009	$27,466
Service cost	630	518
Interest cost	1,852	1,834
Actuarial loss	1,430	2,682
Benefits paid	(1,523)	(1,491)

Benefit obligation at end of year	$33,398	$31,009

Change in plan assets
Fair value of plan assets at beginning of year	$28,712	$25,385
Actual return on plan assets	2,773	4,818
Employer contribution	897	—
Benefits paid	(1,523)	(1,491)

Fair value of plan assets at end of year	$30,859	$28,712

Funded status	(2,539)	(2,298)
Unrecognized net actuarial gain	(1,879)	(2,440)
Unrecognized prior service cost	1,053	1,190

Accrued benefit cost	$(3,365)	$(3,548)

Information for pension plans with an accumulated benefit obligation in excess of plan benefits
Projected benefit obligation	$33,398	$31,009
Accumulated benefit obligation	$31,761	$29,733
Fair value of plan assets	$30,859	$28,712
Weighted average assumptions used to determine benefit obligations at December 31, 2004 and 2003
Discount rate	5.75%	6.00%
Rate of compensation increase	5.00%	5.00%
Weighted average assumptions used to determine net periodic benefit cost for years ended December 31, 2004 and 2003
Discount rate	6.00%	6.75%
Expected rate of return	6.75%	6.75%
Rate of compensation increase	5.00%	5.00%
Plan asset distribution, at fair value
Fixed income securities	32%	32%
Equity securities	62%	62%
Other	6%	6%

Total	100%	100%

The estimated future benefit payments, which reflect expected future service, are expected to be paid:

($000)

2005	$1,534
2006	1,560
2007	1,589
2008	1,754
2009	1,936
2010-2014	$10,866

Back to Contents

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

Net periodic pension cost included the following components for the years ended December 31,

	2004	2003	2002

	($000)
Components of net periodic benefit pension cost
Service cost of current period	$630	$518	$505
Interest cost on projected benefit obligation	1,852	1,834	1,772
Expected return on plan assets	(1,906)	(1,664)	(2,006)
Amortization of prior service cost	138	138	138
Recognized net actuarial gain	—	—	(401)

Net periodic pension cost	$714	$826	$8

The Maritrans Inc. Retirement Plan utilized a Tactical Asset Allocation investment strategy.  This strategy shifts assets between fixed income and equity investments according to where the market is perceived to be heading.  The range is between 75% and 25% in either form of investment.  The results are measured against a constant benchmark consisting of 65% equity and 35% fixed income.  Effective February 2004, the Company changed to a Strategic Asset Allocation investment strategy that maintains a targeted allocation to the benchmark of 65% equity and 35% fixed income.

Substantially all of the shoreside employees participate in a qualified defined contribution plan. Contributions under the plan are determined annually by the Board of Directors of Maritrans Inc. and were $232,000, $230,000 and $132,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The Company expects to contribute $274,000 to the retirement plan in 2005.  Dividends received on plan assets were $5,000 and $17,000 for the years ended December 31, 2003 and 2002, respectively.  No dividends were received on plan assets during the year ended December 31, 2004.  All dividends received were reinvested in the plan.

The long-term rate of return on plan assets is based on the current and expected asset allocations.  Additionally, the long-term rate of return is based on historical returns, investment strategy, inflation expectations and other economic factors.  The expected long-term rate of return is then applied to the market value of plan assets.

Beginning in 1999, all of the Company’s seagoing employee retirement benefits are provided through contributions to industry-wide, multi-employer seaman’s pension plans. Prior to 1999, the seagoing supervisors were included in the Company’s retirement plan as discussed above. Contributions to industry-wide, multi-employer seamen’s pension plans, which cover substantially all seagoing personnel, were approximately $1,128,000, $1,057,000 and $997,000 for the years ended December 31, 2004, 2003 and 2002, respectively. These contributions include funding for current service costs and amortization of prior service costs of the various plans over periods of 30 to 40 years. The pension trusts and union agreements provide that contributions be made at a contractually determined rate per man-day worked. Maritrans Inc. and its subsidiaries are not administrators of the multi-employer seamen’s pension plans.

8.           Note Receivable

In December 1999, the Company sold vessels to K-Sea Transportation LLC for total consideration of $33.5 million, which consisted of $29 million in cash and a $4.5 million subordinated note receivable maturing in December 2007. On January 14, 2004, the Company received payment of the $4.5 million note from K-Sea Transportation LLC.

In December 1999, the Company sold vessels to Vane Line Bunkering, Inc. for total consideration of $14 million, which consisted of $10 million in cash and a $4 million promissory note maturing in December 2009.  On April 2, 2004, Vane repaid the remaining $2.7 million under the note.

Back to Contents

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

9.          Debt

Long term debt is as follows:

	December 31,

	2004	2003

	($000)
Revolving credit facility with Citizens Bank variable interest rate	$—	$23,500
Term loans, fixed monthly payments, 50% balloon payment at termination, maturity date April 2013, $21,890 and $6,193 at average fixed rates of 5.53% and 5.98%, respectively, at December 31, 2004	28,083	29,303
Term loans, fixed quarterly payments, maturity date October 2008, at average fixed rate of 5.14% at December 31, 2004	5,977	7,290
Term loans, fixed monthly payments, 55% balloon payment at termination, maturity date January 2014, at average fixed rate of 6.28% at December 31, 2004	29,069	—

	63,129	60,093
Less current portion	(3,756)	(2,533)

	$59,373	$57,560

In November 2001, the Company entered into a $40 million credit and security agreement (“Revolving Credit Facility”) with Citizens Bank (formerly Mellon Bank, N.A.) and a syndicate of other financial institutions (“Lenders”). Pursuant to the terms of the credit and security agreement, the Company could borrow up to $40 million under the Revolving Credit Facility.  Interest is variable based on either the LIBOR rate plus an applicable margin (as defined in the Revolving Credit Facility) or the prime rate. The Revolving Credit Facility expires in January 2007.  The Company has granted first preferred ship mortgages and a first security interest in some of the Company’s vessels and other collateral in connection with the Revolving Credit Facility.

In September 2003, the Company entered into additional financing agreements. The additional agreements consist of a $7.3 million loan with Lombard US Equipment Financing Corp. with a 5-year amortization that accrues interest at an average fixed rate of 5.14 percent.  The additional agreements also consist of a $29.5 million loan with Fifth Third Bank with a 9.5-year amortization and a 50 percent balloon payment at the end of the term. This debt accrues interest at an average fixed rate of 5.98 percent on $6.5 million and 5.53 percent on $23.0 million, respectively.  Principal payments on the $7.3 million loan were required on a quarterly basis and began in January 2004. Principal payments on the $29.5 million loan were required on a monthly basis and began in November 2003. The Company has granted first preferred ship mortgages and a first security interest in some of the vessels and other collateral to the Lenders as a guaran tee of the debt.

In June 2004, the Company entered into a new $29.5 million term loan (“Term Loan”) with Fifth Third Bank. The debt has a 9.5-year amortization and a 55 percent balloon payment at the end of the term and accrues interest at a fixed rate of 6.28 percent. A portion of the proceeds of the Term Loan were used to pay down existing borrowings under the Revolving Credit Facility. Principal payments on the Term Loan are required on a monthly basis and began in August 2004. The Company has granted first preferred ship mortgages and a first security interest in the M214 and Honour to secure the new debt.

The Revolving Credit Facility, the Term Loans and the financing agreements require the Company to maintain its properties in good condition, maintain specified insurance on its properties and business, and abide by other covenants, which are customary with respect to such borrowings. The Revolving Credit Facility also requires the Company to meet certain financial covenants. The Company was in compliance with all applicable covenants at December 31, 2004.

Back to Contents

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

The maturity schedule for outstanding indebtedness under existing debt agreements at December 31, 2004 is as follows:

($000)

2005	$3,756
2006	3,973
2007	4,202
2008	4,445
2009	3,007
Thereafter	43,746

$63,129

10.          Commitments and Contingencies

Minimum future rental payments under noncancellable operating leases at December 31, 2004 are as follows:

($000)

2005	$457
2006	407
2007	422
2008	436
2009	452
Thereafter	113

$2,287

Total rent expense for all operating leases was $657,000, $574,000 and $578,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

In the ordinary course of its business, claims are filed against the Company for alleged damages in connection with its operations. Management is of the opinion that the ultimate outcome of such claims at December 31, 2004 will not have a material adverse effect on the consolidated financial statements.

In July 2002, the Company received a $0.5 million litigation award and is included in other income in the consolidated statement of income.

The Company has been named in approximately 164 cases in which individuals alleged unspecified damages for exposure to asbestos and, in most of these cases, tobacco smoke. The status of many of these claims is uncertain.  Although the Company believes these claims are without merit, it is impossible at this time to predict the final outcome of any such suit. Management believes that any material liability would be adequately covered by applicable insurance and would not have a material adverse effect on the Company’s financial condition and results of operations.

The Company is engaged in litigation against a competitor relating to its double-hull patent.  On April 3, 2003, the Company sued Penn Maritime, Inc. in the U.S. District Court for the Middle District of Florida (Maritrans Inc. v. Penn Maritime, Inc.) for patent infringement, misappropriation of the Company’s trade secrets, and other causes of action. In addition to its claim for patent infringement, the Company claims in excess of $13.5 million in affirmative damages plus punitive damages under the Florida Trade Secrets Act and Florida common law.  Penn Maritime, Inc. had counterclaimed for $7 million plus punitive damages under the Lanham Act and state unfair competition laws, asserting that Maritrans obtained its patent through fraud. On February 28, 2005, the Court granted Maritrans’ Motion for Summary Judgment dismissing all of Penn Maritime’s damage claims, leaving only its request for a Declara tory Judgment to invalidate Maritrans’ patent for trial.

In August 2003, the Company awarded a contract to rebuild its sixth large single-hull barge, the OCEAN 193, to a double-hull configuration. The rebuild is expected to have a total cost of approximately $26 million, of which $22 million is a fixed contract with the shipyard and the remainder is material to be furnished by the Company. As of

Back to Contents

NOTES TO THE CONSOLIDATED

FINANCIAL STATEMENTS (Continued)

December 31, 2004, $17.5 million had been paid to the shipyard contractor for the project.  The Company has financed, and expects to continue the financing of, this project from a combination of internally generated funds and borrowings under the Company’s Revolving Credit Facility. The rebuild of the OCEAN 193 is expected to be completed in the second quarter of 2005 and return to service renamed the M 209.

In September 2004, the Company began refurbishment of the tugboat Enterprise which currently works with the barge OCEAN 193. The refurbishment is expected to have a total cost of approximately $4.5 million. The Company expects to finance this project from internally generated funds. As of December 31, 2004, $0.8 million has been paid for the project. The refurbishment of the Enterprise is expected to be completed in the second quarter of 2005.

11.          Subsequent Event

On February 15, 2005, Stephen A. Van Dyck announced his retirement and entered into a Confidential Transition and Retirement Agreement (the “Agreement”). As of the date of the Agreement, Mr. Van Dyck retired and resigned from all directorships and offices with the Company, including Executive Chairman of the Company’s Board of Directors. He will serve as a consultant to the Company through December 31, 2007. The Company will take a $2.4 million charge in the first quarter of 2005 related to the consulting agreement and to the acceleration of Mr. Van Dyck’s enhanced retirement benefit, which will result in additional general and administrative expenses.

12.          Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	($000, except per share amounts)
2004
Revenues	$34,661	$36,747	$38,285	$40,025
Operating income	3,166	4,997	3,406	2,969
Net income	1,787	3,112	3,492	1,441
Basic earnings per share	$0.22	$0.38	$0.42	$0.17
Diluted earnings per share	$0.21	$0.37	$0.41	$0.17
2003
Revenues	$35,929	$36,212	$33,684	$32,380
Operating income	5,443	6,265	2,045	1,054
Net income	3,179	3,754	8,603	3,199
Basic earnings per share	$0.40	$0.47	$1.08	$0.40
Diluted earnings per share	$0.37	$0.45	$1.02	$0.38

Back to Contents

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Internal Control over Financial Reporting

a)	The Company’s management’s report on internal control over financial reporting is set forth in Item 8 of the Annual Report on Form 10-K and is incorporated by reference herein.

b)
No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.   OTHER INFORMATION

On February 15, 2005, the Compensation Committee of the Board of Directors of Maritrans Inc. made the following grants of restricted stock to Executive Officers for performance during the 2004 fiscal year. The grants were based on the performance of each Executive Officer in accordance with performance criteria established and approved by the Compensation Committee in February 2004, which were not set forth in a written agreement.

Executive Officer	Number of Shares Granted on February 15, 2005

Walter T. Bromfield, Vice President, Secretary and Chief Financial Officer	2,581
Stephen M. Hackett, Executive Vice President, Maritrans Operating Company L.P.	3,441
Rosalee R. Fortune, President, Maritrans Business Services Co., Inc.	1,377
Matthew J. Yacavone, Senior Vice President of Business Planning and Development	731

The Compensation Committee also approved the grant of 13,500 shares of restricted stock to Jonathan P. Whitworth to be issued in April 2005.

In addition, the Compensation Committee established maximum grant amounts and performance criteria for incentive compensation to be paid in the form of restricted stock grants to certain Executive Officers for the 2005 fiscal year. The performance criteria established by the Compensation Committee for the 2005 fiscal year are specific to each individual. All goals fall under one of the following four categories: Finance, Customer, Process and People. Each Executive Officer will be eligible to receive a restricted stock award from 0 to 43% of base salary based on the percentage of performance criteria achieved and job level. The maximum compensation Jonathan P. Whitworth may receive in 2006 in the form of restricted stock is 15,000 shares.

Back to Contents

PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Corporate Governance Matters

The Company has adopted a Business Ethics Policy that applies to, among others, the Chairman, Chief Executive Officer, Chief Financial Officer and Controller, as required by Section 406 of the Sarbanes-Oxley Act of 2002.  Furthermore, the Company has adopted Corporate Governance Guidelines and charters for its Audit, Compensation and Nominating and Corporate Governance Committees. Each of the foregoing is available on the Company’s website at www.maritrans.com.  The Company will provide copies of any of the foregoing upon receipt of a written request.

Directors and Executive Officers of the Registrant

Information with respect to directors of the Registrant, and information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, is incorporated herein by reference to the Registrant’s definitive Proxy Statement (the “Proxy Statement”) to be filed with the Securities and Exchange Commission (the “Commission”) not later than 120 days after the close of the year ended December 31, 2004, under the captions “Information Regarding Nominees For Election As Directors And Regarding Continuing Directors” and “Section 16(A) Beneficial Ownership Reporting Compliance.”

The individuals listed below were directors and executive officers of Maritrans Inc. or its subsidiaries as of March 1, 2005.

Name	Age(1)	Position

William A. Smith (2)(3)	60	Non-Executive Chairman of the Board of Directors
Dr. Robert E. Boni (2)	77	Director
Dr. Craig E. Dorman (2)(4)	64	Director
Frederick C. Haab (3)(4)	67	Director
Robert J. Lichtenstein (4)	57	Director
Brent A. Stienecker (3)(5)	66	Director
Jonathan P. Whitworth	38	Chief Executive Officer and President, Maritrans General Partner Inc.
Walter T. Bromfield	49	Vice President, Secretary and Chief Financial Officer
Stephen M. Hackett	46	Executive Vice President, Maritrans Operating Company L.P.
Rosalee R. Fortune	55	President, Maritrans Business Services Co., Inc.
Christopher J. Flanagan	45	Senior Vice President, Maritrans Operating Company L.P.
Matthew J. Yacavone	37	Senior Vice President of Business Planning and Development

(1)	As of March 1, 2005
(2)	Member of the Compensation Committee
(3)	Member of the Audit Committee
(4)	Member of the Nominating and Corporate Governance Committee
(5)	The Board of Directors of Maritrans Inc. has determined that Mr. Stienecker is the Audit Committee financial expert and is an independent director.

Back to Contents

Mr. Whitworth is Chief Executive Officer of the Company and President of Maritrans General Partner Inc., a wholly owned subsidiary of the Company.  Mr. Whitworth was appointed to Chief Executive Officer in May 2004.  Prior to May 2004, Mr. Whitworth was Managing Director at Teekay Shipping (USA), Inc., where he had been employed since 2000.  Previously, Mr. Whitworth had been Head of Business Development for SeaRiver Maritime Inc., a wholly-owned subsidiary of ExxonMobil Corporation, where he had been employed since 1994.

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

Mr. Flanagan is Senior Vice President, Maritrans Operating Company L.P., a wholly owned subsidiary of the Company and began employment with the Company in September 2004.  Prior to September 2004, Mr. Flanagan was the Safety, Health, Environmental and Projects Manager at SeaRiver Maritime Inc., a wholly-owned subsidiary of ExxonMobil Corporation, where he had been continuously employed in various engineering capacities since 1981.

Mr. Yacavone is Senior Vice President of Business Planning and Development. Mr. Yacavone joined Maritrans in January of 2004 as Head of Business Planning and Development. Starting in November 2004, Mr. Yacavone is also acting as Interim Senior Vice President of Maritrans Operating Company L.P., a wholly owned subsidiary of the Company. Previously, he was employed by Crowley Marine Services as Director of Marine Operations where he had been continuously employed in various capacities since 1993.

Item 11  EXECUTIVE COMPENSATION*

Item 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT*

Item 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS*

Item 14  PRINCIPAL ACCOUNTING FEES AND SERVICES*

*The information required by Item 11, Executive Compensation, by Item 12, Security Ownership of Certain Beneficial Owners and Management, by Item 13, Certain Relationships and Related Transactions and by Item 14, Principal Accounting Fees and Services, is incorporated herein by reference to the Proxy Statement under the headings “Compensation of Directors and Executive Officers”, “Security Ownership of Certain Beneficial Owners and Management”, “Certain Transactions” and “Independent Auditors”.

Back to Contents

PART IV

Item 15.		EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

			Page

(a)	(1)	Financial Statements

		Report of Independent Registered Public Accounting Firm	27

		Maritrans Inc. Consolidated Balance Sheets at December 31, 2004 and 2003	29

		Maritrans Inc. Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002	30

		Maritrans Inc. Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	31

		Maritrans Inc. Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002	32

		Notes to the Consolidated Financial Statements	33

	(2)	Financial Statement Schedules

		Schedule II Maritrans Inc. Valuation Accounts for the years ended December 31, 2004, 2003 and 2002.	52

All other schedules called for under Regulation S-X are not submitted because they are not applicable, not required, or because the required information is not material, or is included in the financial statements or notes thereto.

Back to Contents

Exhibit Index

Exhibits

3.1
Certificate of Incorporation of the Registrant, as amended (Incorporated by reference herein to the Exhibit of the same number filed with the Corporation’s Post-Effective Amendment No. 1 to Form S-4 Registration Statement No. 33-57378 dated January 26, 1993).

3.2
By Laws of the Registrant, amended and restated February 9, 1999 (Incorporated by reference herein to the Exhibit number in parentheses filed with Maritrans Inc. Annual Report on Form 10-K, dated March 30, 1999 for the fiscal year ended December 31, 1998).

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

10.5
Loan and Security Agreement dated June 22, 2004 between Maritrans Inc., Maritrans 196 Co. and Fifth Third Bank (Incorporated by reference herein to the Exhibit 10.1 filed with the Maritrans Inc. quarterly report on Form 10-Q, dated August 9, 2004 for the quarter ended June 30, 2004).

10.6
Loan and Security Agreement dated June 22, 2004 between Maritrans Inc., Maritrans Honour Co. and Fifth Third Bank (Incorporated by reference herein to the Exhibit 10.2 filed with the Maritrans Inc. quarterly report on Form 10-Q, dated August 9, 2004 for the quarter ended June 30, 2004).

Executive Compensation Plans and Arrangements

10.7
Severance and Non-Competition Agreement, as amended and restated effective June 30, 2001, between Maritrans General Partner Inc. and Stephen M. Hackett (Incorporated by reference herein to the Exhibit 10.5 filed with the Maritrans Inc. Annual Report on Form 10-K, dated March 15, 2002 for the fiscal year ended December 31, 2001).

10.8	Severance and Non-Competition Agreement, effective December 15, 2004, between Maritrans General Partner Inc. and Douglas R. Sparks.

10.9
Confidential Transition and Retirement Agreement and General Release between Maritrans Inc. and Stephen A. Van Dyck (Incorporated by reference herein to the Exhibit 10.1 filed with the Maritrans Inc. Current Report on Form 8-K, dated February 15, 2005).

Back to Contents

10.10
Severance and Non-Competition Agreement, effective September 25, 2003, between Maritrans General Partner Inc. and Rosalee R. Fortune (Incorporated by reference herein to the Exhibit 10.8 filed with the Maritrans Inc. Annual Report on Form 10-K, dated March 12, 2004 for the fiscal year ended December 31, 2003).

10.11
Severance and Non-Competition Agreement effective September 20, 2004 between Maritrans Inc. and Christopher Flanagan (Incorporated by reference herein to the Exhibit 10.1 filed with the Maritrans Inc. quarterly report on Form 10-Q, dated November 4, 2004 for the quarter ended September 30, 2004).

10.12
Severance and Non-Competition Agreement effective May 3, 2004 between Maritrans Inc. and Jonathan Whitworth (Incorporated by reference herein to the Exhibit 10.1 filed with the Maritrans Inc. quarterly report on Form 10-Q, dated May 7, 2004 for the quarter ended March 31, 2004).

10.13
Profit Sharing and Savings Plan of Maritrans Inc. as amended and restated effective January 1, 2002  (Incorporated by reference herein to the Exhibit 10.7 filed with the Maritrans Inc. Annual Report on Form 10-K, dated March 10, 2003 for the fiscal year ended December 31, 2002).

10.14
Executive Award Plan of Maritrans GP Inc. (Incorporated by reference herein to Exhibit 10.31 filed with the Maritrans Partners L. P. Annual Report on Form 10-K, dated March 29, 1993 for the fiscal year ended December 31, 1992).

10.15
Excess Benefit Plan of Maritrans GP Inc. as amended and restated effective January 1, 1988 (Incorporated by reference herein to Exhibit 10.32 filed with the Maritrans Partners L. P. Annual Report on Form 10-K, dated March 29, 1993 for the fiscal year ended December 31, 1992).

10.16
Retirement Plan of Maritrans GP Inc. as amended and restated effective January 1, 2002  (Incorporated by reference herein to the Exhibit 10.7 filed with the Maritrans Inc. Annual Report on Form 10-K, dated March 10, 2003 for the fiscal year ended December 31, 2002).

10.17	Executive Compensation Plan as amended and restated effective March 18, 1997 (Incorporated by reference herein to Exhibit A of the Registrant’s definitive Proxy Statement filed on March 31, 1997).

10.18
1999 Directors Equity and Key Employees Equity Compensation Plan (Incorporated by reference herein to the Exhibit 99.1 filed with the Maritrans Inc. Form S-8 Registration Statement No. 333-79891 dated June 3, 1999).

10.19
Severance and Non-Competition Agreement, as amended and restated effective July 12, 2002, between Maritrans Inc. and Walter T. Bromfield (Incorporated by reference herein to the Exhibit 10.18 filed with the Maritrans Inc. quarterly report on Form 10-Q, dated November 12, 2002 for the quarter ended September 30, 2002).

10.20	Maritrans Inc. Cash Long Term Incentive Plan, amended and restated effective as of February 11, 2003

21.1	Subsidiaries of Maritrans Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARITRANS INC.
(Registrant)

By:	/s/ JONATHAN P. WHITWORTH

Jonathan P. Whitworth
Chief Executive Officer
Dated: March 9, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ William A. Smith	Non-Executive Chairman of the Board	Dated: March 9, 2005

William A. Smith

By:	/s/ Jonathan P. Whitworth	Chief Executive Officer	Dated: March 9, 2005
(Principal Executive Officer)
Jonathan P. Whitworth

By:	/s/ Robert E. Boni	Director	Dated: March 9, 2005

Dr. Robert E. Boni

By:	/s/ Craig E. Dorman	Director	Dated: March 9, 2005

Dr. Craig E. Dorman

By:	/s/ Frederick C. Haab	Director	Dated: March 9, 2005

Frederick C. Haab

By:	/s/ Robert J. Lichtenstein	Director	Dated: March 9, 2005

Robert J. Lichtenstein

By:	/s/ Brent A. Stienecker	Director	Dated: March 9, 2005

Brent A. Stienecker

By:	/s/ Walter T. Bromfield	Chief Executive Officer	Dated: March 9, 2005
(Principal Executive Officer)
Walter T. Bromfield

By:	/s/ Judith M. Cortina	Controller	Dated: March 9, 2005
(Principal Accounting Officer)
Judith M. Cortina

Back to Contents

MARITRANS INC.

SCHEDULE II – VALUATION ACCOUNTS

($000)

DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSES	DEDUCTIONS		BALANCE AT END OF PERIOD

JANUARY 1 TO DECEMBER 31, 2002
Allowance for doubtful accounts	$690	$—	$—		$690
Allowance for notes receivable	$4,500	$—	$—		$4,500
Accrued shipyard costs	$15,925	$12,860	$16,135	(b)	$12,650
JANUARY 1 TO DECEMBER 31, 2003
Allowance for doubtful accounts	$690	$—	$140	(a)	$550
Allowance for notes receivable	$4,500	$—	$4,500	(c)	$—
Accrued shipyard costs	$12,650	$15,396	$17,258	(b)	$10,788
JANUARY 1 TO DECEMBER 31, 2004
Allowance for doubtful accounts	$550	$—	$375	(a)	$175
Accrued shipyard costs	$10,788	$14,000	$8,806	(b)	$15,982

(a)	Deductions are a result of write-offs of uncollectible accounts receivable for which allowances were previously provided.

(b)	Deductions reflect expenditures for major periodic overhauls.

(c)	Deduction reflects reversal of $4.5 million note receivable allowance upon payment in full by K-Sea Transportation LLC.