Form 10-Q
period 2005-03-31
MARITRANS INC /DE/
filed 2005-05-05
CIK 810113

Click Here for Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended March 31, 2005
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from_______ to

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

Yes	☒	No	☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes	☒	No	☐

Common Stock $.01 par value, 8,508,973 shares outstanding as of April 26, 2005

Back to Cover

MARITRANS INC.

Back to Index

PART I:  FINANCIAL INFORMATION
MARITRANS INC.
CONSOLIDATED BALANCE SHEETS
($000)
	March 31, 2005	December 31, 2004

	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$11,623	$6,347
Trade accounts receivable	15,291	14,809
Claims and other receivables	2,541	2,625
Inventories	4,434	3,665
Deferred income tax benefit	7,593	6,061
Prepaid expenses	1,954	3,047

Total current assets	43,436	36,554

Vessels and equipment	398,836	397,523
Less accumulated depreciation	204,435	205,599

Net vessels and equipment	194,401	191,924

Goodwill	2,863	2,863
Other	445	442

Total assets	$241,145	$231,783

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt due within one year	$3,809	$3,756
Trade accounts payable	4,785	4,790
Accrued shipyard costs	6,668	6,393
Accrued wages and benefits	2,693	2,477
Other accrued liabilities	8,744	5,342

Total current liabilities	26,699	22,758

Long-term debt	58,400	59,373
Accrued shipyard costs	10,002	9,589
Long-term tax payable	6,875	6,875
Other liabilities	7,434	4,780
Deferred income taxes	36,511	36,004

Total non-current liabilities	119,222	116,621

Stockholders’ equity:
Common stock	141	140
Capital in excess of par value	89,162	88,195
Retained earnings	60,067	57,350
Unearned compensation	(1,150)	(1,268)
Less: Cost of shares held in treasury	(52,996)	(52,013)

Total stockholders’ equity	95,224	92,404

Total liabilities and stockholders’ equity	$241,145	$231,783

See notes to financial statements.

Back to Index

MARITRANS INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
($000, except per share amounts)
	Three Months Ended March 31,

	2005	2004

Revenues	$43,540	$34,661

Costs and expenses:
Operations expense	22,043	18,587
Maintenance expense	4,925	5,299
General and administrative	5,386	2,417
Depreciation	5,496	5,192

Total operating expense	37,850	31,495

Gain on sale of assets	647	—

Operating income	6,337	3,166

Interest expense	(688)	(405)
Interest and other income	107	98

Income before income tax provision	5,756	2,859

Income tax provision	2,101	1,072

Net income	$3,655	$1,787

Basic earnings per share	$0.44	$0.22
Diluted earnings per share	$0.43	$0.21
Dividends declared per share	$0.11	$0.11

See notes to financial statements.

Back to Index

MARITRANS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
($000)
	Three Months Ended March 31,

	2005	2004

Cash flows from operating activities:
Net income	$3,655	$1,787
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,496	5,192
Deferred income taxes	(1,025)	—
Tax benefit on stock compensation	233	—
Changes in receivable, inventories and prepaid expenses	(74)	(309)
Changes in current liabilities and other	3,759	(65)
Non-current asset and liability changes, net	3,062	1,788
Gain on sale of assets	(647)	—

Total adjustments to net income	10,804	6,606

Net cash provided by operating activities	14,459	8,393

Cash flows from investing activities:
Proceeds from sale of assets	647	—
Collections on notes receivable	—	4,604
Purchase of vessels and equipment	(7,974)	(12,641)

Net cash used in investing activities	(7,327)	(8,037)

Cash flows from financing activities:
Payment of long-term debt	(919)	(621)
Borrowings under revolving credit facility	—	2,000
Dividends declared and paid	(937)	(898)

Net cash (used in) provided by financing activities	(1,856)	481

Net increase in cash and cash equivalents	5,276	837
Cash and cash equivalents at beginning of period	6,347	3,614

Cash and cash equivalents at end of period	$11,623	$4,451

See notes to financial statements

Back to Index

MARITRANS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
1.	Basis of Presentation/Organization

Maritrans Inc. owns Maritrans Operating Company L.P. (the “Operating Company”), Maritrans General Partner Inc., Maritrans Tankers Inc., Maritrans Barge Co., Maritrans Holdings Inc. and other Maritrans entities (collectively, the “Company”). These subsidiaries, directly and indirectly, own and operate oceangoing petroleum tank barges, tugboats, and oil tankers used in the transportation of oil and related products, primarily along the Gulf and Atlantic Coasts.

In the opinion of management, the accompanying consolidated financial statements of Maritrans Inc., which are unaudited (except for the Consolidated Balance Sheet as of December 31, 2004, which is derived from audited financial statements), include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial statements of the consolidated entities.  Interim results are not necessarily indicative of results for a full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Pursuant to the rules and regulations of the Securities and Exchange Commission, the unaudited consolidated financial statements do not include all of the information and notes normally included with annual financial statements prepared in accordance with GAAP. These financial statements should be read in conjunction with the consolidated historical financial statements and notes thereto included in the Company’s Form 10-K for the period ended December 31, 2004.

2.	Earnings per Common Share

The following data show the amounts used in computing basic and diluted earnings per share (“EPS”):

	Three Months Ended March 31,

	2005	2004

	(000’s)
Income available to common stockholders used in basic EPS	$3,655	$1,787

Weighted average number of common shares used in basic EPS	8,333	8,020
Effect of dilutive stock options and restricted shares	177	403

Weighted number of common shares and dilutive potential common stock used in diluted EPS	8,510	8,423

3.	Stock-Based Compensation

Maritrans Inc. has a stock incentive plan (the “Plan”), whereby non-employee directors, officers and other key employees may be granted stock, stock options and, in certain cases, receive cash under the Plan. In May 1999, the Company adopted an additional plan, the Maritrans Inc. 1999 Directors and Key Employees Equity Compensation Plan, which provides non-employee directors, officers and other key employees with certain rights to acquire common stock and stock options. Any outstanding options granted under either plan are exercisable at a price not less than the market value of the shares on the date of grant. During the first quarter of 2005, 92,794 shares were issued as a result of the exercise of options.  The exercise price of these options ranged from $5.75 to $14.20.

Back to Index

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”).  SFAS 148 amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide three alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS 148 also amends the disclosure provisions of SFAS 123 and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”.  SFAS 148 was effective for fiscal years ending after December 15, 2002, with certain disclosure requirements effective for interim periods beginning after December 15, 2002. The Company adopted the transition provision of SFAS 148 using the prospective method beginning January 1, 2003.  The prospective method requires the Company to apply the fair value based method to all stock awards granted, modified or settled in its consolidated statements of income beginning on the date of adoption.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The difference between stock based compensation included in net income and total stock based compensation determined under the fair value method was immaterial in the first quarter of 2005 and results in pro forma net income that was equal to net income in the Consolidated Statement of Income. In the second quarter of 2005, their will no longer be a pro forma effect. The Company’s pro forma information was as follows:

Three Months Ended March 31,2004

($000, except per share data)
Net income as reported	$1,787
Add: Stock based compensation included in net income, net of tax
15
Deduct: Total stock based compensation determined under the fair value based method, net of tax	25

Pro forma net income	$1,777

Basic earnings per share as reported	$0.22
Pro forma basic earnings per share	$0.22
Diluted earnings per share as reported	$0.21
Pro forma diluted earnings per share	$0.21

4.	Income Taxes

The Company’s effective tax rate differed from the federal statutory rate due primarily to state income taxes and certain nondeductible items.

5.	Share Buyback Program

On February 9, 1999, the Board of Directors authorized a share buyback program (the “Program”) for the repurchase of up to one million shares of the Company’s common stock. In February 2000 and again in February 2001, the Board of Directors authorized the repurchase of an additional one million shares in the Program. Therefore the total authorized shares under the Program is 3,000,000. As of March 31, 2005, 2,485,442 shares had been repurchased.

Back to Index

6.	Impact of Recent Accounting Pronouncements

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

On April 15, 2005, the Securities and Exchange Commission (the “Commission”) announced the adoption of a new rule that amends the compliance dates for Statement 123(R).  The Commission’s new rule allows companies to implement Statement 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005.  Consistent with the new compliance date, the Company will be adopting the provisions of Statement 123(R) as of January 1, 2006, using the prospective method.  The Commission’s new rule does not change the accounting required by Statement 123(R), it changes only the dates for compliance with the standard.

The Company adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003 using the modified prospective method described in FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.  Currently, the Company uses the Black-Scholes formula to estimate the value of stock options granted to employees and expects to continue using this acceptable option valuation model upon the required adoption of Statement 123(R) on January 1, 2006. Because Statement 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because the Company adopted Statement 123 using the modified prospective method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for some previously granted awards that were not recognized under Statement 123 will be recognized under Statement 123(R). However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 3 to our consolidated financial statements.  Pro forma effects of FAS 123 had no material effect on the net income or earnings per share for the quarter ended March 31, 2005.

7.	Retirement Plans

Net periodic pension cost included the following components:

	Three Months Ended March 31,

	2005	2004

	($000s)
Service cost of current period	$168	$157
Interest cost on projected benefit obligation	469	463
Expected return on plan assets	(509)	(476)
Amortization of prior service cost	35	35

Net periodic pension cost	$163	$179

8.	Sale of Asset

In March 2005, the Company sold one vessel, the tug Port Everglades, which had been idle and not operating as a core part of the Company’s fleet. The gain on the sale of this asset was $0.6 million.

Back to Index

9.	Retirement Agreement

On February 15, 2005, Stephen A. Van Dyck announced his retirement and entered into a Confidential Transition and Retirement Agreement (the “Agreement”).  As of the date of the Agreement, Mr. Van Dyck retired and resigned from all directorships and offices with the Company, including Executive Chairman of the Company’s Board of Directors.  He will serve as a consultant to the Company through December 31, 2007. The Company recorded a $2.4 million charge in the first quarter of 2005 related to the consulting agreement and to the acceleration of Mr. Van Dyck’s enhanced retirement benefit, which resulted in additional general and administrative expenses.

10.	Contingencies

In the ordinary course of its business, claims are filed against the Company for alleged damages in connection with its operations.  Management is of the opinion that the ultimate outcome of such claims at March 31, 2005 will not have a material adverse effect on the consolidated financial statements.

11.	Subsequent Event

On May 2, 2005, the Company agreed to settle its pending lawsuit against Penn Maritime Inc. and Penn Tug & Barge Inc. (together “Penn Maritime” ) on Maritrans’ claims for patent infringement an misappropriation of trade Secrets. Penn Maritime agreed to pay Maritrans $4 million to settle all of Maritrans’ claims. Penn Maritime agreed that the Court will issue a judgment attesting to the validity of Maritrans’ patents for the process of converting single hull barges to double hull. Maritrans agreed to give Penn Maritime a license of Maritrans’ patent covering all barges presently owned by Penn Maritime. The $4 million payment is to be made by June 1, 2005. The settlement is subject to the execution of definitive releases and settlement documentation.

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

The forward-looking statements included in this 10-Q relate to future events or the Company’s future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “seem,” “should,” “believe,” “future,” “potential,” “estimate,” “offer,” “opportunity,” “quality,” “growth,” “expect,” “intend,” “plan,” “focus,” “through,” “strategy,” “provide,” “meet,” “allow,” “represent,” “commitment,” “create,” “implement,” “result,” “seek,” “increase,” “establish,” “work,” “perform,” “make,” “continue,” “can,” “will,” “include,” or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on the Company’s current plans or assessments that are believed to be reasonable as of the date of this 10-Q.  Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecast, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the factors outlined in this 10-Q, changes in oil companies’ decisions as to the type and origination point of the crude that it processes, changes in the amount of imported petroleum products, competition for marine transportation, domestic and international oil consumption, levels of foreign imports, the continuation of federal law restricting United States point-to-point maritime shipping to U.S. vessels (the Jones Act), the timing and success of the Company’s rebuilding program, demand for petroleum products, future spot market rates, demand for our services, changes in interest rates, the effect of war or terrorists activities and the general financial, economic, environmental and regulatory conditions affecting the oil and marine transportation industry in general. Given such uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. These factors may cause the Company’s actual results to differ materially from any forward-looking statement.

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

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in Part I Item 1 of this Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2004 contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Overview

Maritrans serves the petroleum and petroleum product distribution industry by using tank barges, tugboats and oil tankers to provide marine transportation services primarily along the Gulf and Atlantic coasts of the United States. The Company owns and operates one of the largest fleets serving the U.S. coastwise trade, consisting of 4 oil tankers and 11 oceangoing married tug/barge units with an aggregate fleet capacity of approximately 3.6 million barrels.

Back to Index

Demand for the Company’s services is driven primarily by the demand for crude oil in the Northeastern U.S. and refined petroleum products in Florida and the Northeastern U.S. This demand is impacted by domestic consumption of petroleum products, U.S. refining levels, product inventory levels and weather conditions in the Northeast. In addition, competition from foreign imports of refined petroleum products in our primary markets, as well as demand for refined petroleum product movements from the U.S. Gulf Coast refining centers to the U.S. West Coast, could also have an impact on demand for the Company’s services.

Maritrans has successfully rebuilt five of its existing, single-hulled, barges to a double-hull design configuration, which comply with the provisions of the Oil Pollution Act of 1990 (“OPA”). The Company intends to apply the same methodology to all of its remaining single-hull barges.  With the completion of the M209 in the second quarter of 2005, seventy percent of the Company’s fleet capacity will be double-hulled.  The Company holds patents for its double-hulling technology and has been rebuilding its single-hull barges to double-hulls since 1998, in preparation for upcoming government mandated retirements of single-hull vessels. The timing of the rebuilds will be determined by a number of factors, including market conditions, shipyard pricing and availability, customer requirements and OPA retirement dates for the vessels.  The OPA retirement dates fall between 2005 and 2010. Each of the Company’s superbarges represent approximately 5 to 7 percent of the total fleet capacity, which will be removed from revenue generating service during the rebuilding of that vessel.

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

“CAP” refers to the Condition Assessment Program of ABS Consulting, a subsidiary of the American Bureau of Shipping, which evaluates a vessel’s operation, machinery, maintenance and structure using the ABS Safe Hull Criteria.  A CAP 1 rating indicates that a vessel meets the standards of a newly built vessel.

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

Back to Index

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

Three Month Comparison

Revenues

TCE revenue for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004 was as follows:

	March 31, 2005	March 31, 2004

Voyage revenue	$43,540	$34,661
Voyage costs	8,929	6,008

Time Charter Equivalent	$34,611	$28,653

Vessel utilization	81.8%	80.0%

Available days	1,189	1,186

Revenue days	1,104	1,092

TCE revenue increased from $28.7 million for the quarter ended March 31, 2004 to $34.6 million for the quarter ended March 31, 2005, an increase of $6.0 million, or 21 percent, due to an increase in rates and an increase in vessel utilization.

Rates

Voyage revenue consists of revenue generated under term contracts as well as revenue generated by spot market transportation. Rates in each of these markets are significant drivers in the amount of revenue generated by the Company.

Spot market revenue for the quarter ended March 31, 2005 was $11.4 million compared to $4.4 million for the quarter ended March 31, 2004. The Company increased its exposure to the spot market in the second half of 2004

Back to Index

and continued this strategy in the first quarter of 2005. Spot market rates were higher in 2005 than in 2004 as the result of the impact of world and oil industry events and vessel supply as discussed below.

The shift in spot market strategy allowed the Company to meet the increased demand for gasoline blend components in the Northeast and West Coast resulting from the MTBE ban in the majority of the states in these regions.  In particular, and consistent with last year,  a large number of U.S. Jones Act vessels transported cargos from the Gulf of Mexico to the West Coast to meet the continuing demand for gasoline blend components as a result of the MTBE ban in California and Washington.

During the first quarter, continued strong international shipping market transportation rates, driven by the continued growth in Asia, improved the competitive position of the Jones Act fleet relative to imports in the markets the Company serves.  In addition, continued reduction in the Jones Act fleet as a result of the mandatory OPA retirements has reduced the supply of vessels in the markets the Company serves, resulting in upward pressure on spot rates.  In 2004, two additional vessels in the 160,000-400,000 barrel size range reached their OPA retirement dates or were scrapped.

Contract revenue for the quarter ended March 31, 2005 was $32.2 million compared to $30.3 million for the quarter ended March 31, 2004. Contract rates remained strong and were higher in 2005 than in 2004 as the Company obtained modest increases in rates on its renewed contracts. In addition, the Company benefits from positive fuel adjustment mechanisms in its contracts in a high fuel cost environment. Demand for lightering services, which is dependent on crude refining utilization in the Delaware Valley refineries, was higher in 2005 than in 2004 and resulted in increased revenue under contracts.

The Company believes rates will increase during 2005 compared to 2004 due to increased product demand in the markets the Company serves and continued reduction in the supply of Jones Act vessels. The Company expects exposure to the spot market to be similar in 2005 to its exposure in the fourth quarter of 2004 and a majority of the Company’s business is expected to remain on contract during 2005. The Company believes that exposure to the spot market will allow the Company to take greater advantage of anticipated market conditions in 2005.  Although the greater spot market exposure inherently brings with it potential for reduced utilization and revenues, the Company believes that anticipated market demand and the size of the Jones Act fleet lessens the possibility of this occurrence.

In April 2005, the Company entered into an 18-month time charter with Sunoco Inc. (R&M).  Later in 2005, the Company will re-deploy the double-hull barge M192 from its existing clean products route along the Gulf Coast to the Northeast residual oil market to service this contract.

Utilization

Vessel utilization is also a significant driver in the amount of revenue generated by the Company. Utilization increased from 80.0% in 2004 to 81.8% in 2005. The increase in utilization had a positive impact on voyage revenue and resulted primarily from lower vessel out of service time for vessel repairs in 2005 compared to 2004.  For example, during the first quarter of 2004, three of the Company’s vessels were removed from service for repairs and structural enhancements.  As a result of the increase in utilization, barrels of cargo transported increased from 42.9 million in the quarter ended March 31, 2004 to 45.2 million in the quarter ended March 31, 2005.

The Company anticipates utilization to be at a similar or higher level in 2005 than in 2004 due to fewer vessels being out of service for double-hull rebuilding and continued strong demand for the Company’s services, which is expected to be partially offset by a higher level of scheduled out of service time for regulatory maintenance.

Operations expense

Voyage costs increased from $6.0 million for the quarter ended March 31, 2004 to $8.9 million for the quarter ended March 31, 2005, an increase of $2.9 million, or 49 percent. Fuel costs increased $2.5 million, or 68 percent, compared to the same period in 2004. The average price of fuel increased 42 percent compared to the 2004 period.

Back to Index

Port charges increased $0.5 million due to the increased West Coast moves resulting from increased spot exposure and fewer vessels on time charter.

Operations expenses, excluding voyage costs, increased from $12.6 million for the quarter ended March 31, 2004 to $13.1 million for the quarter ended March 31, 2005, an increase of $0.5 million, or 4 percent. Shoreside support expenses increased $0.3 million, primarily as a result of salary and benefit increases and an increase in personnel and employment related expenses. The remainder of the increase was due to increased crew expenses resulting from seagoing salary and benefit increases and higher insurance premiums and deductibles partially offset by lower costs of training and decreased crewing of vessels during maintenance periods.

Maintenance expense

Maintenance expenses decreased $0.4 million, or 7 percent, from $5.3 million for the quarter ended March 31, 2004 to $4.9 million for the quarter ended March 31, 2005. Routine maintenance incurred during voyages and in port for the quarter ended March 31, 2005 decreased $0.3 million from the quarter ended March 31, 2004. Expenses accrued for maintenance in shipyards for the quarter ended March 31, 2005 were consistent with the quarter ended March 31, 2004. The Company continuously reviews upcoming shipyard maintenance costs and adjusts the shipyard accrual rate to reflect the expected costs. Increases in regulatory and customer vetting requirements, which increases the scope of maintenance performed in the shipyard, would result in higher shipyard costs.

General and Administrative expense

General and administrative expenses increased $3.0 million, or 123 percent, from $2.4 million for the quarter ended March 31, 2004 to $5.4 million for the quarter ended March 31, 2005. In the first quarter of 2005, Stephen Van Dyck retired as Executive Chairman of the Company’s Board of Directors.  The Company recorded a $2.4 million charge related to a consulting agreement and the acceleration of Mr. Van Dyck’s enhanced retirement benefit.  In addition, professional fees increased $0.5 million as a result of increased audit fees primarily related to additional services necessary to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and additional litigation expenses. The remainder of the increase resulted primarily from higher personnel related expenses.

Gain on Sale of Assets

Gain on sale of assets for the quarter ended March 31, 2005 of $0.6 million consisted of a pre-tax gain on the sale of the tug, Port Everglades, which had been idle and not operating as a core part of the Company’s fleet. The Company did not have any similar transactions in 2004.

Operating Income

As a result of the aforementioned changes in revenue and expenses, operating income increased from $3.2 million for the quarter ended March 31, 2004 to $6.3 million for the quarter ended March 31, 2005, an increase of $3.1 million, or 100 percent.

Income Tax Provision

Income tax provision increased from $1.1 million for the quarter ended March 31, 2004 to $2.1 million for the quarter ended March 31, 2005, an increase of $1.0 million or 96 percent and resulted from the aforementioned changes in revenue and expenses.

Net Income

Net income increased from $1.8 million for the quarter ended March 31, 2004 to $3.7 million for the quarter ended March 31, 2005, an increase of $1.9 million or 105 percent resulting from the aforementioned changes in revenue and expenses.

Back to Index

Liquidity and Capital Resources

General

In the first quarter of 2005, net cash provided by operating activities was $14.5 million. These funds, augmented by the Company’s debt facilities, were sufficient to meet debt service obligations and loan agreement covenants, to make capital acquisitions and improvements and to allow the Company to pay a dividend in the current quarter. Management believes funds provided by operating activities, augmented by the Company’s Revolving Credit Facility, described below, and investing activities, will be sufficient to finance operations, anticipated capital expenditures, lease payments and required debt repayments in the foreseeable future. Dividends are authorized at the discretion of the Board of Directors and although dividends have been made quarterly in each of the last three years, there can be no assurances that the dividend will continue. The ratio of debt to total capitalization was .40:1 at March 31, 2005.

On February 9, 1999, the Board of Directors authorized a share buyback program for the acquisition of up to one million shares of the Company’s common stock, which represented approximately 8 percent of the 12.1 million shares outstanding at that time. In February 2000 and again in February 2001, the Board of Directors authorized the acquisition of an additional one million shares in the program. The total authorized shares under the buyback program are 3,000,000. As of March 31, 2005, 2,485,442 shares had been purchased under the plan.  The plan has been financed by internally generated funds. The Company intends to hold the majority of the shares as treasury stock, although some shares will be used for employee compensation plans and others may be used for acquisitions and/or other corporate purposes.

Debt Obligations and Borrowing Facility

At March 31, 2005, the Company had $62.2 million in total outstanding debt, secured by mortgages on some of the fixed assets of the Company. The current portion of this debt at March 31, 2005 was $3.8 million.

In November 2001, the Company entered into an $40 million credit and security agreement (“Revolving Credit Facility”) with Citizens Bank (formerly Mellon Bank, N.A.) and a syndicate of other financial institutions (“Lenders”).  Pursuant to the terms of the credit and security agreement, the Company may borrow up to $40 million under the Revolving Credit Facility.  Interest is variable based on either the LIBOR rate plus an applicable margin (as defined in the Revolving Credit Facility) or the prime rate.  The Revolving Credit Facility expires in January 2007.  The Company has granted first preferred ship mortgages and a first security interest in some of the Company’s vessels and other collateral in connection with the Revolving Credit Facility. At March 31, 2005, there were no amounts outstanding under the Revolving Credit Facility. The Revolving Credit Facility requires the Company to maintain its properties in a specific manner, maintain specified insurance on its properties and business, and abide by other covenants which are customary with respect to such borrowings.  The Revolving Credit Facility also requires the Company to meet certain financial covenants.  If the Company fails to comply with any of the covenants contained in the Revolving Credit Facility, the Lenders may declare the entire balance outstanding, if any, immediately due and payable, foreclose on the collateral and exercise other remedies under the Revolving Credit Facility. The Company was in compliance with all covenants at March 31, 2005.

In September 2003, the Company entered into additional financing agreements.  The additional agreements consist of (1) a $7.3 million term loan with Lombard US Equipment Financing Corp. with a 5-year amortization that accrues interest at an average fixed rate of 5.14 percent (“Term Loan A”) and (2) a $29.5 million term loan with Fifth Third Bank with a 9.5-year amortization and a 50 percent balloon payment at the end of the term (“Term Loan B”). Term Loan B accrues interest at an average fixed rate of 5.98 percent on $6.5 million of the loan and 5.53 percent on $23.0 million of the loan.  Principal payments on Term Loan A are required on a quarterly basis and began in January 2004.  Principal payments on Term Loan B are required on a monthly basis and began in November 2003. The Company has granted first preferred ship mortgages and a first security interest in some of the vessels and other collateral to the Lenders as a guarantee of the loan agreements.  The loan agreements require the Company to maintain its properties in a specific manner, maintain specified insurance on its properties and business, and abide by other covenants, which are customary with respect to such borrowings.  The loan

Back to Index

agreements also require the Company to meet certain financial covenants that began in the quarter ended December 31, 2003.  If the Company fails to comply with any of the covenants contained in the loan agreements, the Lenders may call the entire balance outstanding on the loan agreements immediately due and payable, foreclose on the collateral and exercise other remedies under the loan agreements.  The Company was in compliance with all such covenants at March 31, 2005.

In June 2004, the Company entered into an additional $29.5 million term loan with Fifth Third Bank (“Term Loan C”). Term Loan C has a 9.5-year amortization and a 55 percent balloon payment at the end of the term and accrues interest at a fixed rate of 6.28 percent. A portion of the proceeds of Term Loan C were used to pay down existing borrowings under the Revolving Credit Facility. Principal payments on Term Loan C are required on a monthly basis and began in August 2004.  The Company has granted first preferred ship mortgages and a first security interest in the M214 and Honour to secure Term Loan C. Term Loan C requires the Company to maintain the collateral in a specific manner, maintain specified insurance on its properties and business, and abide by other covenants which are customary with respect to such borrowings.  If the Company fails to comply with any of the covenants contained in Term Loan C, the Lenders may foreclose on the collateral or call the entire balance outstanding on Term Loan C immediately due and payable.  The Company was in compliance with all applicable covenants at March 31, 2005.

As of March 31, 2005, the Company had the following amounts outstanding under its debt agreements:
•	$5.6 million under Term Loan A
•	$27.8 million under Term Loan B; and
•	$28.8 million under Term Loan C.

Contractual Obligations

Total future commitments and contingencies related to the Company’s outstanding debt obligations, noncancellable operating leases and purchase obligations, as of March 31, 2005, were as follows:

	Total	Less than one year	($000s) One to three years	Three to five years	More than five years

Debt Obligations	$62,209	$3,809	$8,290	$7,144	$42,966
Operating Leases	2,160	429	836	895	—
Purchase Obligations*	896	896	—	—	—

Total	$65,265	$5,134	$9,126	$8,039	$42,966

* Purchase obligations represent amounts due under existing vessel rebuild contracts.

In August 2003, the Company awarded a contract to rebuild its sixth large single-hull barge, the OCEAN 193, to a double-hull configuration. The rebuild is expected to have a total cost of approximately $27 million, of which $22 million is a fixed contract with the shipyard and the remainder is material to be furnished by the Company. As of March 31, 2005, $23.4 million had been paid for the project.  The Company has financed, and expects to continue the financing of, this project from a combination of internally generated funds and borrowings under the Company’s Revolving Credit Facility. The rebuild of the OCEAN 193 is expected to be completed in the second quarter of 2005 and return to service renamed the M209.

In September 2004, the Company began refurbishment of the tugboat Enterprise which currently works with the barge OCEAN 193. The refurbishment is expected to have a total cost of approximately $4.5 million. The Company has financed, and expects to continue financing of, this project from internally generated funds. As of March 31, 2005, $3.0 million had been paid for the project. The refurbishment of the Enterprise is also expected to be completed in the second quarter of 2005.

Back to Index

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

On April 15, 2005, the Securities and Exchange Commission (the “Commission”) announced the adoption of a new rule that amends the compliance dates for Statement 123(R).  The Commission’s new rule allows companies to implement Statement 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005.  Consistent with the new compliance date, the Company will be adopting the provisions of Statement 123(R) as of January 1, 2006, using the prospective method.  The Commission’s new rule does not change the accounting required by Statement 123(R), it changes only the dates for compliance with the standard.

The Company adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003 using the modified prospective method described in FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.  Currently, the Company uses the Black-Scholes formula to estimate the value of stock options granted to employees and expects to continue using this acceptable option valuation model upon the required adoption of Statement 123(R) on January 1, 2006. Because Statement 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because the Company adopted Statement 123 using the modified prospective method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for some previously granted awards that were not recognized under Statement 123 will be recognized under Statement 123(R). However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 3 to our consolidated financial statements.  Pro forma effects of FAS 123 have no material effect on the net income or earnings per share for the quarter ended March 31, 2005.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risk to which the Company is exposed is a change in interest rates on its Revolving Credit Facility. The Company manages its exposure to changes in interest rate fluctuations by optimizing the use of fixed and variable rate debt. The table below presents principal cash flows by year of maturity. The Company had only fixed rate debt at March 31, 2005. Variable interest rates would fluctuate with LIBOR and federal fund rates. The weighted average interest rate on the Company’s outstanding debt at March 31, 2005 was 5.89%.

	Expected Years of Maturity

Liabilities ($000s)	2005*	2006	2007	2008	2009	Thereafter

Fixed Rate	$2,836	$3,973	$4,202	$4,445	$3,007	$43,746
Average Interest Rate	5.90%	5.92%	5.94%	5.97%	5.97%	5.97%

          * For the period April 1, 2005 through December 31, 2005

Back to Index

ITEM 4. CONTROLS AND PROCEDURES

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

Part II:  OTHER INFORMATION

ITEM 1.          Legal Proceedings

The Company has resolved its pending litigation against Penn Maritime, Inc. and Penn Tug & Barge, Inc. (together “Penn Maritime”) relating to its double-hull patent.  On April 3, 2003, the Company sued Penn Maritime in the U.S. District Court for the Middle District of Florida (Maritrans Inc. v. Penn Maritime, Inc.) for patent infringement, misappropriation of the Company’s trade secrets, and other causes of action. On May 2, 2005, Penn Maritime agreed to pay Maritrans $4 million to settle of all Maritrans’ claims. In addition, Penn Maritime agreed that the Court will issue a judgment attesting to the validity of Maritrans’ patent for the process of converting single hull barges to double hull. Maritrans agreed to give Penn Maritime a license of Maritrans’ patent covering all barges presently owned by Penn Maritime. The $4 million payment is to be made on June 1, 2005. Final settlement will require the execution of definitive releases and settlement documentation.

Back to Index

ITEM 2.          Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s purchases of its common stock for the three months ended March 31, 2005:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per share (or Units)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)

January 1-31, 2005	—	—	—	514,558
February 1-28, 2005	66,825	19.34	—	514,558
March 1-31, 2005	—	—	—	514,558

Total	66,825	19.34	—	514,558

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

(2) On February 9, 1999, the Company announced that its Board of Directors had authorized a common share repurchase program for up to one million shares of its common stock.  On February 8, 2000 and February 13, 2001 each, the Company announced that its Board of Directors had authorized an additional one million shares in the program, for an aggregate of three million shares authorized.  No repurchases were made under this program during the first nine months of 2004.  At March 31, 2005, 514,558 shares remained under these authorizations.  The program has no fixed expiration date.

ITEM 6.	Exhibits

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

MARITRANS INC.
(Registrant)

By:	/s/ Walter T. Bromfield	Dated: May 5, 2005

Walter T. Bromfield
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Judith M. Cortina	Dated: May 5, 2005

Judith M. Cortina
Controller
(Principal Accounting Officer)