Form 10-Q
period 2005-06-30
MARITRANS INC /DE/
filed 2005-08-04
CIK 810113

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

(Mark One)

 X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---   Exchange Act of 1934

For the Quarterly Period ended June 30, 2005
                               -------------

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

                                    Yes  X    No
                                        ---

  Common Stock $.01 par value, 8,535,769 shares outstanding as of July 29, 2005

                                                       MARITRANS INC.
                                                            INDEX



                                                                                                                       Page
                                                                                                                       ----
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Consolidated Balance Sheets - June 30, 2005 and December 31, 2004                                      3

                  Consolidated Statements of Income - Three months ended June 30,
                    2005 and 2004                                                                                        4

                  Consolidated Statements of Income - Six months ended June 30,
                    2005 and 2004                                                                                        5

                  Consolidated Statements of Cash Flows - Six months ended June 30,
                    2005 and 2004                                                                                        6

                  Notes to Consolidated Financial Statements                                                             7


Item 2.           Management's Discussion and Analysis of Financial Condition and Results
                    of Operations                                                                                       11

Item 3.           Qualitative and Quantitative Disclosures About Market Risk                                            21

Item 4.           Controls and Procedures                                                                               21


PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                                                     21

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds                                           22

Item 4.           Submission of Matters to a Vote of Security Holders                                                   22

Item 6.           Exhibits                                                                                              23


SIGNATURES                                                                                                              24

PART I:  FINANCIAL INFORMATION
                                                  MARITRANS INC.
                                           CONSOLIDATED BALANCE SHEETS
                                                      ($000)
                                                                                  JUNE 30,          DECEMBER 31,
                                                                                    2005                2004
                                                                           -----------------------------------------
                                                                                 (Unaudited)          (Note 1)
ASSETS

Current assets:
     Cash and cash equivalents                                                       $ 18,831           $  6,347
     Trade accounts receivable                                                         16,343             14,809
     Claims and other receivables                                                       1,996              2,625
     Inventories                                                                        3,910              3,665
     Deferred income tax benefit                                                        8,010              6,061
     Prepaid expenses                                                                   1,677              3,047
                                                                                     --------           --------
        Total current assets                                                           50,767             36,554

Vessels and equipment                                                                 404,867            397,523
     Less accumulated depreciation                                                    210,154            205,599
                                                                                     --------           --------
        Net vessels and equipment                                                     194,713            191,924

Goodwill                                                                                2,863              2,863
Other                                                                                     315                442
                                                                                     --------           --------
        Total Assets                                                                 $248,658           $231,783
                                                                                     ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Debt due within one year                                                        $  3,863           $  3,756
     Trade accounts payable                                                             3,765              4,790
     Accrued shipyard costs                                                             6,662              6,393
     Accrued wages and benefits                                                         3,169              2,477
     Current income taxes                                                               7,395              2,210
     Other accrued liabilities                                                          4,805              3,132
                                                                                     --------           --------
        Total current liabilities                                                      29,659             22,758

Long-term debt                                                                         57,414             59,373
Accrued shipyard costs                                                                  9,994              9,589
Long-term tax payable                                                                   6,875              6,875
Other liabilities                                                                       7,013              4,780
Deferred income taxes                                                                  35,721             36,004
                                                                                     --------           --------
        Total non-current liabilities                                                 117,017            116,621

Stockholders' equity:
     Common stock                                                                         141                140
     Capital in excess of par value                                                    90,072             88,195
     Retained earnings                                                                 66,240             57,350
     Unearned compensation                                                             (1,357)            (1,268)
     Less: Cost of shares held in treasury                                            (53,114)           (52,013)
                                                                                     --------           --------
        Total stockholders' equity                                                    101,982             92,404
                                                                                     --------         ----------
        Total liabilities and stockholders' equity                                   $248,658           $231,783
                                                                                     ========           ========

See notes to financial statements.

                                           MARITRANS INC.
                                 CONSOLIDATED STATEMENTS OF INCOME
                                            (UNAUDITED)
                                  ($000, EXCEPT PER SHARE AMOUNTS)

                                                                               THREE MONTHS
                                                                              ENDED JUNE 30,
                                                                        2005                2004
                                                                  ---------------------------------
Revenues                                                            $   46,330           $  36,747

Costs and expenses:
     Operations expense                                                 25,242              18,167
     Maintenance expense                                                 5,166               5,186
     General and administrative                                          2,423               3,120
     Depreciation                                                        5,719               5,277
                                                                    ----------           ---------

     Total operating expense                                            38,550              31,750

Operating income                                                         7,780               4,997

Interest expense                                                          (733)               (348)
Interest income                                                            115                  39
Other income                                                             4,037                 291
                                                                    ----------           ---------

Income before income taxes                                              11,199               4,979

Income tax provision                                                     4,088               1,867
                                                                    ----------           ---------

Net income                                                          $    7,111           $   3,112
                                                                    ==========           =========

Basic earnings per share                                            $     0.85           $    0.38
Diluted earnings per share                                          $     0.83           $    0.37
Dividends declared per share                                        $     0.11           $    0.11

See notes to financial statements.


                                           MARITRANS INC.
                                 CONSOLIDATED STATEMENTS OF INCOME
                                            (UNAUDITED)
                                  ($000, EXCEPT PER SHARE AMOUNTS)

                                                                                SIX MONTHS
                                                                              ENDED JUNE 30,
                                                                        2005                2004
                                                                  ---------------------------------
Revenues                                                            $   89,870           $  71,408

Costs and expenses:
     Operations expense                                                 47,285              36,754
     Maintenance expense                                                10,091              10,485
     General and administrative                                          7,809               5,537
     Depreciation                                                       11,215              10,469
                                                                    ----------           ---------

     Total operating expense                                            76,400              63,245

Gain on sale of assets                                                     647                  --
                                                                    ----------           ---------

Operating income                                                        14,117               8,163

Interest expense                                                        (1,421)               (753)
Interest income                                                            167                 131
Other income                                                             4,092                 297
                                                                    ----------           ---------

Income before income taxes                                              16,955               7,838

Income tax provision                                                     6,189               2,939
                                                                    ----------           ---------

Net income                                                          $   10,766            $  4,899
                                                                    ==========           =========

Basic earnings per share                                            $     1.29           $    0.60
Diluted earnings per share                                          $     1.26           $    0.58
Dividends declared per share                                        $     0.22           $    0.22


See notes to financial statements.


                                                MARITRANS INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)
                                                    ($000)

                                                                                          SIX MONTHS
                                                                                        ENDED JUNE 30,
                                                                                   2005               2004
                                                                                 ---------------------------
Cash flows from operating activities:
     Net income                                                                  $ 10,766           $  4,899
     Adjustments to reconcile net income to net cash
       provided by operating activities:
        Depreciation                                                               11,215             10,469
        Deferred income taxes                                                      (2,232)               182
        Tax benefit on stock compensation                                             736              1,503
        Changes in receivable, inventories and prepaid expenses                       220             (1,973)
        Changes in current liabilities and other                                    6,712               (828)
        Non-current asset and liability changes, net                                2,765              3,459
        Gain on sale of assets                                                       (647)                --
                                                                                 --------           --------
     Total adjustments to net income                                               18,769             12,812
                                                                                 --------           --------
            Net cash provided by operating activities                              29,535             17,711
                                                                                 --------           --------

Cash flows from investing activities:
        Proceeds from sale of assets                                                  647                 --
        Collections on notes receivable                                                --              7,335
        Purchase of vessels and equipment                                         (14,004)           (19,599)
                                                                                 --------           --------
           Net cash used in investing activities                                  (13,357)           (12,264)
                                                                                 --------           --------

Cash flows from financing activities:
        Borrowings under long-term debt                                                --             29,500
        Payment of long-term debt                                                  (1,852)            (1,250)
        Payments under revolving credit facility                                       --            (30,000)
        Borrowings under revolving credit facility                                     --              6,500
        Proceeds from exercise of stock options                                        34                 86
        Dividends declared and paid                                                (1,876)            (1,825)
                                                                                 --------           --------
           Net cash (used in) provided by financing activities                     (3,694)             3,011
                                                                                 --------           --------

Net increase in cash and cash equivalents                                          12,484              8,458
Cash and cash equivalents at beginning of period                                    6,347              3,614
                                                                                 --------           --------
Cash and cash equivalents at end of period                                       $ 18,831           $ 12,072
                                                                                 ========           ========


     See notes to financial statements

                                 MARITRANS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

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

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        Pursuant to the rules and regulations of the Securities and Exchange Commission, the unaudited consolidated financial statements do not include all of the information and notes normally included with annual financial statements prepared in accordance with GAAP. These financial statements should be read in conjunction with the consolidated historical financial statements and notes thereto included in the Company's Form 10-K for the period ended December 31, 2004.

2.      EARNINGS PER COMMON SHARE

        The following data show the amounts used in computing basic and diluted earnings per share ("EPS"):

                                                                             Three Months                  Six Months
                                                                            Ended June 30,               Ended June 30,
                                                                       2005           2004             2005          2004
                                                                     --------       ---------       --------       ------
                                                                             (000's)                        (000's)
        Income available to common stockholders used
           in basic EPS.........................................      $ 7,111         $ 3,112        $10,766       $ 4,899
                                                                      =======         =======        =======       =======
        Weighted average number of common shares used
           in basic EPS.........................................        8,400           8,212          8,371         8,116
        Effect of dilutive stock options and restricted shares            171             190            174           297
                                                                      -------         -------        -------       -------
        Weighted number of common shares and dilutive
           potential common stock used in diluted EPS...........        8,571           8,402          8,545         8,413
                                                                      =======         =======        =======       =======

3.      STOCK-BASED COMPENSATION

       Maritrans Inc. has a stock incentive plan (the "Plan"), whereby non-employee directors, officers and other key employees may be granted stock, stock options and, in certain cases, receive cash under the Plan. In May 1999, the Company adopted an additional plan, the Maritrans Inc. 1999 Directors and Key Employees Equity Compensation Plan, which provides non-employee directors, officers and other key employees with certain rights to acquire common stock and stock options. In April 2005, the Company adopted a new plan, the Maritrans Inc. 2005 Omnibus Equity Compensation Plan, which also provides non-employee directors, officers and other key employees with certain rights to acquire common stock and stock options. Any outstanding options granted under either plan are exercisable at a price not less than the market value of the shares on the date of grant. During the second quarter of 2005, 18,241 shares were issued as a result of the exercise of options. The exercise price of these options ranged from $5.375 to $14.20.

       In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide three alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 also amends the disclosure provisions of SFAS 123 and Accounting Principles Board Opinion No. 28, "Interim Financial Reporting". SFAS 148 was effective for fiscal years ending after December 15, 2002, with certain disclosure requirements effective for interim periods beginning after December 15, 2002. The Company adopted the transition provision of SFAS 148 using the prospective method beginning January 1, 2003. The prospective method requires the Company to apply the fair value based method to all stock awards granted, modified or settled in its consolidated statements of income beginning on the date of adoption.

       For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The difference between stock based compensation included in net income and total stock based compensation determined under the fair value method was immaterial in the first six months of 2005 and results in pro forma net income that was equal to net income in the Consolidated Statement of Income. The Company's pro forma information in 2004 was as follows:

                                                                             Three Months                  Six Months
                                                                          Ended June 30, 2004           Ended June 30, 2004
                                                                          -------------------           -------------------
                                                                                     ($000, except per share data)
        Net income as reported..................................               $ 3,112                        $ 4,899
        Add:  Stock based compensation included in net
           income, net of tax...................................                    12                             26
        Deduct:  Total stock based compensation determined
           under the fair value based method, net of tax........                    14                             37
                                                                               -------                        -------
        Pro forma net income....................................               $ 3,110                        $ 4,888
                                                                               =======                        =======

        Basic earnings per share as reported....................               $  0.38                        $  0.60
        Pro forma basic earnings per share......................               $  0.38                        $  0.60
        Diluted earnings per share as reported..................               $  0.37                        $  0.58
        Pro forma diluted earnings per share....................               $  0.37                        $  0.58


4.      INCOME TAXES

       The Company's effective tax rate differed from the federal statutory rate due primarily to state income taxes and certain nondeductible items.

5.     SHARE BUYBACK PROGRAM

       On February 9, 1999, the Board of Directors authorized a share buyback program (the "Program") for the repurchase of up to one million shares of the Company's common stock. In February 2000 and again in February 2001, the Board of Directors authorized the repurchase of an additional one million shares in the Program. Therefore the total authorized shares under the Program is 3,000,000. As of June 30, 2005, 2,485,442 shares had been repurchased.

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

       On April 15, 2005, the Securities and Exchange Commission (the "Commission") announced the adoption of a new rule that amends the compliance dates for Statement 123(R). The Commission's new rule allows companies to implement Statement 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. Consistent with the new compliance date, the Company will be adopting the provisions of Statement 123(R) as of January 1, 2006, using the prospective method. The Commission's new rule does not change the accounting required by Statement 123(R), it changes only the dates for compliance with the standard.

       The Company adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003 using the modified prospective method described in FAS 148. Currently, the Company uses the Black-Scholes formula to estimate the value of stock options granted to employees and expects to continue using this acceptable option valuation model upon the required adoption of Statement 123(R) on January 1, 2006. Because Statement 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because the Company adopted Statement 123 using the modified prospective method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for some previously granted awards that were not recognized under Statement 123 will be recognized under Statement 123(R). However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 3 to our consolidated financial statements. Pro forma effects of FAS 123 had no material effect on the net income or earnings per share for the six months ended June 30, 2005.


7.     RETIREMENT PLANS

       Net periodic pension cost included the following components:

                                                                             Three Months                  Six Months
                                                                            Ended June 30,               Ended June 30,
                                                                        2005            2004           2005          2004
                                                                        -----           -----        -------          ----
                                                                                ($000s)                      ($000s)
        Service cost of current period..........................        $  54           $ 157        $   222         $ 314
        Interest cost on projected benefit obligation...........          504             463            973           926
        Expected return on plan assets..........................         (510)           (476)        (1,019)         (952)
        Amortization of prior service cost......................           34              35             69            70
                                                                        -----           -----        -------         -----

        Net periodic pension cost...............................        $  82           $ 179        $   245         $ 358
                                                                        =====           =====        =======         =====

8.     SALE OF ASSET

       In March 2005, the Company sold one vessel, the tug Port Everglades, which had been idle and not operating as a core part of the Company's fleet. The gain on the sale of this asset was $0.6 million.

9.     RETIREMENT AGREEMENT

       On February 15, 2005, Stephen A. Van Dyck announced his retirement and entered into a Confidential Transition and Retirement Agreement (the "Agreement"). As of the date of the Agreement, Mr. Van Dyck retired and resigned from all directorships and offices with the Company, including Executive Chairman of the Company's Board of Directors. He will serve as a consultant to the Company through December 31, 2007. The Company recorded a $2.4 million charge in the first quarter of 2005 related to the consulting agreement and to the acceleration of Mr. Van Dyck's enhanced retirement benefit, which resulted in additional general and administrative expenses.

10.    CONTINGENCIES

       In the ordinary course of its business, claims are filed against the Company for alleged damages in connection with its operations. Management is of the opinion that the ultimate outcome of such claims at June 30, 2005 will not have a material adverse effect on the consolidated financial statements.

       On May 2, 2005, the Company agreed to settle its pending lawsuit against Penn Maritime Inc. and Penn Tug & Barge Inc. (together "Penn Maritime") on Maritrans' claims for patent infringement and misappropriation of trade secrets. Penn Maritime agreed to pay Maritrans $4 million to settle all of Maritrans' claims. Penn Maritime agreed that the Court will issue a judgment attesting to the validity of Maritrans' patents for the process of converting single hull barges to double hull. Maritrans agreed to give Penn Maritime a license to use Maritrans' patent covering all barges presently owned by Penn Maritime. The $4 million settlement payment was received in June 2005 and was recorded as other income in the six months ended June 30, 2005 consolidated statement of income.

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

The forward-looking statements included in this 10-Q relate to future events or the Company's future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "seem," "should," "believe," "future," "potential," "estimate," "offer," "opportunity," "quality," "growth," "expect," "intend," "plan," "focus," "through," "strategy," "provide," "meet," "allow," "represent," "commitment," "create," "implement," "result," "seek," "increase," "establish," "work," "perform," "make," "continue," "can," "will," "include," or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on the Company's current plans or assessments that are believed to be reasonable as of the date of this 10-Q. Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecast, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the factors outlined in this 10-Q, changes in oil companies' decisions as to the type and origination point of the crude that it processes, changes in the amount of imported petroleum products, competition for marine transportation, domestic and international oil consumption, levels of foreign imports, the continuation of federal law restricting United States point-to-point maritime shipping to U.S. vessels (the Jones Act), the timing and success of the Company's rebuilding program, demand for petroleum products, future spot market rates, demand for our services, changes in interest rates, the effect of war or terrorists activities and the general financial, economic, environmental and regulatory conditions affecting the oil and marine transportation industry in general. Given such uncertainties, current or prospective investors are cautioned not to place undue reliance on any such forward-looking statements. These factors may cause the Company's actual results to differ materially from any forward-looking statement.

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

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in Part I Item 1 of this Form 10-Q and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2004 contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Overview
--------

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

Demand for the Company's services is driven primarily by the demand for crude oil in the Northeastern U.S. and refined petroleum products in Florida and the Northeastern U.S. This demand is impacted by domestic consumption of petroleum products, U.S. refining levels, product inventory levels and weather conditions in the Northeast. In addition, competition from foreign imports of refined petroleum products in our primary markets, as well as demand for refined petroleum product movements from the U.S. Gulf Coast refining centers to the U.S. West Coast, could also have an impact on demand for the Company's services.

Maritrans has successfully rebuilt six of its existing, single-hulled, barges to a double-hull design configuration, which comply with the provisions of OPA. The Company intends to apply the same methodology to all of its remaining single-hull barges. Approximately seventy percent of the Company's fleet capacity is double-hulled. The Company holds patents for its double-hulling technology and has been rebuilding its single-hull barges to double-hulls since 1998, in preparation for upcoming government mandated retirements of single-hull vessels. The timing of the rebuilds will be determined by a number of factors, including market conditions, shipyard pricing and availability, customer requirements and OPA retirement dates for the vessels. The OPA retirement dates fall between 2005 and 2010. Each of the Company's superbarges represent approximately 5 to 7 percent of the total fleet capacity, which will be removed from revenue generating service during the rebuilding of that vessel.

Definitions
-----------

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

"CAP" refers to the Condition Assessment Program of ABS Consulting, a subsidiary of the American Bureau of Shipping, which evaluates a vessel's operation, machinery, maintenance and structure using the ABS Safe Hull Criteria. A CAP 1 rating indicates that a vessel meets the standards of a newly built vessel.

"Cargo" refers to the petroleum products transported by our vessels.

"Clean oil" refers to refined petroleum products.

"Jones Act" refers to the federal law restricting United States point-to-point maritime shipping to vessels built in the United States, owned by U.S. citizens and manned by U.S. crews.

"Lightering" refers to the process of off-loading crude oil or petroleum products from deeply laden inbound tankers into smaller tankers and/or barges.

"OPA" refers to the Oil Pollution Act of 1990, which is a federal law prohibiting the operation of singe-hull vessels in U.S. waters based on a phase-out schedule that began on January 1, 1995 and ends on January 1, 2015.

"Revenue days" refers to the number of days the fleet was working for customers.

"Spot market" refers to a term describing a one-time, open-market transaction where transportation services are provided at current market rates.

"Superbarge" refers to a barge with a carrying capacity in excess of 150,000 barrels.

"Term contract" refers to a contract with a customer for specified services over a specified period for a specified price.

"TCE" refers to Time Charter Equivalent, a commonly used industry measure where direct voyage costs are deducted from revenue. TCE yields a measure that is comparable regardless of the type of contract utilized.

"Vessel utilization" refers to the ratio, expressed as a percentage, of the days the fleet worked and is calculated as the number of revenue days divided by the number of calendar days, each in a specified time period.

"Voyage costs" refer to the expenses incurred for fuel and port charges.

Results of Operations
---------------------

To supplement its financial statements prepared in accordance with GAAP, the Company's management has used the financial measure of TCE. Maritrans enters into various types of charters, some of which involve the customer paying substantially all voyage costs, while other types of charters involve Maritrans paying some or substantially all of the voyage costs. The Company has presented TCE in this discussion to enhance an investor's overall understanding of the way management analyzes the Company's financial performance. Specifically, the Company's management used the presentation of TCE revenue to allow for a more meaningful comparison of the Company's financial condition and results of operations because TCE revenue essentially nets the voyage costs and voyage revenue to yield a measure that is comparable between periods regardless of the types of contracts utilized. These voyage costs are included in the "Operations expense" line item on the Consolidated Statements of Income. TCE revenue is a non-GAAP financial measure and a reconciliation of TCE revenue to revenue, the most directly comparable GAAP measure, is set forth below. The presentation of this additional information is not meant to be considered in isolation or as a substitute for results prepared in accordance with GAAP.

Three Month Comparison
----------------------

Revenues

TCE revenue for the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004 was as follows:

                                                   June 30, 2005                June 30, 2004
                                                   -------------                -------------
          Voyage revenue                                 $46,330                      $36,747
          Voyage costs                                    11,667                        6,401
                                                        --------                     --------
          Time Charter Equivalent                        $34,663                      $30,346
                                                         =======                      =======
          Vessel utilization                               81.8%                        82.5%
                                                        ========                      =======
          Available days                                   1,203                        1,232
                                                       =========                    =========
          Revenue days                                     1,117                        1,126
                                                       =========                    =========

TCE revenue increased from $30.3 million for the quarter ended June 30, 2004 to $34.7 million for the quarter ended June 30, 2005, an increase of $4.3 million, or 14 percent, due to an increase in rates.

Rates

Voyage revenue consists of revenue generated under term contracts as well as revenue generated by spot market transportation. Rates in each of these markets are significant drivers in the amount of revenue generated by the Company.

Spot market revenue for the quarter ended June 30, 2005 was $15.0 million compared to $7.2 million for the quarter ended June 30, 2004. The Company increased its exposure to the spot market in the second half of 2004 and continued this strategy in the first half of 2005. Spot market rates were higher in 2005 than in 2004 as the result of the impact of world and oil industry events and vessel supply as discussed below.

The shift in spot market strategy allowed the Company to meet the increased demand for gasoline blend components in the Northeast and West Coast and increased demand for gasoline in Florida. In particular, and consistent with last year, a large number of U.S. Jones Act vessels transported cargos from the Gulf of Mexico to the West Coast to meet the continuing demand for gasoline blend components. In addition, continued reduction in the Jones Act fleet as a result of mandatory OPA phase-outs has reduced the supply of vessels in the markets the Company serves, resulting on upward pressure on spot rates. Finally, spot market rates were pushed higher as a result of the increase in fuel prices during 2005.

Contract revenue for the quarter ended June 30, 2005 was $31.3 million compared to $29.8 million for the quarter ended June 30, 2004. Contract rates remained strong and were higher in 2005 than in 2004 as the Company obtained significant increases in rates on its renewed contracts. The increase in contract revenue was achieved with fewer vessels on contract during 2005. In addition, the Company benefited from positive fuel adjustment mechanisms in its contracts in a high fuel cost environment. Demand for lightering services, which is dependent on crude refining utilization in the Delaware Valley refineries, was higher in 2005 than in 2004 and resulted in increased revenue under contracts.

The Company believes spot market rates will be at similar levels or higher during the remainder of 2005 compared to 2004 due to increased product demand in the markets the Company serves and continued reduction in the supply of Jones Act vessels. The Company expects that this increased demand will be partially offset by an increase in imports into the Gulf Coast market the Company serves. The Company expects its exposure to the spot market in the remainder of 2005 to be consistent to its exposure in the first half of 2005. The Company intends to maintain a strong position in the spot market to allow the Company to take greater advantage of anticipated market conditions in 2005. Although the greater spot market exposure inherently brings with it potential for reduced utilization and revenues, the Company believes that anticipated market demand and the continuing reduction in the size of the Jones Act fleet lessens the possibility of this occurrence. Additionally, a Company vessel will be reaching its mandatory OPA phase-out date in December 2005 and will no longer be able to transport petroleum products but will be able to carry alternate products.

In April 2005, the Company entered into an 18-month time charter with Sunoco Inc. (R&M) and re-deployed the double-hull barge M192 from its previous clean products route along the Gulf Coast to the Northeast residual oil market to service this contract. In June 2005, the Company completed the double-hulling of the barge OCEAN 193. The barge returned to service as the M209 and has entered contract service in the Gulf Coast market, which will add to revenues for the remainder of 2005.

On August 1, 2005, the Company entered into a three year agreement with Seabrook Carriers Inc., a wholly owned subsidiary of Fairfield-Maxwell LTD. to time charter in the M/V Seabrook, a single-hull oil tanker with a carrying capacity of 230,000 barrels. The agreement will expire in July 2008, after which time the vessel will no longer be eligible to transport petroleum products in accordance with the OPA. Subject to delivery and meeting required compliances, the M/V Seabrook will enter the Company's service on or about October 1, 2005 and will be deployed into the Company's clean products trade route along the Gulf Coast. The M/V Seabrook will also be available for voyages to the U.S. West Coast and Northeast.

Utilization

Vessel utilization is the other significant driver in the amount of revenue generated by the Company. Utilization in 2005 was consistent with 2004 levels. In 2005, there were less days out of service due to the completion of the double-hulling of the barge M209, which returned to service at the end of May. In 2004, the barge M214 was out of service for her double hull rebuild for the entire second quarter. This was offset by the additional days out of service with the conversion and re-deployment of the double-hull barge M192 to the Northeast. Barrels of cargo transported were 44.4 million for both the quarter ended June 30, 2004 and the quarter ended June 30, 2005.

The Company anticipates utilization to be at similar levels in the remainder of 2005 than in 2004 due to a higher level of scheduled out of service time for regulatory maintenance, which is expected to be partially offset by fewer vessels being out of service for double-hull rebuilding and continued strong demand for the Company's services.

Operations expense

Voyage costs increased from $6.4 million for the quarter ended June 30, 2004 to $11.7 million for the quarter ended June 30, 2005, an increase of $5.3 million, or 82 percent. The cost of fuel used in our vessels increased $4.4 million, or 112 percent, compared to the same period in 2004. The average price of fuel increased 55 percent compared to the 2004 period while the number of gallons increased 37 percent. Port charges increased $0.9 million due to the increased West Coast moves resulting from increased spot exposure and fewer vessels on time charter.

Operations expenses, excluding voyage costs, increased from $11.8 million for the quarter ended June 30, 2004 to $13.6 million for the quarter ended June 30, 2005, an increase of $1.8 million, or 15 percent. Insurance expenses increased $1.0 million as a result of a $0.8 million reversal, in 2004, of previously recorded insurance reserves that were no longer considered a liability. The increase was also due to higher insurance premiums and deductibles. Shoreside support expenses increased $0.3 million, primarily as a result of salary and benefit increases and an increase in personnel. The remainder of the increase was due to increased vessel supply expenses and increased crew expenses resulting from seagoing salary and benefit increases, partially offset by lower costs of training and decreased crewing of vessels during maintenance periods. In the second quarter of 2005, the Company entered into negotiations with the tug/barge employee unions. In the third quarter of 2005, the contracts were agreed upon and will result in an increase in crew expenses during the remainder of 2005.

Maintenance expense

Maintenance expenses for the quarter ended June 30, 2005 were $5.2 million, which was consistent with 2004 levels. The Company continuously reviews upcoming shipyard maintenance costs and adjusts the shipyard accrual rate to reflect the expected costs. Increases in regulatory and customer vetting requirements, which increases the scope of maintenance performed in the shipyard, would result in higher shipyard costs.

General and Administrative expense

General and administrative expenses decreased $0.7 million, or 22 percent, from $3.1 million for the quarter ended June 30, 2004 to $2.4 million for the quarter ended June 30, 2005. The decrease resulted primarily from a decrease in employment related fees, litigation expenses and relocation expenses.

Operating Income

As a result of the aforementioned changes in revenue and expenses, operating income increased from $5.0 million for the quarter ended June 30, 2004 to $7.8 million for the quarter ended June 30, 2005, an increase of $2.8 million, or 56 percent.

Other Income

Other income for the 2005 period included a $4.0 million settlement received from Penn Maritime Inc. and Penn Tug & Barge Inc. (together "Penn Maritime") on Maritrans' claims for patent infringement and misappropriation of trade secrets. Penn Maritime agreed to pay Maritrans $4.0 million to settle all of Maritrans' claims, and received a license to use our patented double-hulling process on their existing fleet. The Company did not have any similar transactions in 2004.

Income Tax Provision

Income tax provision increased from $1.9 million for the quarter ended June 30, 2004 to $4.1 million for the quarter ended June 30, 2005, an increase of $2.2 million, or 119 percent, and resulted from the aforementioned changes in revenue and expenses.

Net Income

Net income increased from $3.1 million for the quarter ended June 30, 2004 to $7.1 million for the quarter ended June 30, 2005, an increase of $4.0 million, or 129 percent, resulting from the aforementioned changes in revenue and expenses.

Six Month Comparison
--------------------

Revenues

TCE revenue for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 was as follows:

                                                   June 30, 2005                June 30, 2004
                                                   -------------                -------------
          Voyage revenue                                 $89,870                      $71,408
          Voyage costs                                    20,596                       12,409
                                                         -------                      -------
          Time Charter Equivalent                        $69,274                      $58,999
                                                         =======                      =======
          Vessel utilization                               81.8%                        81.2%
                                                         =======                      =======
          Available days                                   2,392                        2,418
                                                         =======                      =======
          Revenue days                                     2,221                        2,218
                                                         =======                      =======

TCE revenue increased from $59.0 million for the six months ended June 30, 2004 to $69.3 million for the six months ended June 30, 2005, an increase of $10.3 million, or 17 percent, due to increases in rates and an increase in vessel utilization.

Rates

Spot market revenue for the six months ended June 30, 2005 was $26.4 million compared to $11.6 million for the six months ended June 30, 2004. The Company increased its exposure to the spot market in the second half of 2004 and continued this strategy in the first half of 2005. Spot market rates were higher in 2005 than in 2004 as the result of the impact of world and oil industry events and vessel supply as discussed below.

The shift in spot market strategy allowed the Company to meet the increased demand for gasoline blend components in the Northeast and West Coast and increased demand for gasoline in Florida. In particular, and consistent with last year, a large number of U.S. Jones Act vessels transported cargos from the Gulf of Mexico to the West Coast to meet the continuing demand for gasoline blend components. In addition, continued reduction in the Jones Act fleet as a result of mandatory OPA phase-outs has reduced the supply of vessels in the markets the Company serves, resulting on upward pressure on spot rates. Finally, spot market rates were pushed higher as a result of the increase in fuel prices during 2005.

During the first quarter, continued strong international shipping market transportation rates, driven by the continued growth in Asia, improved the competitive position of the Jones Act fleet relative to imports in the markets the Company serves. This position decreased during the second quarter as import levels rose, particularly in the Company's Gulf Coast market. In addition, continued reduction in the Jones Act fleet as a result of the mandatory OPA phase-outs has reduced the supply of vessels in the markets the Company serves, resulting in upward pressure on spot rates.

Contract revenue for the six months ended June 30, 2005 was $63.5 million compared to $59.9 million for the six months ended June 30, 2004. Contract rates remained strong and were higher in 2005 than in 2004 as the Company obtained significant increases in rates on its renewed contracts. The increase in contract revenues was achieved with fewer vessels on contract during 2005. In addition, the Company benefited from positive fuel adjustment mechanisms in its contracts in a high fuel cost environment. Demand for lightering services, which is dependent on crude refining utilization in the Delaware Valley refineries, was higher in 2005 than in 2004 and resulted in increased revenue under contracts.

Utilization

Vessel utilization increased from 81.2% in 2004 to 81.8% in 2005. The increase in utilization had a positive impact on voyage revenue and resulted primarily from lower vessel out of service time for vessel repairs in 2005 compared to 2004. During the first quarter of 2004, three of the Company's vessels were removed from service for repairs and structural enhancements. As a result of the increase in utilization, barrels of cargo transported increased from 87.3 million in the six months ended June 30, 2004 to 89.6 million in the six months ended June 30, 2005.

Operations expense

Voyage costs increased from $12.4 million for the six months ended June 30, 2004 to $20.6 million for the six months ended June 30, 2005, an increase of $8.2 million, or 66 percent. The cost of fuel used in our vessels increased $6.8 million, or 91 percent, compared to the same period in 2004. The average price of fuel increased 49 percent compared to the 2004 period while the number of gallons used increased 22 percent. Port charges increased $1.4 million due to the increased West Coast moves resulting from increased spot exposure and fewer vessels on time charter.

Operations expenses, excluding voyage costs, increased from $24.3 million for the six months ended June 30, 2004 to $26.7 million for the six months ended June 30, 2005, an increase of $2.3 million, or 10 percent. Insurance expenses increased $1.1 million as a result of a $0.8 million reversal, in 2004, of previously recorded insurance reserves that were no longer considered a liability. The increase was also due to a higher insurance premiums and deductibles. Shoreside support expenses increased $0.6 million, primarily as a result of salary and benefit increases and an increase in personnel. The remainder of the increase was due to increased vessel supply expenses and increased crew expenses resulting from seagoing salary and benefit increases, partially offset by lower costs of training and decreased crewing of vessels during maintenance periods.

Maintenance expense

Maintenance expenses decreased $0.4 million, or 4 percent, from $10.5 million for the six months ended June 30, 2004 to $10.1 million for the six months ended June 30, 2005. Routine maintenance incurred during voyages and in port for the six months ended June 30, 2005 decreased $0.4 million from the six months ended June 30, 2004. Expenses accrued for maintenance in shipyards for the six months ended June 30, 2005 were consistent with the six months ended June 30, 2004.

General and Administrative expense

General and administrative expenses increased $2.3 million, or 41 percent, from $5.5 million for the six months ended June 30, 2004 to $7.8 million for the quarter ended June 30, 2005. In the first quarter of 2005, Stephen Van Dyck retired as Executive Chairman of the Company's Board of Directors. The Company recorded a $2.4 million charge related to a consulting agreement and the acceleration of Mr. Van Dyck's enhanced retirement benefit. In addition, professional fees increased $0.4 million as a result of increased audit fees primarily related to additional services necessary to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and additional litigation expenses. These increases were partially offset by a decrease in employment related expenses.

Gain on Sale of Assets

Gain on sale of assets for the six months ended June 30, 2005 of $0.6 million consisted of a pre-tax gain on the sale of the tug, Port Everglades, which had been idle and not operating as a core part of the Company's fleet. The Company did not have any similar transactions in 2004.

Operating Income

As a result of the aforementioned changes in revenue and expenses, operating income increased from $8.2 million for the six months ended June 30, 2004 to $14.1 million for the six months ended June 30, 2005, an increase of $6.0 million, or 73 percent.

Other Income

Other income for the 2005 period included a $4.0 million settlement received from Penn Maritime Inc. and Penn Tug & Barge Inc. (together "Penn Maritime") on Maritrans' claims for patent infringement and misappropriation of trade secrets. Penn Maritime agreed to pay Maritrans $4.0 million to settle all of Maritrans' claims, and received a license to use our patented double-hulling process on their existing fleet. The Company did not have any similar transactions in 2004.

Income Tax Provision

Income tax provision increased from $2.9 million for the six months ended June 30, 2004 to $6.2 million for the six months ended June 30, 2005, an increase of $3.3 million or 111 percent and resulted from the aforementioned changes in revenue and expenses.

Net Income

Net income increased from $4.9 million for the six months ended June 30, 2004 to $10.8 million for the six months ended June 30, 2005, an increase of $5.9 million, or 120 percent, resulting from the aforementioned changes in revenue and expenses.

Liquidity and Capital Resources
-------------------------------

General

For the six months ended June 30, 2005, net cash provided by operating activities was $29.5 million. These funds were sufficient to meet debt service obligations and loan agreement covenants, to make capital acquisitions and improvements and to allow the Company to pay a dividend in the first six months of 2005. Management believes funds provided by operating activities, augmented by the Company's Revolving Credit Facility, described below, and investing activities, will be sufficient to finance operations, anticipated capital expenditures, lease payments and required debt repayments in the foreseeable future. Dividends are authorized at the discretion of the Board of Directors and although dividends have been made quarterly in each of the last three years, there can be no assurance that the dividend will continue. The ratio of debt to total capitalization was .38:1 at June 30, 2005.

On February 9, 1999, the Board of Directors authorized a share buyback program for the acquisition of up to one million shares of the Company's common stock, which represented approximately 8 percent of the 12.1 million shares outstanding at that time. In February 2000 and again in February 2001, the Board of Directors authorized the acquisition of an additional one million shares in the program. The total authorized shares under the buyback program are 3,000,000. As of June 30, 2005, 2,485,442 shares had been purchased under the plan. The plan has been financed by internally generated funds. The Company intends to hold the majority of the shares repurchased as treasury stock, although some shares will be used for employee compensation plans and others may be used for acquisitions and/or other corporate purposes.

Debt Obligations and Borrowing Facility

At June 30, 2005, the Company had $61.3 million in total outstanding debt, secured by mortgages on some of the fixed assets of the Company. The current portion of this debt at June 30, 2005 was $3.9 million.

The Company currently maintains a $40 million credit and security agreement ("Revolving Credit Facility") with Citizens Bank (formerly Mellon Bank, N.A.) and a syndicate of other financial institutions ("Lenders"). Pursuant to the terms of the credit and security agreement, the Company may borrow up to $40 million under the Revolving Credit Facility. Interest is variable based on either the LIBOR rate plus an applicable margin (as defined in the Revolving Credit Facility) or the prime rate. The Revolving Credit Facility expires in January 2007. The Company has granted first preferred ship mortgages and a first security interest in some of the Company's vessels and other collateral in connection with the Revolving Credit Facility. At June 30, 2005, there were no amounts outstanding under the Revolving Credit Facility. The Revolving Credit Facility requires the Company to maintain its properties in a specific manner, maintain specified insurance on its properties and business, and abide by other covenants which are customary with respect to such borrowings. The Revolving Credit Facility also requires the Company to meet certain financial covenants. If the Company fails to comply with any of the covenants contained in the Revolving Credit Facility, the Lenders may declare the entire balance outstanding, if any, immediately due and payable, foreclose on the collateral and exercise other remedies under the Revolving Credit Facility. The Company was in compliance with all covenants at June 30, 2005.

The Company has additional financing agreements consisting of (1) a $7.3 million term loan with Lombard US Equipment Financing Corp. with a 5-year amortization that accrues interest at an average fixed rate of 5.14 percent ("Term Loan A") and (2) a $29.5 million term loan with Fifth Third Bank with a 9.5-year amortization and a 50 percent balloon payment at the end of the term ("Term Loan B"). Term Loan B accrues interest at an average fixed rate of 5.98 percent on $6.5 million of the loan and 5.53 percent on $23.0 million of the loan. Principal payments on Term Loan A are required on a quarterly basis and began in January 2004. Principal payments on Term Loan B are required on a monthly basis and began in November 2003. The Company has granted first preferred ship mortgages and a first security interest in some of the vessels and other collateral to the Lenders to secure the loan agreements. The loan agreements require the Company to maintain its properties in a specific manner, maintain specified insurance on its properties and business, and abide by other covenants, which are customary with respect to such borrowings. The loan agreements also require the Company to meet certain financial covenants that began in the quarter ended December 31, 2003. If the Company fails to comply with any of the covenants contained in the loan agreements, the Lenders may call the entire balance outstanding on the loan agreements immediately due and payable, foreclose on the collateral and exercise other remedies under the loan agreements. The Company was in compliance with all such covenants at June 30, 2005.

In June 2004, the Company entered into an additional $29.5 million term loan with Fifth Third Bank ("Term Loan C"). Term Loan C has a 9.5-year amortization and a 55 percent balloon payment at the end of the term and accrues interest at a fixed rate of 6.28 percent. A portion of the proceeds of Term Loan C was used to pay down existing borrowings under the Revolving Credit Facility. Principal payments on Term Loan C are required on a monthly basis and began in August 2004. The Company has granted first preferred ship mortgages and a first security interest in the M214 and Honour to secure Term Loan C. Term Loan C requires the Company to maintain the collateral in a specific manner, maintain specified insurance on its properties and business, and abide by other covenants which are customary with respect to such borrowings. If the Company fails to comply with any of the covenants contained in Term Loan C, the Lenders may foreclose on the collateral or call the entire balance outstanding on Term Loan C immediately due and payable. The Company was in compliance with all applicable covenants at June 30, 2005.

As of June 30, 2005, the Company had the following amounts outstanding under its debt agreements:

    o   $ 0 under the Revolving Credit Facility
    o   $ 5.3 million under Term Loan A
    o   $ 27.5 million under Term Loan B; and
    o   $ 28.5 million under Term Loan C

Contractual Obligations

Total future commitments and contingencies related to the Company's outstanding debt obligations, noncancellable operating leases and purchase obligations, as of June 30, 2005, were as follows:

                                                                                     ($000s)
                                                                 Less than            One to         Three to         More than
                                                Total             one year       three years       five years        five years
                                               -------           ---------       -----------       ----------        ----------
Debt Obligations                               $61,277              $3,863            $8,407           $6,833           $42,174
Operating Leases                                 2,014                 397               836              781                --
Purchase Obligations*                            1,442               1,442                --               --                --
                                               -------              ------            ------           ------           -------
Total                                          $64,733              $5,702            $9,243           $7,614           $42,174
                                               =======              ======            ======           ======           =======

* Purchase obligations represent amounts due under existing vessel rebuild contracts.

In August 2003, the Company awarded a contract to rebuild its sixth large single-hull barge, the OCEAN 193, to a double-hull configuration. In addition to the double-hull rebuild, the OCEAN 193 was fitted with a 30,000 barrel mid-body insertion. The Company has financed this project from a combination of internally generated funds and borrowings under the Company's Revolving Credit Facility. The total cost of the rebuild was approximately $27 million, of which $22 million was a fixed contract with the shipyard and the remainder was material furnished by the Company. As of June 30, 2005, $25.7 million had been paid for the project. The rebuilding of the OCEAN 193 was completed late in the second quarter of 2005 and she returned to service renamed the M209.

In September 2004, the Company began refurbishment of the tugboat Enterprise which currently works with the barge OCEAN 193. The refurbishment had a total cost of approximately $4.5 million. The Company has financed this project using internally generated funds. As of June 30, 2005, $4.4 million had been paid for the project. The refurbishment of the Enterprise was completed late in the second quarter of 2005.

In July 2005, the Company awarded contracts to rebuild the OCEAN 210 and the OCEAN 211, to double-hull configurations. These are the seventh and eighth single hull barges to be rebuilt. The rebuild of the OCEAN 210 is expected to have a total cost of approximately $30.0 million, of which $24.0 million is a fixed contract with the shipyard and the remainder is to be furnished by the Company. The rebuild of the OCEAN 211 is also expected to have a total cost of approximately $30.0 million, of which $23.0 million is a fixed contract with the shipyard and the remainder is to be furnished by the Company. The rebuilds of the OCEAN 210 and OCEAN 211 will also include the insertions of midbodies, that will increase their capacity by approximately 30,000 barrels each. The Company expects to finance the projects with a combination of internally generated funds and borrowings under the Company's Revolving Credit Facility. The rebuilds of the OCEAN 210 and the OCEAN 211 are expected to be completed in the third quarter of 2006 and the second quarter of 2007, respectively.


Impact of Recent Accounting Pronouncements
------------------------------------------

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

On April 15, 2005, the Securities and Exchange Commission (the "Commission") announced the adoption of a new rule that amends the compliance dates for Statement 123(R). The Commission's new rule allows companies to implement Statement 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. Consistent with the new compliance date, the Company will be adopting the provisions of Statement 123(R) as of January 1, 2006, using the prospective method. The Commission's new rule does not change the accounting required by Statement 123(R), it changes only the dates for compliance with the standard.

The Company adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003 using the modified prospective method described in FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Currently, the Company uses the Black-Scholes formula to estimate the value of stock options granted to employees and expects to continue using this acceptable option valuation model upon the required adoption of Statement 123(R) on January 1, 2006. Because Statement 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because the Company adopted Statement 123 using the modified prospective method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for some previously granted awards that were not recognized under Statement 123 will be recognized under Statement 123(R). However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 3 to our consolidated financial statements. Pro forma effects of FAS 123 have no material effect on the net income or earnings per share for the six months ended June 30, 2005.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risk to which the Company is exposed is a change in interest rates on its Revolving Credit Facility. The Company manages its exposure to changes in interest rate fluctuations by optimizing the use of fixed and variable rate debt. The table below presents principal cash flows by year of maturity. The Company had only fixed rate debt outstanding at June 30, 2005. Variable interest rates would fluctuate with LIBOR and federal fund rates. The weighted average interest rate on the Company's outstanding debt at June 30, 2005 was 5.89%.

Liabilities                                        Expected Years of Maturity
-----------                                        --------------------------
($000s)
                                       2005*       2006          2007         2008         2009       Thereafter
                                       -----       ----          ----         ----         ----       ----------
Fixed Rate                           $ 1,904     $3,973        $4,202       $4,445       $3,007          $43,746
     Average Interest Rate             5.90%      5.92%         5.94%        5.97%        5.97%            5.97%

     * For the period July 1, 2005 through December 31, 2005

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Company's management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II:  OTHER INFORMATION

ITEM 1.      Legal Proceedings
             -----------------

On May 2, 2005, the Company agreed to settle its pending lawsuit against Penn Maritime Inc. and Penn Tug & Barge Inc. (together "Penn Maritime") on Maritrans' claims for patent infringement and misappropriation of trade secrets. Penn Maritime agreed to pay Maritrans $4 million to settle all of Maritrans' claims. Penn Maritime agreed that the Court will issue a judgment attesting to the validity of Maritrans' patents for the process of converting single hull barges to double hull. Maritrans agreed to give Penn Maritime a license to use Maritrans' patent covering all barges presently owned by Penn Maritime. The $4 million settlement payment was received in June 2005 and was recorded as other income in the six months ended June 30, 2005 consolidated statement of income.

ITEM 2.      Unregistered Sales of Equity Securities and Use of Proceeds
             -----------------------------------------------------------

The following table summarizes the Company's purchases of its common stock for the three months ended June 30, 2005:

                                            ISSUER PURCHASES OF EQUITY SECURITIES


                                                                      (c) Total Number of         (d) Maximum Number (or
                                                                        Shares (or Units)      Approximate Dollar Value) of
                               (a) Total Number   (b) Average Price    Purchased as Part of   Shares (or Units) that May Yet
                                 of Shares        Paid per share (or    Publicly Announced      Be Purchased Under the Plans
Period                         Purchased (1)             Units)         Plans or Programs             or Programs (2)
----------------------         ---------------------------------------------------------------   --------------------------
April 1-30, 2005                      --                   --                    -                      514,558
May 1-31, 2005                    12,919                19.55                    -                      514,558
June 1-30, 2005                       --                   --                    -                      514,558
                                --------              -------
Total                             12,919                19.55                    -
                                ========              =======

(1) These amounts consist of shares the Company purchased from its officers, non-employee directors and other employees who elected to pay the exercise price or withholding taxes upon the exercise of stock options or vesting of restricted stock by delivering (and, thus, selling) shares of Maritrans common stock in accordance with the terms of the Company's equity compensation plans. The Company purchased these shares at their fair market value, as determined by reference to the closing price of its common stock on the day of exercise.

(2) On February 9, 1999, the Company announced that its Board of Directors had authorized a common share repurchase program for up to one million shares of its common stock. On February 8, 2000 and February 13, 2001 each, the Company announced that its Board of Directors had authorized an additional one million shares in the program, for an aggregate of three million shares authorized. No repurchases were made under this program during the first six months of 2005. At June 30, 2005, 514,558 shares remained under these authorizations. The program has no fixed expiration date.


ITEM 4.      Submission of Matters to a Vote of Security Holders
             ---------------------------------------------------

             The Annual Meeting of Stockholders of the Company (the "Meeting") was held on April 28, 2005. At the Meeting, the following nominees were re-elected as directors of the Company. Dr. Boni will serve until the Annual Meeting of Stockholders in 2006 and Dr. Dorman and Mr. Stienecker will serve until the Annual Meeting of Stockholders in 2008. The votes are set forth after their names below.

             The voting results for all matters at the meeting were as follows:

              1.  Election of Directors

             Name of Nominee                           For            Withheld
             ---------------                           ---            --------
             Dr. Robert E. Boni                      7,425,746         69,516
             Dr. Craig E. Dorman                     7,429,984         65,278
             Brent A. Stienecker                     7,420,918         74,344

             The terms of office of the following directors continued after the meeting in accordance with the Company's Certificate of
             Incorporation: Mr. Frederick C. Haab, Mr. Robert J. Lichtenstein and Mr. William A. Smith.

                2. All Other Matters - The Company's 2005 Omnibus Equity Compensation Plan was approved receiving 2,786,289 votes for approval and 536,180 votes against approval with 44,816 votes abstaining. Broker non-votes were not permitted with respect to this proposal.

ITEM 6.      Exhibits
             --------

             10.1 - Severance and Non-Competition Agreement, effective June 13,
                    2005, between Maritrans General Partner Inc. and Norman Gauslow.
             31.1 - Certification of Chief Executive Officer, pursuant to
                    Rule 13a-14(a) under the Securities Exchange Act of 1934.
             31.2 - Certification of Chief Financial Officer, pursuant to Rule
                    13a-14(a) under the Securities Exchange Act of 1934.
             32.1 - Certification of Chief Executive Officer, pursuant to 18
                    U.S.C. Section 1350.
             32.2 - Certification of Chief Financial Officer, pursuant to 18
                    U.S.C. Section 1350.

SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of

1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 MARITRANS INC.
                                  (Registrant)




By:    /s/  Walter T. Bromfield                            Dated: August 4, 2005
     -------------------------------------
              Walter T. Bromfield
            Chief Financial Officer
         (Principal Financial Officer)







By:   /s/   Judith M. Cortina                              Dated: August 4, 2005
    ----------------------------------------
           Judith M. Cortina
        Director of Finance and Controller
       (Principal Accounting Officer)