Form 10-Q
period 2005-09-30
MARITRANS INC /DE/
filed 2005-11-07
CIK 810113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended September 30, 2005
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Yes ☑       No ☐
Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑       No ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
Common Stock $.01 par value, 8,542,127 shares outstanding as of November 3, 2005

MARITRANS INC.
INDEX

PART I: FINANCIAL INFORMATION
MARITRANS INC.
CONSOLIDATED BALANCE SHEETS
($000)

	September 30,	December 31,
	2005	2004
	(Unaudited)	(Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$811	$6,347
Trade accounts receivable	14,958	14,809
Claims and other receivables	1,425	2,625
Inventories	4,953	3,665
Deferred income tax benefit	6,572	6,061
Prepaid expenses	3,257	3,047

Total current assets	31,976	36,554

Vessels and equipment	430,684	397,523
Less accumulated depreciation	216,094	205,599

Net vessels and equipment	214,590	191,924
Goodwill	2,863	2,863
Other	588	442

Total Assets	$250,017	$231,783

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Debt due within one year	$3,917	$3,756
Trade accounts payable	2,811	4,790
Accrued shipyard costs	6,518	6,393
Accrued wages and benefits	3,041	2,477
Current income taxes	5,850	2,210
Other accrued liabilities	4,893	3,132

Total current liabilities	27,030	22,758

Long-term debt	57,914	59,373
Accrued shipyard costs	9,776	9,589
Long-term tax payable	5,714	6,875
Other liabilities	6,575	4,780
Deferred income taxes	35,672	36,004

Total non-current liabilities	115,651	116,621

Stockholders’ equity:
Common stock	141	140
Capital in excess of par value	90,173	88,195
Retained earnings	71,446	57,350
Unearned compensation	(1,189)	(1,268)
Less: Cost of shares held in treasury	(53,235)	(52,013)

Total stockholders’ equity	107,336	92,404

Total liabilities and stockholders’ equity	$250,017	$231,783

See notes to financial statements.

MARITRANS INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
($000, except per share amounts)

	Three Months
	Ended September 30,
	2005	2004
Revenues	$44,930	$38,285

Costs and expenses:
Operations expense	23,233	20,935
Maintenance expense	5,221	5,185
General and administrative	2,208	2,907
Depreciation	5,947	5,852

Total operating expense	36,609	34,879

Operating income	8,321	3,406

Interest expense	(838)	(791)
Interest income	114	67
Other income	59	17

Income before income taxes	7,656	2,699

Income tax provision (benefit)	1,510	(793)

Net income	$6,146	$3,492

Basic earnings per share	$0.73	$0.42
Diluted earnings per share	$0.71	$0.41
Dividends declared per share	$0.11	$0.11
See notes to financial statements.

MARITRANS INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
($000, except per share amounts)

	Nine Months
	Ended September 30,
	2005	2004
Revenues	$134,800	$109,693

Costs and expenses:
Operations expense	70,518	57,689
Maintenance expense	15,312	15,670
General and administrative	10,017	8,444
Depreciation	17,162	16,321

Total operating expense	113,009	98,124

Gain on sale of assets	647	—

Operating income	22,438	11,569

Interest expense	(2,259)	(1,544)
Interest income	281	198
Other income	4,151	314

Income before income taxes	24,611	10,537

Income tax provision	7,699	2,146

Net income	$16,912	$8,391

Basic earnings per share	$2.02	$1.03
Diluted earnings per share	$1.98	$1.00
Dividends declared per share	$0.33	$0.33
See notes to financial statements.

MARITRANS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
($000)

	Nine Months
	Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$16,912	$8,391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,162	16,321
Deferred income taxes	(843)	(1,588)
Tax benefit on stock compensation	813	1,503
Changes in receivables, inventories and prepaid expenses	(447)	(5,556)
Changes in current liabilities and other	4,098	505
Non-current asset and liability changes, net	676	4,022
Gain on sale of assets	(647)	—

Total adjustments to net income	20,812	15,237

Net cash provided by operating activities	37,724	23,628

Cash flows from investing activities:
Proceeds from sale of assets	647	—
Collections on notes receivable	—	7,374
Purchase of vessels and equipment	(39,828)	(24,756)

Net cash used in investing activities	(39,181)	(17,382)

Cash flows from financing activities:
Borrowings under long-term debt	—	29,500
Payment of long-term debt	(2,797)	(2,058)
Payments under revolving credit facility	(3,500)	(30,000)
Borrowings under revolving credit facility	5,000	6,500
Proceeds from exercise of stock options	34	86
Dividends declared and paid	(2,816)	(2,755)

Net cash (used in) provided by financing activities	(4,079)	1,273

Net (decrease) increase in cash and cash equivalents	(5,536)	7,519
Cash and cash equivalents at beginning of period	6,347	3,614

Cash and cash equivalents at end of period	$811	$11,133

See notes to financial statements

MARITRANS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
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

2.	Earnings per Common Share

The following data show the amounts used in computing basic and diluted earnings per share (“EPS”):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(000’s)		(000’s)
Income available to common stockholders used in basic EPS	$6,146	$3,492	$16,912	$8,391

Weighted average number of common shares used in basic EPS	8,411	8,280	8,384	8,171
Effect of dilutive stock options and restricted shares	185	168	178	254

Weighted number of common shares and dilutive potential common stock used in diluted EPS	8,596	8,448	8,562	8,425

3.	Stock-Based Compensation

Maritrans Inc. has a stock incentive plan (the “Plan”), pursuant to which non-employee directors, officers and other key employees may be granted stock, stock options and, in certain cases, receive cash under the Plan. In May 1999, the Company adopted an additional plan, the Maritrans Inc. 1999 Directors and Key Employees Equity Compensation Plan, which provides non-employee directors, officers and other key employees with certain rights to acquire common stock and stock options. In April 2005, the Company adopted a new plan, the Maritrans Inc. 2005 Omnibus Equity Compensation Plan, which also provides non-employee directors, officers and other key employees with certain rights to acquire common stock and stock options. Any outstanding options granted under any of these plans are exercisable at a price not less than the market value of the shares on the date of grant. During the third quarter of 2005, 11,269 shares were issued upon the exercise of options. The exercise price of these options ranged from $6.00 to $9.00.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The difference between stock based compensation included in net income and total stock based compensation determined under the fair value method was immaterial in the first nine months of 2005 and results in pro forma net income that was equal to net income in the Consolidated Statement of Income. The Company’s pro forma information in 2004 was as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2004	September 30, 2004
	($000, except per share data)
Net income as reported	$3,492	$8,391
Add: Stock based compensation included in net income, net of tax	12	39
Deduct: Total stock based compensation determined under the fair value based method, net of tax	16	54

Pro forma net income	$3,488	$8,376

Basic earnings per share as reported	$0.42	$1.03
Pro forma basic earnings per share	$0.42	$1.03
Diluted earnings per share as reported	$0.41	$1.00
Pro forma diluted earnings per share	$0.41	$0.99
4.	Income Taxes

The Company’s effective tax rate differed from the federal statutory rate due primarily to state income taxes and certain nondeductible items.

The Company records reserves for income taxes based on the estimated amounts that it would likely have to pay based on its taxable net income. The Company periodically reviews its position based on the best available information and adjusts its income tax reserve accordingly. In the quarter ended September 30, 2005, the Company reduced its income tax reserve by $1.2 million. This decrease resulted from the restructuring of Maritrans Partners L.P. to Maritrans Inc. in 1993 and to a reduction in amounts previously recorded as liabilities that were no longer deemed to be payable. In the quarter ended September 30, 2004, the Company reduced its income tax reserve by $1.7 million. Due to the non-cash nature of the reduction, there was no corresponding effect on cash flow or income from operations.

5.	Share Buyback Program

On February 9, 1999, the Board of Directors authorized a share buyback program (the “Program”) for the repurchase of up to one million shares of the Company’s common stock. In February 2000 and again in February 2001, the Board of Directors authorized the repurchase of an additional one million shares under the Program. Therefore, the total authorized shares under the Program was 3,000,000. In November 2005, the Board of Directors terminated the Program. As of September 30, 2005 and upon termination of the Program in November a total of 2,485,442 shares had been repurchased.

6.	Impact of Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment (Statement 123(R)), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

On April 15, 2005, the Securities and Exchange Commission (the “Commission”) announced the adoption of a new rule that amends the compliance dates for Statement 123(R). The Commission’s new rule allows companies to implement Statement 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. Consistent with the new compliance date, the Company will be adopting the provisions of Statement 123(R) as of January 1, 2006, using the modified prospective transition method. The Commission’s new rule does not change the accounting required by Statement 123(R), it changes only the dates for compliance with the standard.

The Company adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003 using the prospective method described in FAS 148. Currently, the Company uses the Black-Scholes formula to estimate the value of stock options granted to employees and expects to continue using this acceptable option valuation model upon the required adoption of Statement 123(R) on January 1, 2006. Because Statement 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because the Company adopted Statement 123 using the prospective method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for some previously granted awards that were not recognized under Statement 123 will be recognized under Statement 123(R). However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 3 to our consolidated financial statements. Pro forma effects of FAS 123 had no material effect on the net income or earnings per share for the nine months ended September 30, 2005.

7.	Retirement Plans

Net periodic pension cost included the following components:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	($000s)		($000s)
Service cost of current period	$111	$157	$333	$471
Interest cost on projected benefit obligation	487	463	1,460	1,389
Expected return on plan assets	(509)	(478)	(1,528)	(1,430)
Amortization of prior service cost	35	34	104	104

Net periodic pension cost	$124	$176	$369	$534

8.	Sale of Asset

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

10.	Commitments and Contingencies

In the ordinary course of its business, claims are filed against the Company for alleged damages in connection with its operations. Management is of the opinion that the ultimate outcome of such claims at September 30, 2005 will not have a material adverse effect on the consolidated financial statements.

On May 2, 2005, the Company agreed to settle its pending lawsuit against Penn Maritime Inc. and Penn Tug & Barge Inc. (together “Penn Maritime”) on Maritrans’ claims for patent infringement and misappropriation of trade secrets. Penn Maritime agreed to pay Maritrans $4 million to settle all of Maritrans’ claims. Penn Maritime agreed that the Court will issue a judgment attesting to the validity of Maritrans’ patents for the process of converting single hull barges to double hull configurations. Maritrans agreed to give Penn Maritime a license to use Maritrans’ patent covering all barges then owned by Penn Maritime. The $4 million settlement payment was received in June 2005 and was recorded as other income in the nine months ended September 30, 2005 consolidated statement of income.

On September 2, 2005, the Company entered into a shipbuilding contract with Bender Shipbuilding & Repair Co., Inc. (“Bender”), and also entered into a ten-year contract with Sunoco Inc. (R&M) (“Sunoco”). Under the shipbuilding contract, Bender will construct and deliver three articulated tug-barge units, each having a carrying capacity of 335,000 barrels (98% capacity), for a total cost to the Company, including owner-furnished materials, of approximately $232.5 million. As of September 30, 2005, $14.9 million has been paid to Bender. The tug-barge units are scheduled for delivery on October 1, 2007, May 1, 2008 and December 1, 2008 subject in each case to permitted postponements under the contract. The Sunoco contract will commence with the delivery of the first-tug barge unit, and the three vessels will provide lightering services for Sunoco and other customers in the Northeast.

11.	Shelf Registration

On September 6, 2005, the Company filed a shelf registration statement on form S-3, as amended by Amendment No. 1 filed on October 13, 2005, for the offer, sale and issuance by the Company, from time to time, in one or more offerings of either common stock or debt securities. The registration statement was declared effective on October 14, 2005. The aggregate public offering price of the securities sold in these offerings, including any debt securities with any original issue discount, will not exceed $450 million. At the time of any offering, the Company will file a prospectus supplement which will include the specific terms of the offering and may supplement, update or amend the information filed in the shelf registration statement.

12.	Subsequent Event

On October 7, 2005, the Company executed an amendment to its revolving credit facility. The amended credit facility is referred to herein as the (“Revolving Credit Facility”). The Revolving Credit Facility increases the amount from $40 million to $60 million, with an option to increase the amount to $120 million, in increments of $10 million if certain conditions are satisfied. The Revolving Credit Facility extends the maturity date from January 31, 2007 to October 7, 2010.

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
The forward-looking statements included in this 10-Q relate to future events or the Company’s future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “seem,” “should,” “believe,” “future,” “potential,” “estimate,” “offer,” “opportunity,” “quality,” “growth,” “expect,” “intend,” “plan,” “focus,” “through,” “strategy,” “provide,” “meet,” “allow,” “represent,” “commitment,” “create,” “implement,” “result,” “seek,” “increase,” “establish,” “work,” “perform,” “make,” “continue,” “can,” “will,” “include,” or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on the Company’s current plans or assessments that are believed to be reasonable as of the date of this 10-Q. Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecast, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the factors outlined in this 10-Q, and the following:

•	demand for, or level of consumption of, oil and petroleum products;

•	future spot market charter rates;

•	ability to attract and retain experienced, qualified and skilled crewmembers;

•	competition that could affect our market share and revenues;

•	risks inherent in marine transportation;

•	the cost and availability of insurance coverage;

•	delays or cost overruns in the building of new vessels, the double-hulling of our remaining single-hulled vessels and scheduled shipyard maintenance;

•	decrease in demand for lightering services;

•	environmental and regulatory conditions;

•	reliance on a limited number of customers for revenue;

•	the continuation of federal law restricting United States point-to-point maritime shipping to US vessels (the Jones Act);

•	asbestos-related lawsuits;

•	fluctuating fuel prices;

•	high fixed costs;

•	capital expenditures required to operate and maintain a vessel may increase due to government regulations;

•	reliance on unionized labor;

•	federal laws covering our employees that may subject us to job-related claims; and

•	significant fluctuations of our stock price.
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
Overview
We serve the oil and petroleum industries by providing marine transportation services along the Gulf and Atlantic coasts of the United States. We operate the largest OPA-compliant double-hulled fleet in our vessel size range and one of the largest fleets serving the U.S. coastwise trade. As of November 1, 2005, we employ a fleet of 16 vessels including five tankers and 11 tug/barge units. Our tanker, the Allegiance, was recently redeployed to non-oil transportation services. In August 2005, we announced that we had entered into a three-year time charter for our sixteenth vessel, the M/V Seabrook, a single-hull tanker owned and operated by Seabrook Carriers Inc., a wholly owned subsidiary of Fairfield-Maxwell LTD. of New York. Subject to delivery in the US Gulf and meeting required compliances, the vessel will join our fleet during November 2005, and be deployed into the clean products trade. Approximately 69% of our oil carrying fleet capacity is double-hulled compared to approximately 40% of all competing vessels in our vessel size range. Our vessel size range includes all vessels with carrying capacity greater than 160,000 barrels, excluding service to the Alaskan crude market. Our largest barge has a capacity of approximately 410,000 barrels and our current oil carrying fleet capacity aggregates approximately 3.6 million barrels. For each of the last five years, we have transported over 176 million barrels of crude oil and petroleum products for our customers. We provide marine transportation services for refined petroleum and petroleum products, or “clean” oil, from refineries located primarily in Texas, Louisiana and Mississippi to distribution points along the Gulf and Atlantic Coasts, generally south of Cape Hatteras, North Carolina and particularly into Florida, and, to a lesser extent, to the West Coast. We are currently a leading transporter of clean oil into the State of Florida. We also provide lightering services primarily to refineries on the Delaware River.
Many factors affect the number of barrels we transport and may affect our future results. Such factors include our vessel and fleet size and average trip lengths, the continuation of federal law restricting United States point-to-point maritime shipping to U.S. vessels in the Jones Act, domestic oil consumption, environmental laws and regulations, oil companies’ decisions as to the type and origination point of the crude that it processes, changes in the amount of imported petroleum products, competition, labor and training costs and liability insurance costs. Overall U.S. oil consumption during 2000-2004 fluctuated between 19.7 million and 20.5 million barrels a day.
Demand for our services is driven primarily by the demand for refined petroleum products in Florida and the Northeastern U.S and crude oil in the Northeastern U.S. This demand is impacted by domestic consumption of petroleum products, U.S. refining levels, product inventory levels and cold weather in the Northeast. In addition, competition from foreign imports of refined petroleum products in our primary markets, as well as demand for refined petroleum product movements from the Gulf Coast refining system to the West Coast also impact demand for our services.
Since 1998, we have converted six of our original nine single-hulled barges to double-hull configurations utilizing our patented double-hulling process, which allows us to convert our single-hulled barges to double-hulls for significantly less cost and in approximately half the time required to build new vessels. In addition, we have entered into contracts to rebuild our seventh and eighth single-hull barges to double-hull configurations, including the insertion of a 38,000-barrel mid-body to each, at a total cost of approximately $30 million per barge.
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
“OPA” refers to the Oil Pollution Act of 1990, which is a federal law prohibiting the operation of singe-hull vessels in U.S. waters based on a retirement schedule that began on January 1, 1995 and ends on January 1, 2015.
“Revenue days” refers to the number of days the fleet was working for customers.
“Spot market” refers to a term describing a one-time, open-market transaction where transportation services are provided at current market rates.
“Superbarge” refers to a barge with a carrying capacity in excess of 160,000 barrels.
“Term contract” refers to a contract with a customer for specified services over a specified period for a specified price.
“TCE” refers to Time Charter Equivalent, a commonly used industry measure where direct voyage costs are deducted from revenue. TCE yields a measure that is comparable regardless of the type of contract utilized.
“Vessel utilization” refers to the ratio, expressed as a percentage, of the days the fleet worked and is calculated as the number of revenue days divided by the number of calendar days, each in a specified time period.
“Voyage costs” refer to the expenses incurred for fuel and port charges.
Results of Operations
To supplement its financial statements prepared in accordance with GAAP, the Company’s management uses the financial measure of TCE. Maritrans enters into various types of charters, some of which involve the customer paying substantially all voyage costs, while other types of charters involve Maritrans paying some or substantially all of the voyage costs. The Company has presented TCE in this discussion to enhance an investor’s overall understanding of the way management analyzes the Company’s financial performance. Specifically, the Company’s management used the presentation of TCE revenue to allow for a more meaningful comparison of the Company’s financial condition and results of operations because TCE revenue essentially nets the voyage costs and voyage revenue to yield a measure that is comparable between periods regardless of the types of contracts utilized. These voyage costs are included in the “Operations expense” line item on the Consolidated Statements of Income. TCE revenue is a non-GAAP financial measure and a reconciliation of TCE revenue to revenue, the most directly comparable GAAP measure, is set forth below. The presentation of this additional information is not meant to be considered in isolation or as a substitute for results prepared in accordance with GAAP.
Three Month Comparison
Revenues
TCE revenue for the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004 was as follows:

	September 30, 2005	September 30, 2004
Voyage revenue	$44,930	$38,285
Voyage costs	10,095	8,167

Time Charter Equivalent	$34,835	$30,118

Vessel utilization	83.8%	81.2%
Available days	1,250	1,261
Revenue days	1,156	1,120

TCE revenue increased from $30.1 million for the quarter ended September 30, 2004 to $34.8 million for the quarter ended September 30, 2005, an increase of $4.7 million, or 16 percent, primarily due to an increase in rates and to the increase in utilization.
Rates
Voyage revenue consists of revenue generated under term contracts as well as revenue generated by spot market transportation. Rates in each of these markets are significant drivers in the amount of revenue generated by the Company.
Contract revenue for the quarter ended September 30, 2005 was $33.0 million compared to $29.1 million for the quarter ended September 30, 2004. Contract rates remained strong and were higher in 2005 than in 2004 as the Company obtained significant increases in rates on its renewed contracts. The increase in contract revenue was achieved with fewer vessels on contract during the current period of 2005. Demand for lightering services, which is dependent on crude refining utilization in the Delaware Valley refineries, continued to be higher in 2005 than in 2004 and contributed to the increase in revenue under contracts. In addition, the Company benefited from positive fuel adjustment mechanisms in its contracts in the high fuel cost environment.
Spot market revenue for the quarter ended September 30, 2005 was $11.9 million compared to $9.2 million for the quarter ended September 30, 2004. The Company continued its strategy of increased exposure to the spot market during the past three months. Spot market rates were higher in 2005 than in 2004 as the result of the impact of world and oil industry events and vessel supply as discussed below.
The Company’s spot market strategy allowed it to meet the increased demand for gasoline blend components in the Northeast and West Coast and the increased demand for gasoline in Florida. In particular, and consistent with last year, a large number of U.S. Jones Act vessels transported cargos from the Gulf of Mexico to the West Coast to meet the continuing demand for gasoline blend components. In addition, continued reduction in the Jones Act fleet as a result of mandatory OPA retirements has reduced the supply of vessels in the markets the Company serves, resulting in upward pressure on spot rates. Finally, spot market rates also increased as a result of the increase in fuel prices during 2005.
On two occasions during the third quarter of 2005 the U.S. Secretary of Homeland Security issued waivers of the Jones Act, which limits waterborne coastwise transportation to U.S. vessels owned by U.S. companies and manned by U.S. crews. These waivers were in response to the extraordinary circumstances created by Hurricane Katrina and Hurricane Rita on Gulf Coast refineries and petroleum product pipelines. Each of these waivers expired as scheduled. The Company believes that it did not experience any negative financial impact as a result of these temporary waivers.
The Company believes spot market rates will be at higher levels during the remainder of 2005 and into 2006 due to increased product demand in the markets the Company serves and continued reduction in the supply of Jones Act vessels. The Company expects that this increased demand will be partially offset by an increase in imports into the Gulf Coast market the Company serves. The demand may also be negatively impacted by a reduced supply of refined products in the Gulf Coast market resulting from refinery disruptions during the hurricane season. The Company expects its exposure to the spot market in the next two quarters to be consistent to its exposure in the first nine months of 2005. The Company intends to maintain a strong position in the spot market to allow the Company to take greater advantage of anticipated market conditions for the remainder of 2005 and into the first half of 2006. Although the greater spot market exposure inherently brings with it potential for reduced utilization and revenues, the Company believes that anticipated market demand and the continuing reduction in the size of the Jones Act fleet lessens the possibility of this occurrence. Additionally, in October the Company booked a U.S. Preference Aid grain cargo to Sri Lanka for a vessel that is reaching its mandatory OPA retirement date in December 2005 and would no longer have been able to transport petroleum products. The Company continues to pursue non-oil contracts to utilize this vessel after its OPA retirement date.

On August 1, 2005, the Company entered into a three year agreement with Seabrook Carriers Inc., a wholly owned subsidiary of Fairfield-Maxwell LTD to time charter in the M/V Seabrook, a single-hull oil tanker with a carrying capacity of 230,000 barrels. The agreement will expire in July 2008, after which time the vessel will no longer be eligible to transport petroleum products in accordance with OPA. Subject to delivery and meeting required compliances, the M/V Seabrook will enter the Company’s service in the fourth quarter of 2005 and will be deployed into the Company’s clean products trade routes along the Gulf Coast, West Coast and Northeast.
On September 2, 2005, the Company entered into a shipbuilding contract with Bender Shipbuilding & Repair Co., Inc. (“Bender”), and also entered into a ten-year contract with Sunoco Inc. (R&M) (“Sunoco”). Under the shipbuilding contract, Bender will construct and deliver three articulated tug-barge units, each having a carrying capacity of 335,000 barrels (98% capacity), for a total cost to the Company, including owner-furnished materials, of approximately $232.5 million. The tug-barge units are scheduled for delivery on October 1, 2007, May 1, 2008 and December 1, 2008 subject in each case to permitted postponements under the contract. The Sunoco contract will commence with the delivery of the first-tug barge unit, and the three vessels will provide lightering services for Sunoco and other customers in the Northeast.
Utilization
Vessel utilization increased from 81.2% in 2004 to 83.8% in 2005. Vessel utilization is the other significant driver in the amount of revenue generated by the Company. During the third quarter of 2005, the Company experienced four significant storms that resulted in a loss of approximately 49 vessel operating days. During the same period of 2004, the Company experienced three significant storms that resulted in a loss of approximately 60 vessel operating days. In 2004, the Company experienced more days out of service due to the double-hulling of the barge M214, which returned to service in the third quarter of 2004, and the beginning of the M209 rebuild in September 2004 which returned to service in May 2005. Additionally, there was lower vessel out of service time for repairs in the third quarter of 2005 than in the same quarter of 2004. Barrels of cargo transported were 43.4 million for the quarter ended September 30, 2004 and 42.5 million for the quarter ended September 30, 2005.
The Company anticipates utilization for the remainder of 2005 to be at similar levels as the first nine months due to fewer vessels being out of service for double-hull rebuilding and continued strong demand for the Company’s services. The utilization level for the remainder of 2005 will be partially offset by a higher level of scheduled out of service time for regulatory maintenance and will likely be lower than the third quarter of 2005. In 2006, the Company will have double-hull rebuilds done on the OCEAN 210 and OCEAN 211 that will result in at least one vessel being out of service for their double-hull rebuild from early in the first quarter of 2006 until early in the second quarter of 2007.
Operations expense
Voyage costs increased from $8.2 million for the quarter ended September 30, 2004 to $10.1 million for the quarter ended September 30, 2005, an increase of $1.9 million, or 23 percent. The cost of fuel used in our vessels increased $1.7 million, or 32 percent, compared to the same period in 2004. The average price of fuel increased 50 percent compared to the 2004 period while the number of gallons decreased 12 percent due to vessels being out of service for maintenance. Port charges increased $0.3 million due to the increased West Coast moves resulting from increased spot exposure and fewer vessels on time charter.
Operations expenses, excluding voyage costs, increased from $12.8 million for the quarter ended September 30, 2004 to $13.1 million for the quarter ended September 30, 2005, an increase of $0.3 million, or 2 percent. Crewing expenses increased $0.3 million, primarily as a result of salary and benefit increases resulting from renewed union contracts effective late in the second quarter of 2005. Shoreside support expenses increased $0.3 million, primarily as a result of salary and benefit increases, an increase in personnel and higher professional fees. These increases were offset by a $0.2 million decrease in insurance related expenses.
Maintenance expense
Maintenance expenses for the quarter ended September 30, 2005 were $5.2 million, which was consistent with

2004 levels. The Company continuously reviews upcoming shipyard maintenance costs and adjusts the shipyard accrual rate to reflect the expected costs. Increases in regulatory and customer vetting requirements, which increases the scope of maintenance performed in the shipyard, would result in higher shipyard costs.
General and Administrative expense
General and administrative expenses decreased from $2.9 million for the quarter ended September 30, 2004 to $2.2 million for the quarter ended September 30, 2005, a decrease of $0.7 million, or 24 percent. Professional fees decreased $0.4 million as a result of higher litigation fees incurred in the third quarter of 2004. This increase was offset by decreases of $0.2 million of non-income related taxes and $0.2 million of non-vessel insurance costs compared to the same period in 2004.
Operating Income
As a result of the aforementioned changes in revenue and expenses, operating income increased from $3.4 million for the quarter ended September 30, 2004 to $8.3 million for the quarter ended September 30, 2005, an increase of $4.9 million, or 144 percent.
Income Tax Provision (Benefit)
Income taxes increased from a $0.8 million benefit for the quarter ended September 30, 2004 to a $1.5 million provision for the quarter ended September 30, 2005, an increase of $2.3 million, or 288 percent. The increase resulted primarily from the increase in operating income discussed above. In addition, the Company records reserves for income taxes based on the estimated amounts that it would likely have to pay based on its taxable net income. The Company periodically reviews its position based on the best available information and adjusts its income tax reserve accordingly. In the third quarter of 2005 and 2004, the Company reduced its income tax reserve by $1.2 million and $1.7 million, respectively. This decrease resulted from the restructuring of Maritrans Partners L.P. to Maritrans Inc. in 1993 and to a reduction in amounts previously recorded as liabilities that were no longer deemed to be payable. Due to the non-cash nature of the reduction, there was no corresponding effect on cash flow or income from operations.
Net Income
Net income increased from $3.5 million for the quarter ended September 30, 2004 to $6.1 million for the quarter ended September 30, 2005, an increase of $2.6 million, or 74 percent, resulting from the aforementioned changes in revenue and expenses.
Nine Month Comparison
Revenues
TCE revenue for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 was as follows:

	September 30, 2005	September 30, 2004
Voyage revenue	$134,800	$109,693
Voyage costs	30,691	20,576

Time Charter Equivalent	$104,109	$89,117

Vessel utilization	82.5%	81.2%
Available days	3,642	3,679
Revenue days	3,379	3,338
TCE revenue increased from $89.1 million for the nine months ended September 30, 2004 to $104.1 million for the nine months ended September 30, 2005, an increase of $15.0 million, or 17 percent, due to increases in rates and vessel utilization.

Rates
Contract revenue for the nine months ended September 30, 2005 was $96.4 million compared to $88.9 million for the nine months ended September 30, 2004. Contract rates remained strong and were higher in 2005 than in 2004 as the Company obtained significant increases in rates on its renewed contracts. The increase in contract revenues was achieved with fewer vessels on contract during 2005. Demand for lightening services, which is dependent on crude refining utilization in the Delaware Valley refineries, was higher in 2005 than in 2004 and contributed to the increase in revenue under contracts. In addition, the Company benefited from positive fuel adjustment mechanisms in its contracts in the high fuel cost environment.
Spot market revenue for the nine months ended September 30, 2005 was $38.4 million compared to $20.8 million for the nine months ended September 30, 2004. The Company increased its exposure to the spot market in the second half of 2004 and continued this strategy in the first nine months of 2005. Spot market rates were higher in 2005 than in 2004 as the result of the impact of world and oil industry events and vessel supply as discussed below.
The shift in spot market strategy allowed the Company to meet the increased demand for petroleum products and gasoline blend components in the Northeast, Gulf Coast and West Coast. In particular, and consistent with last year, a large number of U.S. Jones Act vessels transported cargos from the Gulf of Mexico to the West Coast to meet the continuing demand for gasoline blend components. In addition, continued reduction in the Jones Act fleet as a result of mandatory OPA retirements has reduced the supply of vessels in the markets the Company serves, resulting in upward pressure on spot rates. Finally, spot market rates also increased as a result of the increase in fuel prices during 2005.
During the first quarter of 2005, continued strong international shipping market transportation rates, driven by the continued growth in Asia, improved the competitive position of the Jones Act fleet relative to imports in the markets the Company serves. This driver was not as strong during the second and third quarters of 2005 as import levels rose, particularly in the Company’s Gulf Coast market. While the spot market rates did not decline significantly in the third quarter of 2005, these rates did not experience the same rapid growth as earlier in 2005.
Utilization
Vessel utilization increased from 81.2% in 2004 to 82.5% in 2005. The increase in utilization had a positive impact on voyage revenue and resulted primarily from lower vessel out of service time for vessel repairs and decreased days out of service for double-hulling in 2005 compared to 2004. During the nine months ended September 30, 2005, the Company experienced five significant storms that resulted in a loss of approximately 54 vessel operating days. During the same period of 2004, the Company experienced three significant storms that resulted in a loss of approximately 60 vessel operating days. During the first quarter of 2004, three of the Company’s vessels were removed from service for repairs and structural enhancements. As a result of the increase in utilization, barrels of cargo transported increased from 130.7 million in the nine months ended September 30, 2004 to 132.1 million in the nine months ended September 30, 2005.
Operations expense
Voyage costs increased from $20.6 million for the nine months ended September 30, 2004 to $30.7 million for the nine months ended September 30, 2005, an increase of $10.1 million, or 49 percent. The cost of fuel used in our vessels increased $8.5 million, or 67 percent, compared to the same period in 2004. The average price of fuel increased 48 percent compared to the 2004 period while the number of gallons used increased 13 percent. Port charges increased $1.6 million due to the increased West Coast moves resulting from increased spot exposure and fewer vessels on time charter.
Operations expenses, excluding voyage costs, increased from $37.1 million for the nine months ended September 30, 2004 to $39.8 million for the nine months ended September 30, 2005, an increase of $2.7 million, or 7 percent. Insurance expenses increased $0.9 million as a result of an $0.8 million reversal of previously recorded insurance reserves in 2004 that we no longer considered a liability as well as higher insurance premiums and deductibles. Shoreside support expenses increased $0.9 million, primarily as a result of salary and benefit increases, an increase in personnel and higher professional fees. Crewing expenses increased $0.6 million, primarily as a result of salary and benefit increases resulting from renewed union contracts effective late in the second quarter of 2005. The remainder of the increase was due to a $0.3 million increase in vessel supply expenses.
Maintenance expense
Maintenance expenses decreased from $15.7 million for the nine months ended September 30, 2004 to $15.3 million for the nine months ended September 30, 2005, a decrease of $0.4 million, or 3 percent. Routine maintenance incurred during voyages and in port for the nine months ended September 30, 2005 decreased $0.4 million from the nine months ended September 30, 2004. Expenses accrued for maintenance in shipyards for the nine months ended September 30, 2005 were consistent with the nine months ended September 30, 2004.
General and Administrative expense
General and administrative expenses increased from $8.4 million for the nine months ended September 30, 2004 to $10.0 million for the nine months ended September 30, 2005, an increase of $1.6 million, or 19 percent. In the first quarter of 2005, Stephen Van Dyck retired as Executive Chairman of the Company’s Board of Directors. The Company recorded a $2.4 million charge related to a consulting agreement and the acceleration of Mr. Van Dyck’s enhanced retirement benefit. This increase was offset by decreases of $0.2 million of non-income related taxes, $0.2 million of non-vessel insurance costs, $0.2 million of employment related costs and $0.2 million of litigation costs compared to the same period in 2004.
Gain on Sale of Assets
Gain on sale of assets for the nine months ended September 30, 2005 of $0.6 million consisted of a pre-tax gain on the sale of a tug, the Port Everglades, which had been idle and not operating as a core part of the Company’s fleet. The Company did not have any similar transactions in 2004.
Operating Income
As a result of the aforementioned changes in revenue and expenses, operating income increased from $11.6 million for the nine months ended September 30, 2004 to $22.4 million for the nine months ended September 30, 2005, an increase of $10.8 million, or 93 percent.
Other Income
Other income for the 2005 period included a $4.0 million settlement received from Penn Maritime Inc. and Penn Tug & Barge Inc. (together “Penn Maritime”) on Maritrans’ claims for patent infringement and misappropriation of trade secrets. Penn Maritime agreed to pay Maritrans $4.0 million to settle all of Maritrans’ claims, and received a license to use our patented double-hulling process on their then existing fleet. The Company did not have any similar transactions in 2004.
Income Tax Provision
Income taxes increased from $2.1 million for the nine months ended September 30, 2004 to $7.7 million for the nine months ended September 30, 2005, an increase of $5.6 million or 267 percent. The increase resulted primarily from the increase in operating income discussed above. In addition, the Company records reserves for income taxes based on the estimated amounts that it would likely have to pay based on its taxable net income. The Company periodically reviews its position based on the best available information and adjusts its income tax reserve accordingly. In the third quarter of 2005 and 2004, the Company reduced its income tax reserve by $1.2 million and $1.7 million, respectively. This decrease resulted from the restructuring of Maritrans Partners L.P. to Maritrans Inc. in 1993 and to a reduction in amounts previously recorded as liabilities that were no longer deemed to be payable. Due to the non-cash nature of the reduction, there was no corresponding effect on cash flow or income from operations.
Net Income
Net income increased from $8.4 million for the nine months ended September 30, 2004 to $16.9 million for the nine months ended September 30, 2005, an increase of $8.5 million, or 101 percent, resulting from the aforementioned changes in revenue and expenses.
Liquidity and Capital Resources
General
For the nine months ended September 30, 2005, net cash provided by operating activities was $37.7 million. These funds were sufficient to meet debt service obligations and loan agreement covenants, to make capital acquisitions and improvements and to allow the Company to pay a dividend in each of the first three quarters of 2005. Management believes funds provided by operating activities, augmented by the Company’s Revolving Credit Facility, described below, and investing activities, will be sufficient to finance operations, anticipated capital expenditures, lease payments and required debt repayments in the foreseeable future. Dividends are authorized at the discretion of the Board of Directors and although dividends have been made quarterly in each of the last three years, there can be no assurances that the dividend will continue. The ratio of debt to total capitalization was .37:1 at September 30, 2005.
On September 6, 2005, the Company filed a shelf registration statement on form S-3, as amended by Amendment No. 1 filed on October 13, 2005, for the offer, sale and issuance by the Company, from time to time, in one or more offerings of either common stock or debt securities. The registration statement was declared effective on October 14, 2005. The aggregate public offering price of the securities sold in these offerings, including any debt securities with any original issue discount, will not exceed $450 million. At the time of any offering, the Company will file a prospectus supplement which will include the specific terms of the offering and may supplement, update or amend the information filed in the shelf registration statement.
On February 9, 1999, the Board of Directors authorized a share buyback program for the acquisition of up to one million shares of the Company’s common stock, which represented approximately 8 percent of the 12.1 million shares outstanding at that time. In February 2000 and again in February 2001, the Board of Directors authorized the acquisition of an additional one million shares under the program. The total authorized shares under the buyback program were 3,000,000. In November 2005, the Board of Directors terminated the Program. As of September 30, 2005 and upon termination of the Program in November a total of 2,485,442 shares had been repurchased.
Debt Obligations and Borrowing Facility
At September 30, 2005, the Company had $61.8 million in total outstanding debt, which is secured by mortgages on some of the fixed assets of the Company. The current portion of this debt at September 30, 2005 was $3.9 million.
On October 7, 2005, the Company amended its $40 million credit and security agreement (“Revolving Credit Facility”) with Citizens Bank (formerly Mellon Bank, N.A.) and a syndicate of other financial institutions (“Lenders”). Pursuant to the terms of the amended credit and security agreement, the Company may borrow up to $60 million under the Revolving Credit Facility and has the ability to increase that amount to $120 million through additional bank commitments in the future. Interest is variable based on either the LIBOR rate plus an applicable margin (as defined in the Revolving Credit Facility) or the prime rate. The amended Revolving Credit Facility expires in October 2010. The Company has granted first preferred ship mortgages and a first security interest in some of the Company’s vessels and other collateral in connection with the Revolving Credit Facility. At September 30, 2005, there was $1.5 million outstanding under the Revolving Credit Facility. The Revolving Credit Facility requires the Company to maintain its properties in a specific manner, maintain specified insurance on its properties and business, and abide by other covenants which are customary with respect to such borrowings. The Revolving Credit Facility also requires the Company to meet certain financial covenants. If the Company fails to comply with any of the covenants contained in the Revolving Credit Facility, the Lenders may declare the entire balance outstanding, if any, immediately due and payable, foreclose on the collateral and exercise other remedies under the Revolving Credit Facility. The Company was in compliance with all covenants at September 30, 2005.

The Company has additional financing agreements consisting of (1) a $7.3 million term loan with Lombard US Equipment Financing Corp. with a 5-year amortization that accrues interest at an average fixed rate of 5.14 percent (“Term Loan A”) and (2) a $29.5 million term loan with Fifth Third Bank with a 9.5-year amortization and a 50 percent balloon payment at the end of the term (“Term Loan B”). Term Loan B accrues interest at an average fixed rate of 5.98 percent on $6.5 million of the loan and 5.53 percent on $23.0 million of the loan. Principal payments on Term Loan A are required on a quarterly basis and began in January 2004. Principal payments on Term Loan B are required on a monthly basis and began in November 2003. The Company has granted first preferred ship mortgages and a first security interest in some of the vessels and other collateral to Lombard US Equipment Financing Corp. and Fifth Third Bank as a guarantee of the loan agreements. The loan agreements require the Company to maintain its properties in a specific manner, maintain specified insurance on its properties and business, and abide by other covenants, which are customary with respect to such borrowings. The loan agreements also require the Company to meet certain financial covenants that began in the quarter ended December 31, 2003. If the Company fails to comply with any of the covenants contained in the loan agreements, Lombard US Equipment Financing Corp. and Fifth Third Bank may call the entire balance outstanding on the loan agreements immediately due and payable, foreclose on the collateral and exercise other remedies under the loan agreements. The Company was in compliance with all such covenants at September 30, 2005.
In June 2004, the Company entered into an additional $29.5 million term loan with Fifth Third Bank (“Term Loan C”). Term Loan C has a 9.5-year amortization and a 55 percent balloon payment at the end of the term and accrues interest at a fixed rate of 6.28 percent. A portion of the proceeds of Term Loan C were used to pay down existing borrowings under the Revolving Credit Facility. Principal payments on Term Loan C are required on a monthly basis and began in August 2004. The Company has granted first preferred ship mortgages and a first security interest in the M214 and its married tugboat, Honour, to secure Term Loan C. Term Loan C requires the Company to maintain the collateral in a specific manner, maintain specified insurance on its properties and business, and abide by other covenants which are customary with respect to such borrowings. If the Company fails to comply with any of the covenants contained in Term Loan C, Fifth Third Bank may foreclose on the collateral or call the entire balance outstanding on Term Loan C immediately due and payable. The Company was in compliance with all applicable covenants at September 30, 2005.
As of September 30, 2005, the Company had the following amounts outstanding under its debt agreements:
•	$1.5 million under the Revolving Credit Facility

•	$4.9 million under Term Loan A

•	$27.1 million under Term Loan B, and

•	$28.3 million under Term Loan C
Contractual Obligations
Total future commitments and contingencies related to the Company’s outstanding debt obligations, noncancellable operating leases and purchase obligations, as of September 30, 2005, were as follows:

			($000s)
		Less than	One to	Three to	More than
	Total	one year	three years	five years	five years
Debt Obligations	$61,831	$3,917	$10,027	$6,517	$41,370
Operating Leases	2,576	532	1,118	926	—
Purchase Obligations*	254,398	59,826	182,739	11,833	—

Total	$318,805	$64,275	$193,884	$19,276	$41,370

*	Purchase obligations represent amounts due under existing vessel rebuild contracts and contracts for the ATB new builds existing as of September 30, 2005.
In July 2005, the Company awarded contracts to rebuild the OCEAN 210 and the OCEAN 211, to double-hull configurations. These are the seventh and eighth single hull barges to be rebuilt to double hull configurations. The rebuild of the OCEAN 210 is expected to have a total cost of approximately $30.0 million, of which $24.0 million is a fixed contract with the shipyard and the remainder is to be furnished by the Company. The rebuild of the OCEAN 211 is also expected to have a total cost of approximately $30.0 million, of which $23.0 million is a fixed contract with the shipyard and the remainder is to be furnished by the Company. The rebuilds of the OCEAN 210 and OCEAN 211 will also include the insertions of midbodies that will increase their capacity by approximately 38,000 barrels each. The Company expects to finance the projects with a combination of internally generated funds and borrowings under the Company’s Revolving Credit Facility. The rebuilds of the OCEAN 210 and the OCEAN 211 are expected to be completed in the third quarter of 2006 and the second quarter of 2007, respectively. As of September 30, 2005, $5.3 and $2.5 million had been spent on the rebuilds, respectively.
On September 2, 2005, the Company entered into a shipbuilding contract with Bender Shipbuilding & Repair Co., Inc. (“Bender”). Under the shipbuilding contract, Bender will construct and deliver three articulated tug-barge units, each having a carrying capacity of 335,000 barrels (98% capacity), for a total cost to the Company, including owner-furnished materials, of approximately $232.5 million. As of September 30, 2005, $14.9 million has been paid to Bender. The tug-barge units are scheduled for delivery on October 1, 2007, May 1, 2008 and December 1, 2008, subject in each case to permitted postponements under the contract.
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
On April 15, 2005, the Securities and Exchange Commission (the “Commission”) announced the adoption of a new rule that amends the compliance dates for Statement 123(R). The Commission’s new rule allows companies to implement Statement 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. Consistent with the new compliance date, the Company will be adopting the provisions of Statement 123(R) as of January 1, 2006, using the modified prospective transition method. The Commission’s new rule does not change the accounting required by Statement 123(R), it changes only the dates for compliance with the standard.
The Company adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003 using the prospective method described in FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Currently, the Company uses the Black-Scholes formula to estimate the value of stock options granted to employees and expects to continue using this acceptable option valuation model upon the required adoption of Statement 123(R) on January 1, 2006. Because Statement 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because the Company adopted Statement 123 using the prospective method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for some previously granted awards that were not recognized under Statement 123 will be recognized under Statement 123(R). However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 3 to our consolidated financial statements. Pro forma effects of FAS 123 have no material effect on the net income or earnings per share for the nine months ended September 30, 2005.
ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
The principal market risk to which the Company is exposed is a change in interest rates on its Revolving Credit Facility. The Company manages its exposure to changes in interest rate fluctuations by optimizing the use of fixed and variable rate debt. The table below presents principal cash flows by year of maturity. Variable interest rates would fluctuate with LIBOR and federal fund rates. The weighted average interest rate on the Company’s outstanding debt at September 30, 2005 was 5.89%

Liabilities		Expected Years of Maturity
($000s)
	2005*	2006	2007	2008	2009	Thereafter
Fixed Rate	$959	$3,973	$4,202	$4,445	$3,007	$43,745
Average Interest Rate	5.89%	5.92%	5.94%	5.97%	5.97%	6.03%

Variable Rate	$—	$—	$1,500 ^	$—	$—	$—
Average Interest Rate	—%	—%	6.75%	—%	—%	—%

*	For the period October 1, 2005 through December 31, 2005

^	On October 7, 2005, the Company amended the Revolving Credit Facility which extends the maturity of the amount outstanding to October 2010. See discussion in Liquidity and Capital Resources above.
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
Part II: OTHER INFORMATION
ITEM 1. Legal Proceedings
On May 2, 2005, the Company agreed to settle its pending lawsuit against Penn Maritime Inc. and Penn Tug & Barge Inc. (together “Penn Maritime”) on Maritrans’ claims for patent infringement and misappropriation of trade secrets. Penn Maritime agreed to pay Maritrans $4 million to settle all of Maritrans’ claims. Penn Maritime agreed that the Court will issue a judgment attesting to the validity of Maritrans’ patents for the process of converting single hull barges to double hull. Maritrans agreed to give Penn Maritime a license to use Maritrans’ patent covering all barges then owned by Penn Maritime. The $4 million settlement payment was received in June 2005 and was recorded as other income in the nine months ended September 30, 2005 consolidated statement of income.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the Company’s purchases of its common stock for the three months ended September 30, 2005:
Issuer Purchases of Equity Securities

			(c) Total Number of	(d) Maximum Number (or
			Shares (or Units)	Approximate Dollar Value) of
	(a) Total Number	(b) Average Price	Purchased as Part of	Shares (or Units) that May Yet
	of Shares	Paid per share (or	Publicly Announced	Be Purchased Under the Plans
Period	Purchased (1)	Units)	Plans or Programs	or Programs (2)
July 1-31, 2005	—	—	—	514,558
August 1-31, 2005	—	—	—	514,558
September 1-30, 2005	5,246	34.09	—	514,558

Total	5,246	34.09	—

(1)	These amounts consist of shares the Company purchased from its officers, non-employee directors and other employees who elected to pay the exercise price or withholding taxes upon the exercise of stock options or vesting of restricted stock by delivering (and, thus, selling) shares of Maritrans common stock in accordance with the terms of the Company’s equity compensation plans. The Company purchased these shares at their fair market value, as determined by reference to the closing price of its common stock on the day of exercise or vesting.

(2)	On February 9, 1999, the Company announced that its Board of Directors had authorized a common share repurchase program for up to one million shares of its common stock. On February 8, 2000 and February 13, 2001 each, the Company announced that its Board of Directors had authorized an additional one million shares in the program, for an aggregate of three million shares authorized. No repurchases were made under this program during the first nine months of 2005. In November 2005, the Board of Directors terminated the Program. As of September 30, 2005 and upon termination of the Program in November a total of 2,485,442 shares had been repurchased.
ITEM 5. Other Information
     (a) As previously disclosed in the Company’s Current Report on Form 8-K filed on September 6, 2005, Maritrans Operating Company L.P., a wholly owned subsidiary of the Company, entered into a ten-year contract of affreightment with Sunoco (“COA”). In connection with the execution of the COA, the Company executed a corporate guarantee, dated September 2, 2005 (the “Corporate Guarantee”), pursuant to which the Company agreed to guarantee the full and prompt performance and payment to Sunoco of any indebtedness, including any accrued interest, and other liabilities and obligations incurred by Maritrans Operating Company L.P. to Sunoco. The obligations guaranteed by the Company under the Corporate Guarantee may not exceed $25.0 million. The Corporate Guarantee terminates upon termination of the COA, except for any indebtedness, liabilities or other obligations arising prior to the termination date of the COA.

ITEM 6. Exhibits

10.1 - Long Term Lightering Contract dated September 2, 2005, by and between Sunoco, Inc(R&M) and Maritrans Operating Company, L.P.*

10.2 - Shipbuilding Contract between Maritrans Operating, L.P. and Bender Shipbuilding & Repair Co., Inc.*

10.3 - First Amendment to Credit and Security Agreement dated October 7, 2005, among Maritrans Inc, the other Borrowers and Lenders and Citizens Bank of Pennsylvania, for amendment of the Credit and Security Agreement dated November 11, 2001, for an increase in the amount of the revolving credit facility to $60 million.

10.4 - Corporate Guaranty dated September 2, 2005 issued by Maritrans Inc. to Sunoco, Inc.

31.1 - Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2 - Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1 - Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2 - Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

*	Confidential treatment has been requested for these exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
MARITRANS INC.
(Registrant)

By:	/s/ Walter T. Bromfield	Dated: November 7, 2005
Walter T. Bromfield
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Judith M. Cortina	Dated: November 7, 2005
Judith M. Cortina
Director of Finance and Controller
(Principal Accounting Officer)