Form 10-K
period 2005-12-31
MARITRANS INC /DE/
filed 2006-02-28
CIK 810113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-9063
MARITRANS INC.
(Exact name of registrant as specified in its charter)

DELAWARE	51-0343903
State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization

TWO HARBOUR PLACE
302 KNIGHTS RUN AVENUE
TAMPA, FLORIDA	33602
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code 813-209-0600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $.01 Per Share	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☑ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☑ No
Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes ☑ No
As of June 30, 2005, the last business day of our most recently completed second fiscal quarter; the aggregate market value of the common stock held by non-affiliates of the registrant (based on the last sales price on that date) was $157,650,186.
APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☐ Yes ☑ No
As of February 23, 2006, Maritrans Inc. had 11,991,016 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the registrant’s Proxy Statement for Annual Meeting of Stockholders to be held on April 28, 2006.
Exhibit Index is located on page 59.

MARITRANS INC.

Special Note Regarding Forward-Looking Statements
Certain statements in this Annual Report on Form 10-K, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, including statements made with respect to present or anticipated utilization, future revenues and customer relationships, capital expenditures, future financings, and other statements regarding matters that are not historical facts, and involve predictions. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, growth, performance, earnings per share or achievements to be materially different from any future results, levels of activity, growth, performance, earnings per share or achievements expressed in or implied by such forward-looking statements. In some cases you can identify forward-looking statements by terminology such as “may,” “seem,” “should,” “believe,” “future,” “potential,” “estimate,” “offer,” “opportunity,” “quality,” “growth,” “expect,” “intend,” “plan,” “focus,” “through,” “strategy,” “provide,” “meet,” “allow,” “represent,” “commitment,” “create,” “implement,” “result,” “seek,” “increase,” “establish,” “work,” “perform,” “make,” “continue,” “can,” “will,” “include,” or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments that are believed to be reasonable as of the date of this prospectus. The forward-looking statements are subject to a number of risks and uncertainties including those discussed herein under “Risk Factors” and include the following:
•	demand for, or level of consumption of, oil and petroleum products;

•	future spot market charter rates;

•	ability to attract and retain experienced, qualified and skilled crewmembers;

•	competition that could affect our market share and revenues;

•	risks inherent in marine transportation;

•	the cost and availability of insurance coverage;

•	delays or cost overruns in the building of new vessels, the double-hulling of our remaining single-hull vessels and scheduled shipyard maintenance;

•	decrease in demand for lightering services;

•	environmental and regulatory conditions;

•	reliance on a limited number of customers for revenue;

•	the continuation of federal law restricting United States point-to-point maritime shipping to US vessels (the US Jones Act);

•	asbestos related lawsuits;

•	fluctuating fuel prices;

•	high fixed costs;

•	capital expenditures required to operate and maintain a vessel may increase due to government regulations;

•	reliance on unionized labor;

•	Federal laws covering our employees that may subject us to job-related claims; and

•	significant fluctuations of our stock price.
     Given these uncertainties, you should not place undue reliance on these forward-looking statements. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. These forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report on Form 10-K. Except for our ongoing obligations to disclose material information under the federal securities laws, we are not obligated to update these forward-looking statements, even though our situation may change in the future. We qualify all of our forward-looking statements by these cautionary statements.

PART I
Item 1. BUSINESS
Our Company
We provide marine transportation services to the oil and petroleum industries along the Gulf and Atlantic Coasts of the United States. We also provide lightering services in the Delaware Bay area and transportation services from the Gulf Coast to the West Coast of the United States. We have developed and maintained customer relationships with companies such as Chevron Corporation, or Chevron, Sunoco, Inc. (R&M), or Sunoco, Conoco Phillips Company, or Conoco Phillips, Valero Energy Corporation, or Valero, and Marathon Petroleum Company, or Marathon, who together accounted for approximately 79% of our revenues for the year ended December 31, 2005.
We operate in the US coastwise trade under the US Jones Act, which mandates that vessels engaged in trade between US ports must be built in the US, operate under the US flag, be at least 75% owned and operated by US citizens and must be manned by a US crew. We employ a fleet of tug/barge units and tankers. One of these vessels, our tanker ALLEGIANCE, was redeployed in December 2005 to the transportation of non-petroleum cargo. Approximately 69% of our oil carrying fleet capacity is double-hulled. Our current oil carrying fleet capacity aggregates approximately 3.6 million barrels.
For each of the last five years, we have transported over 173 million barrels of crude oil and petroleum products for our customers. We provide marine transportation services for refined petroleum and petroleum products, or “clean” oil, from refineries located primarily in Texas, Louisiana and Mississippi to distribution points along the Gulf and Atlantic Coasts, generally south of Cape Hatteras, North Carolina and particularly into Florida, and, to a lesser extent, to the West Coast. We also provide lightering services primarily to refineries on the Delaware River. Lightering is a process of off-loading crude oil or petroleum products from deeply laden inbound tankers into smaller tankers and barges, which enables the larger inbound tanker to navigate draft-restricted rivers and ports to discharge cargo at refineries or terminals. We currently utilize three tankers and eight tug/barge units in the transport of clean oil, one tanker and two tug/barge units in providing our lightering services, one tug/barge unit in the transport of residual fuel oil and one tanker transporting non-petroleum alternative cargo. In September 2005, we entered into a ten-year contract of affreightment with Sunoco for lightering services that will commence upon delivery of the first of three new Articulated Tug Barge Units, or ATB’s, which we expect will occur in 2007. As of December 31, 2005, excluding the new Sunoco contract, approximately 64% of our business was under contract, for an average term of 1.2 years. In the last year, we have shifted more of our fleet capacity to the spot market, where we are generally receiving higher rates for our services than we can obtain on a contract basis. Average spot rates in our markets increased approximately 40% in 2005. We continually assess the deployment of our vessels and redeploy when we believe it is advantageous. For example, in June 2005, we redeployed a double-hulled barge from our existing clean products route along the Gulf Coast to the Northeast, initially to our lightering operations and then to service a new contract with Sunoco in the residual fuel oil trade.
Since 1998, we have converted six of our original nine single-hulled barges to double-hull configurations utilizing our patented double-hulling process, which allows us to convert our single-hulled barges to double-hulls for significantly less cost and in approximately half the time required to build new vessels. In addition, we have entered into contracts to rebuild our seventh and eighth single-hulled barges to double-hull configurations, including the insertion of a 38,000-barrel mid-body to each, at a total cost of approximately $30 million per barge. We also recently entered into a contract for the construction of three new double-hulled ATBs, each with a carrying capacity of 335,000 barrels, at an aggregate cost of $232.5 million, which will be used to serve our lightering business, including our contract of affreightment with Sunoco.
Our Customers
The following chart sets forth, for the year ended December 31, 2005, our top five customers, and their relative percentage of revenues:

Chevron	24%
Sunoco	19
Valero	14
Conoco Phillips	12
Marathon	10

Total	79%

While the energy industry has consolidated over the past 10 years, we have enjoyed long relationships with many of our customers. As an example, Chevron, Sunoco and Marathon have each been doing business with us for more than 25 years.
We monitor the supply and distribution patterns of our current and prospective customers and focus our efforts on providing services that are responsive to the needs of these customers. For instance, we employ a lightering logistics manager who works full time in Sunoco’s offices and has done so for the last 10 years. Moreover, in an effort to further promote quality, we have formed Quality Improvement Teams, or QITs, consisting of our personnel as well as representatives from our customers. Working with our customers in the QITs has allowed us to improve efficiency of deliveries, turnaround times of vessels and the safety of terminal and vessel personnel.
Types of Charters
We provide services to our customers pursuant to maritime contracts and on a spot market basis. Vessels in the spot market are chartered in one-time open market transactions where services are provided at current market rates. We monitor the ongoing mix of spot market and contracts in an effort to optimize returns from our fleet. We use the following forms of maritime contracts in performing services for our customers.
•	Contract of Affreightment. Contracts of Affreightment, or COAs, obligate us to transport certain volumes of cargo between specified points for a certain period of time with no designation of the vessel to be used. COAs give us greater flexibility in timing and scheduling of vessels since no specific vessel designation is required. For example, lightering services that are provided to our customers in the Delaware Bay region are typically pursuant to COAs under which we commit to provide such services using a vessel of our choice. When choosing the vessel, we take into account vessel positioning and capacity at the time the inbound vessel is ready to discharge some portion of its load.

•	Consecutive Voyage Charters. Consecutive Voyage Charters, or CVCs, are used when a customer contracts for a particular vessel for a certain period of time to transport volumes of cargo between specified points for a rate that is determined on a delivered-barrel basis. We bear the risk of delays under CVC arrangements, and, therefore, we have recently begun to seek to convert the customer relationships to time charters when our CVCs expire.

•	Time Charter. Time charters are typically used when a customer wants the exclusive use of a particular vessel for an extended period of time, often for one year or more. We earn revenue on time charters on the basis of a rate-per-day, and the voyage costs, such as port charges and fuel, are directly passed through to our customer.
Our Fleet
At December 31, 2005, we employed a fleet of 16 vessels, of which four were ATBs, seven were tug/barge units and five were tankers, as set forth below:

			Barge or
	Capacity		Tanker Initial
	in	Double-	Construction/
Barges/Tugs	Barrels(1)	Hull	Rebuild Date

M 400/CONSTITUTION	410,000	Yes	1981	Originally built with double-hull
M 300/LIBERTY	263,000	Yes	1979	Originally built with double-hull
M 254/INTREPID	250,000	Yes	2002	Double-hull rebuild
M 252/NAVIGATOR	250,000	Yes	2002	Double-hull rebuild
M 244/SEAFARER	240,000	Yes	2000	Double-hull rebuild
M 215/FREEDOM	214,000	No	1975	Decision to rebuild has not yet been made(2)
Ocean 211/INDEPENDENCE	212,000	No	2007	Scheduled double-hull delivery(3)
M 210/COLUMBIA	213,000	No	2006	Scheduled double-hull delivery(3)
M 214/HONOUR	208,000	Yes	2004	Double-hull rebuild(4)
M 209/ENTERPRISE	206,000	Yes	2005	Double-hull rebuild(4)
M 192/VALOUR *	172,000	Yes	1998	Double-hull rebuild

Total oil carrying capacity	2,638,000

Oil Tankers

PERSEVERANCE	251,000	No	1981	(5)
INTEGRITY	270,000	Yes	1975	Originally built with double-hull
DILIGENCE	270,000	Yes	1977	Originally built with double-hull
SEABROOK	224,000	No	1983	(6)

Total oil carrying capacity	1,015,000

Other

ALLEGIANCE	251,000	No	1980	Redeployed in transport of grain

Total capacity	3,904,000

(1)	Represents 98% capacity, which is the effective carrying capacity of a tank vessel.

(2)	If rebuilt, we anticipate that a 30,000 barrel mid-body would be inserted.

(3)	Vessels are being rebuilt with 38,000 barrel mid-body insertions.

(4)	Completion of the double-hull rebuild included a 30,000 barrel mid-body insertion.

(5)	Expected to be redeployed for transportation of non-petroleum cargo upon mandated OPA phase-out.

(6)	Chartered in from Seabrook Carriers Inc.

*	In January 2006, the tugboat VALOUR sank. We are currently evaluating tugboat replacement scenarios.
We own 15 of the tank vessels in our fleet and time charter the sixteenth, the M/V SEABROOK, under a three-year agreement with Seabrook Carriers Inc., a wholly owned subsidiary of Fairfield-Maxwell Ltd., which we entered into in August 2005. The M/V SEABROOK entered service for us in November 2005 and is deployed in the Gulf Coast. The time charter expires in July 2008, after which time the vessel will no longer be permitted to transport petroleum products in accordance with the Oil Pollution Act of 1990 or OPA. All of our vessels operate in the US Jones Act trade.
Approximately 69% of our current oil carrying fleet capacity is double-hulled and meets the requirements of OPA. Since 1998, we have converted six of our original nine single-hulled barges to double-hull configurations utilizing our patented double-hulling process, which allows us to convert our single-hulled barges to double-hulls for substantially less cost and in approximately half the time than building new vessels. The last two vessels we converted using our process, the M209 and the M214, received CAP 1 ratings under the Condition Assessment Program of ABS Consulting. A CAP 1 rating indicates that a rebuilt or converted vessel meets the standards of a newly-built vessel. In addition, we have entered into contracts to rebuild our seventh and eighth single-hulled barges to double-hulled configurations. Although we currently intend to convert our final single-hulled barge, the M215, to a double-hull configuration, no definitive decision to do so has been made. In October 2005, we signed a grain cargo voyage for the ALLEGIANCE, one of our remaining single-hulled tankers and we expect to continue to bid on alternative cargoes for this vessel. Our single-hulled tanker, PERSEVERANCE, will reach her OPA retirement date in July 2006 and will be redeployed in non-petroleum cargo service at that time.

Fleet Maintenance
Our entire fleet is required to comply with US Coast Guard and ABS regulatory requirements. ABS establishes minimum inspection and repair guidelines. Typically, we drydock our vessels twice in every five-year period. Prior to each vessel’s drydock period, we develop an extensive repair and capital improvement plan for the vessel. Each vessel’s shoreside management and crew are charged with executing the repair and capital improvement plan during the drydock period. The US Coast Guard and ABS complete standard inspections during each drydocking period and certify that the vessel meets all regulatory requirements prior to issuing the vessel new certificates.
Safety
General
We operate our vessels in a manner that protects the safety and health of our employees, the general public and the environment. Our primary goal is to minimize the number of safety- and health-related accidents on our vessels and our property. We are focused on avoiding personal injuries and reducing occupational health hazards. We seek to prevent accidents that may cause damage to our personnel, equipment or the environment such as fire, collisions, petroleum spills and groundings of our vessels. In addition, we are committed to reducing overall emissions and waste generation from our operations and to the safe management of associated cargo residues and cleaning wastes. For the last five years, we averaged less than 1 gallon of cargo spilled per billion gallons of cargo delivered.
Our policy is to follow all applicable laws and regulations, and we are actively participating with government, trade organizations and the public in creating responsible laws, regulations and standards to safeguard the workplace, the community and the environment. Our Operations department is responsible for coordinating all facets of our health, safety and training programs, and identifies areas that may require special emphasis, including new initiatives that evolve within the industry. Our Marine Personnel and People Services departments are responsible for all training, whether conducted in-house or at an independent training facility. Supervisors are responsible for carrying out and monitoring compliance for all of the safety and health policies on their vessels.
Vessel Characteristics
All of our vessels are subject to US Coast Guard inspection and classification by the ABS. In addition, air quality regulations require certain of our vessels to be vapor-tight to prevent the release of any fumes or vapors into the atmosphere. Each of our tank vessels operating in the transport of clean oil has been outfitted with a vapor recovery system that connects the cargo tanks to the shore terminal via pipe and hose to return to the plant the vapors generated while loading. Our tank vessels that carry clean products such as gasoline or naphtha also have alarms that indicate when the tank is full (98% of capacity) in order to alert the operator of an overfill situation.
Safety Management Systems
We have developed and implemented a Safety Management System, or SMS, for our entire fleet that incorporates the requirements of the International Safety Management, or ISM, system and the American Waterways Operators, or AWO, Responsible Carrier Program. The SMS is designed to be a framework for continuously improving our operational and safety performance by incorporating industry best practices in the areas of management and administration, and equipment and inspection. The program is designed to complement and expand on existing governmental regulations, requiring, in many instances, that our safety and training standards exceed those required by federal law or regulation.
All of our vessels are currently certified under the standards of the ISM system. The ISM standards were promulgated by the International Maritime Organization, or IMO, several years ago and have been adopted through treaty by many IMO member countries, including the United States. Although ISM is not required for our tug and barge operations, we have determined that an integrated safety management system, including the ISM standards, will promote safer operations and will provide us with necessary operational flexibility as we continue to grow. Therefore, we voluntarily undertook tug and barge certification in addition to obtaining the required certifications of our tankers.

Classification, Inspection and Certification
In accordance with standard industry practice, all of our vessels have been certified as being “in class” by ABS. ABS is one of several internationally recognized classification societies that inspect vessels at regularly scheduled intervals to ensure compliance with structural standards and certain applicable safety regulations. Most insurance underwriters require an “in class” certification by a classification society before they will extend coverage to a coastwise vessel. The classification society certifies that the pertinent vessel has been built and maintained in accordance with the rules of the society and complies with applicable rules and regulations of the vessel’s country of registry and the international conventions of which that country is a member. Inspections are conducted on the pertinent vessel by a surveyor of the classification society in three surveys of varying frequency and thoroughness: annual surveys each year, an intermediate survey every two to three years and a special survey every four to five years. As part of the intermediate survey, a vessel may be required to be drydocked every 24 to 30 months for inspection of its underwater parts and for any necessary repair work related to such inspection. A vessel must be drydocked for each special survey.
Our vessels are also inspected at periodic intervals by the US Coast Guard to ensure compliance with federal safety and security regulations. All of our tank vessels carry Certificates of Inspection issued by the US Coast Guard.
Our vessels and shoreside operations are also inspected and audited periodically by our customers, in some cases as a precondition to chartering our vessels. We maintain all necessary approvals required for our vessels to operate in their normal US coastwise trade.
Insurance and Risk Management
Our hull and machinery insurance covers risks of actual or constructive loss from collision, fire, grounding, engine breakdown and other casualties up to an agreed value per vessel. Our war-risks insurance covers risks of confiscation, seizure, capture, vandalism, sabotage and other war-related risks. While certain vessel owners and operators obtain loss-of-hire insurance covering loss of revenue during extended vessel off-hire periods, we believe that this type of coverage is not economical and is of limited value. However, we evaluate the need for such coverage on an ongoing basis taking into account insurance market conditions and the employment of our vessels.
Our protection and indemnity insurance covers third-party liabilities and other related expenses from, among other things, injury or death of crew, passengers and other third parties, claims arising from collisions, damage to cargo, damage to third-party property, asbestos exposure and pollution arising from oil or other substances. Our current protection and indemnity insurance coverage for pollution is $1 billion per incident and is provided by The West of England Ship Owners Mutual Insurance Association (Luxembourg), which is a member of the International Group of protection and indemnity mutual assurance associations. The 17 protection and indemnity associations that comprise the International Group insure approximately 90% of the world’s commercial tonnage and have entered into a pooling agreement to reinsure each association’s liabilities. Each protection and indemnity association has capped its exposure to this pooling agreement at approximately $4.3 billion per non-pollution incident. As a member of The West of England Association, we are subject to periodic assessments payable to the associations based on our claims record, as well as the claims record of all other members of the individual associations and members of The West of England Association.
Competition
The maritime petroleum transportation industry is highly competitive. The US Jones Act restricts United States point-to-point maritime shipping to vessels operating under the US flag, built in the United States, at least 75% owned and operated by US citizens and manned by US crews. In our market areas, our primary direct competitors are operators of US flag oceangoing barges and US flag tankers.
In the clean oil market, we believe our primary competitors are the fleets of other independent petroleum transporters and integrated oil companies. In the lightering market, we compete with the operators of US flag oceangoing barges and US flag tankers as well as foreign-flag operators which lighter offshore. We also compete with the operators of petroleum product pipelines and are affected by the importation of refined petroleum products.
US Flag Barges and Tankers. Our most direct competitors are the other operators of US flag oceangoing barges and tankers. Because of the restrictions imposed by the US Jones Act, a finite number of vessels are currently eligible to engage in US maritime petroleum transport. Competition in the industry is based upon vessel availability, price and service.

Refined Product Pipelines. Existing refined product pipelines generally are the lowest incremental cost method for the long-haul movement of petroleum and refined petroleum products. Other than the Colonial Pipeline system, which originates in Texas and terminates at New York Harbor, the Plantation Pipeline, which originates in Louisiana and terminates in Washington, D.C., and smaller regional pipelines between Philadelphia and New York, there are no pipelines carrying refined petroleum products to the major storage and distribution facilities we currently serve.
Over the past several years, various proposals have been made for construction of product pipelines into Florida. Colonial Pipeline recently has proposed a product pipeline project under the Gulf of Mexico into Tampa. The proposal, still in its preliminary stages, faces significant financial and regulatory hurdles and, in management’s view, is unlikely to be constructed.
Imported Refined Petroleum Products. A significant factor affecting the level of our business operations is the level of refined petroleum product imports. Imported refined petroleum products may be transported on foreign-flag vessels, which are generally less costly to operate than US flag vessels. To the extent that there is an increase in the importation of refined petroleum products to any of the markets we serve, there could be a decrease in the demand for the transportation of refined products from United States refineries, which would likely have an adverse impact on our business.
Regulation
Our operations are subject to significant federal, state and local regulation, the principal provisions of which are described below.
Coastwise Laws
Our operations are conducted in the US domestic trade and governed by the coastwise laws of the US Jones Act. The US Jones Act restricts marine transportation between points in the United States to vessels built in and documented under the laws of the United States (US flag) and owned and manned by US citizens. Generally, an entity is deemed a US citizen for these purposes so long as:
•	it is organized under the laws of the United States or of a state;

•	its chief executive officer, by whatever title, its chairman of its board of directors and all persons authorized to act in the absence or disability of such persons are US citizens;

•	no more than a minority of the number of its directors (or equivalent persons) necessary to constitute a quorum are non-US citizens; and

•	at least 75.0% of the stock or equity interest and voting power in the corporation is beneficially owned by US citizens free of any trust, fiduciary arrangement or other agreement, arrangement or understanding whereby voting power may be exercised directly or indirectly by non-US citizens.
Because we could lose our privilege of operating our vessels in the US Jones Act trade if non-US citizens were to own or control in excess of 25% of the outstanding shares of our capital stock, our certificate of incorporation restricts foreign ownership and control of our capital stock to not more than a fixed percentage (currently 20%), which is equal to 5% less than the percentage that would prevent us from being a US citizen.
Environmental
General. Our vessels are subject to international conventions, federal, state and local laws and regulations relating to safety and health and environmental protection, including the generation, storage, handling, emission, transportation and discharge of hazardous and non-hazardous materials. In addition, various governmental and quasi-governmental agencies require us to obtain permits, licenses and certificates for the operation of our vessels. The recent trend in environmental legislation is toward more stringent requirements, and we believe this trend will likely continue. In addition, a future serious marine incident occurring in US waters or internationally that results in significant oil pollution or causes significant environmental impact could result in additional legislation or regulation.
We maintain operating standards for all of our vessels that emphasize operational safety, quality maintenance, continuous training of our crews and officers, care for the environment and compliance with US regulations. Our vessels are subject to both scheduled and unscheduled inspections by a variety of governmental and private entities, each of which may have unique requirements. These entities include the local port authorities (US Coast Guard or other port authorities), classification societies and charterers, particularly terminal operators and oil companies.
The Oil Pollution Act of 1990. The Oil Pollution Act of 1990, established an extensive regulatory and liability regime for the protection of the environment from oil spills. OPA affects all vessels trading in US waters, including the exclusive economic zone extending 200 miles seaward. OPA sets forth various technical and operating requirements for vessels operating in US waters. In general, all newly-built or converted tankers carrying crude oil and petroleum-based products in US waters must be built with double-hulls. Existing single-hulled, double-sided and double-bottomed vessels are to be phased out of service between 1995 and 2015 based on their tonnage and age. To date, we have successfully rebuilt six of our vessels to a double-hull design configuration, which complies with OPA, using our patented double-hulling process. During July 2005, we awarded contracts to rebuild two of our remaining three barges to double-hull configurations. In addition, two of our barges and two of our tankers were originally constructed with double-hulls. As of December 31, 2005, approximately 69% of our oil carrying fleet capacity was double-hulled.
Under OPA, owners or operators of vessels operating in US waters must file vessel spill response plans with the US Coast Guard and operate in compliance with the plans. These vessel response plans must, among other things:
•	address a “worst case” scenario and identify and ensure, through contract or other approved means, the availability of necessary private response resources;

•	describe crew training and drills; and

•	identify a qualified individual with specific authority and responsibility to implement removal actions in the event of an oil spill.
Our vessel response plans have been accepted by the US Coast Guard, and all of our vessel crew members and spill management team personnel have been trained to comply with these guidelines. In addition, we conduct regular oil-spill response drills in accordance with the guidelines set out in OPA.
Environmental Spill and Release Liability. OPA and various state laws have substantially increased the statutory liability of owners and operators of vessels for the discharge or substantial threat of a discharge of petroleum and the resulting damages, both regarding the limits of liability and the scope of damages. OPA imposes joint and several strict liability on responsible parties, including owners, operators and bareboat charterers, for all containment and clean-up costs and other damages arising from spills attributable to their vessels. A complete defense is available only when the responsible party establishes that it exercised due care and took precautions against foreseeable acts or omissions of third parties and when the spill is caused solely by an act of God, act of war (including civil war and insurrection) or a third party other than an employee or agent or party in a contractual relationship with the responsible party. These limited defenses may be lost if the responsible party fails to report the incident or reasonably cooperate with the appropriate authorities or refuses to comply with an order concerning clean-up activities. Even if the spill is caused solely by a third party, the owner or operator must pay removal costs and damage claims and then seek reimbursement from the third party or the trust fund established under OPA. Finally, in certain circumstances involving oil spills from vessels, OPA and other environmental laws may impose criminal liability on personnel and the corporate entity.
OPA limits the liability of each responsible party for a vessel to the greater of $1,200 per gross ton or $10 million per discharge. This limit does not apply where, among other things, the spill is caused by gross negligence or willful misconduct of, or a violation of, an applicable federal safety, construction or operating regulation by a responsible party or its agent or employee.
In addition to removal costs, OPA provides for recovery of damages, including:

•	natural resource damages and related assessment costs;

•	real and personal property damages;

•	net loss of taxes, royalties, rents, fees and other lost revenues;

•	net cost of public services necessitated by a spill response, such as protection from fire, safety or health hazards;

•	loss of profits or impairment of earning capacity due to the injury, destruction or loss of real property, personal property and natural resources; and

•	loss of use of natural resources.
OPA imposes financial responsibility requirements for petroleum tank vessels operating in US waters and requires owners and operators of such vessels to establish and maintain with the US Coast Guard evidence of their financial responsibility sufficient to meet their potential liabilities. Under the regulations, we may satisfy these requirements through evidence of insurance, a surety bond, a guarantee, letter of credit, qualification as a self-insurer or other evidence of financial responsibility. We have received certificates of financial responsibility from the US Coast Guard for all of our vessels subject to this requirement.
OPA expressly provides that individual states are entitled to enforce their own pollution liability laws, even if imposing greater liability than OPA. There is no uniform liability scheme among the states. Some states have OPA-like schemes for limiting liability to various amounts, some rely on common law fault-based remedies and others impose strict and/or unlimited liability on an owner or operator. Virtually all coastal states have enacted their own pollution prevention, liability and response laws, whether statutory or through court decisions, with many providing for some form of unlimited liability. We believe that the liability provisions of OPA and similar state laws have greatly expanded potential liability in the event of an oil spill, even when we are not at fault. Some states have also established their own requirements for financial responsibility.
Parties affected by oil pollution may pursue relief from the Oil Spill Liability Trust Fund, absent full recovery by them against a responsible party. The Oil Spill Liability Trust Fund is funded by major oil companies and maintained by the US Coast Guard. Responsible parties may seek reimbursement from the fund for costs incurred that exceed the liability limits of OPA. The responsible party would need to establish that it is entitled to either a statutory defense against liability or to a statutory limitation of liability to obtain reimbursement from the fund. If we are deemed a responsible party for an oil pollution incident and are ineligible for reimbursement from the fund, and if the costs exceeded our insurance limits, which are currently $1 billion per incident, the costs of responding to an oil pollution incident could have a material adverse effect on our operating results and financial condition.
We are also subject to potential liability arising under the US Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, which applies to the discharge of hazardous substances, whether on land or at sea. Specifically, CERCLA provides for liability of owners and operators of vessels for cleanup and removal of hazardous substances and provides for additional penalties in connection with environmental damage.
Liability under CERCLA for releases of hazardous substances from vessels is limited to the greater of $300 per gross ton or $5 million per discharge unless attributable to willful misconduct or neglect, a violation of applicable standards or rules, or upon failure to provide reasonable cooperation and assistance. CERCLA liability for releases from facilities other than vessels is generally unlimited.
We are required to show proof of insurance, surety bond, self insurance or other evidence of financial responsibility to pay damages under OPA and CERCLA in the amount of $1,500 per gross ton for vessels, consisting of the sum of the OPA liability limit of $1,200 per gross ton or $10 million per discharge and the CERCLA liability limit of $300 per gross ton or $5 million per discharge. We have satisfied these requirements and obtained a US Coast Guard Certificate of Financial Responsibility.
OPA and CERCLA each preserve the right to recover damages under other existing laws, including maritime tort law.

State Regulation. In March 2000, the US Supreme Court decided United States v. Locke, in which the Court struck down several vessel regulations enacted by the State of Washington attempting to impose requirements pertaining to vessel equipment, operation, and manning. The Court held that the regulation of maritime commerce is generally a federal responsibility because of the need for national and international uniformity, although it noted that states may regulate their own ports and waterways so long as the rules are based on the peculiarities of local waters and do not conflict with federal regulation. Notwithstanding the Supreme Court’s ruling, the State of Massachusetts has enacted similar regulations. The US Coast Guard, along with numerous industry groups, has sued Massachusetts in federal court to invalidate the regulations.
Solid Waste. Our operations occasionally generate and require the transportation, treatment and disposal of both hazardous and non-hazardous solid wastes that are subject to the requirements of the federal Resource Conservation and Recovery Act, or RCRA, and comparable state and local requirements. In August 1998, the EPA added four petroleum refining wastes to the list of RCRA hazardous wastes. In addition, in the course of our vessel operations, we engage contractors to remove and dispose of waste material, including tank residue. In the event that such waste is found to be “hazardous” under either RCRA or the CWA, and is disposed of in violation of applicable law, we could be found jointly and severally liable for the cleanup costs and any resulting damages. Finally, the EPA does not currently classify “used oil” as “hazardous waste,” provided certain recycling standards are met. However, some states in which we pick up or deliver cargo have classified “used oil” as “hazardous” under state laws patterned after RCRA. The cost of managing wastes generated by vessel operations has increased in recent years under stricter state and federal standards. Additionally, from time to time we arrange for the disposal of hazardous waste or hazardous substances at offsite disposal facilities. If such materials are improperly disposed of by third parties, we might still be liable for clean up costs under CERCLA or the equivalent state laws.
Air Emissions. The federal Clean Air Act of 1970, as amended by the Clean Air Act Amendments of 1977 and 1990, or CAA, requires the EPA to promulgate standards applicable to emissions of volatile organic compounds and other air contaminants. Our vessels are subject to vapor control and recovery requirements for certain cargoes when loading, unloading, ballasting, cleaning and conducting other operations in regulated port areas. Each of our tank vessels operating in the transport of clean oil has been outfitted with a vapor recovery system that satisfies these requirements. In addition, in December 1999, the EPA issued a final rule regarding emissions standards for marine diesel engines. The final rule applies emissions standards to new engines beginning with the 2004 model year. In the preamble to the final rule, the EPA noted that it may revisit the application of emissions standards to rebuilt or remanufactured engines, if the industry does not take steps to introduce new pollution control technologies. Finally, the EPA recently entered into a settlement that will expand this rulemaking to include certain large diesel engines not previously addressed in the final rule. Adoption of such standards could require modifications to some existing marine diesel engines and may require us to incur material capital expenditures.
Lightering activities in Delaware are subject to Title V of the CAA, and we are the only marine operator with a Title V permit to engage in lightering operations. The State of Delaware is in non-compliance with Environmental Protection Agency requirements for volatile organic compounds, or VOCs. We are the State of Delaware’s largest single source of VOCs. The Delaware Department of Natural Resources and Environment Control, or DNREC, is currently engaged in rulemaking to address emissions of VOCs from lightering operations, and we are working closely with DNREC to craft regulations that reduce emissions. In cooperation with DNREC, we have engaged in a pilot project involving vapor balancing between our tanker INTEGRITY and a “ship to be lightered.” In addition, we continue to evaluate other vapor reduction techniques, and have incorporated vapor reduction technologies in the design of our new ATBs. We believe the State of Delaware will issue its regulations in the second quarter of 2006.
The CAA also requires states to draft State Implementation Plans, or SIPs, designed to attain national health-based air quality standards in primarily major metropolitan and/or industrial areas. Where states fail to present approvable SIPs or SIP revisions by certain statutory deadlines, the federal government is required to draft a Federal Implementation Plan. Several SIPs regulate emissions resulting from barge loading and degassing operations by requiring the installation of vapor control equipment. As stated above, our vessels are already equipped with vapor control systems that satisfy these requirements.
Workplace Injury Liability
The Supreme Court has ruled that application of state workers compensation statutes to maritime workers is unconstitutional. Injuries to maritime workers are therefore covered by a congressional statue that permits seamen to sue their employers for job-related injuries. In addition, seamen may sue for work-related injuries under the maritime law doctrine of unseaworthiness. Because we are not generally protected by the limits imposed by state workers’ compensation statutes, we potentially have greater exposure for claims made by these employees as compared to employers whose employees are covered by workers’ compensation laws.
Occupational Safety and Health Regulations
Our vessel operations are subject to occupational safety and health regulations issued by the US Coast Guard. These regulations currently require us to perform monitoring, medical testing and recordkeeping with respect to personnel engaged in the handling of the various cargoes transported by our vessels.
Security
In 2002, Congress passed the Maritime Transportation Security Act of 2002, or MTSA, which, together with the International Maritime Organization’s recent security proposals (collectively known as The International Ship and Port Security Code or “ISPS Code”), requires specific security plans for our vessels and more rigorous crew identification requirements. We have implemented vessel security plans and procedures for each of our vessels pursuant to rules.
Vessel Condition
Our vessels are subject to periodic inspection and survey by, and the shipyard maintenance requirements of, the US Coast Guard, ABS, or both.
Employees
At December 31, 2005, we had a total of 453 employees. Of these employees, 75 were employed at our Tampa, Florida headquarters or at our Philadelphia, Pennsylvania area office, 216 were seagoing employees who work aboard our tugboats and barges and 162 were seagoing employees who work aboard our tankers.
Maritrans and its predecessors have had collective bargaining agreements with the Seafarers’ International Union of North America, Atlantic, Gulf and Inland District, AFL-CIO (“SIU”), and with the American Maritime Officers (“AMO”), formerly District 2 Marine Engineers Beneficial Association, Associated Maritime Officers, AFL-CIO, for over 40 years. At December 31, 2005, 100% of our seagoing employees were affiliated with maritime unions, approximately 68% of whom were subject to collective bargaining agreements and approximately 34% of whom were affiliated with the union for benefits only. We are required to make regular contributions to the benefit and pension plans maintained by the unions. The unions have informed us that there are no unfunded benefits or pension liabilities under these plans. In 2005, we entered into the tug/barge supplement to the collective bargaining agreement with the SIU, which expires on March 31, 2008. The tanker supplement, to the collective bargaining agreement with unlicensed employees, which covers approximately 90 seagoing non-supervisory employees, to the collective bargaining agreement with unlicensed employees expires on May 31, 2006, and the collective bargaining agreement with the AMO which covers approximately 51 licensed non-supervisory seagoing employees expires on October 8, 2007. Shore-based employees are not covered by any collective bargaining agreements.
Item 1A. RISK FACTORS
Before you invest in our securities, you should be aware that there are various risks in such an investment, including those described below. You should consider carefully these risk factors together with all of the other information contained or incorporated by reference in this report.
A decline in demand for, or level of consumption of, crude oil and refined petroleum products, particularly in the Atlantic Coast and Gulf Coast regions, could cause demand for our services to decline, which would decrease our revenues and profitability.
The demand for our services is influenced by a number of factors, including:
•	the demand for refined petroleum products;

•	competition from foreign imports of refined petroleum products and alternative sources of energy, such as natural gas;

•	alternate transportation methods, including use of pipelines;

•	demands for refined petroleum product movements from the US Gulf Coast refining centers to the US West Coast;

•	global and regional economic and political conditions;

•	changes in seaborne and other transportation patterns, including changes in the distances that cargoes may be economically transported; and

•	environmental concerns.
Any of these factors could adversely affect the demand for our services or the rates we are able to charge our customers. Any decrease in demand for our services or decrease in the rates we are able to charge our customers could adversely affect our business, financial condition and results of operations.
In addition, we operate our tank vessels in the Atlantic Coast and Gulf Coast regions, markets that have historically exhibited seasonal variations in demand and, as a result, in charter rates. Movements of certain clean oil products, such as motor fuels, generally increase during the summer driving season. Movements of black oil products and certain clean oil products, such as heating oil, generally increase during the winter months. Unseasonably mild winters may result in significantly lower demand for heating oil in the northeastern US. In addition, unpredictable weather patterns and variations in product inventories disrupt vessel scheduling. Seasonality could materially affect our business, financial condition and results of operations in the future.
If spot market rates were to decline substantially, our revenue and results of operations could be adversely affected.
Beginning in the second half of 2004, we shifted our deployment strategy and allocated more of our vessels to spot market charters. Vessels in the spot market are chartered in one-time open market transactions where services are provided at current market rates. As opposed to vessels under term contract charter, where rates are fixed for the life of the contract and delays in utilization are typically borne by the customer, vessels in the spot market are at risk to fluctuating rates and declining utilization levels based on the demand for US Jones Act vessels. If demand for US Jones Act vessels were to decrease, spot market rates would most likely decrease, which would result in a decrease in our spot market revenue. A significant decrease in our spot market revenue could adversely affect our revenues and results of operations.
We depend on attracting and retaining experienced, qualified and skilled crewmembers to operate our vessels.
Our ability to operate our vessels depends on our ability to attract and retain experienced, qualified and skilled crewmembers. One consequence of the length of tenure of our crewmembers is that those serving in senior positions are approaching retirement age. Given the amount of experience that our senior crewmembers must have both in the industry and on our vessels, we cannot assure you that we will be able to identify and develop qualified replacements when needed. If we are unable to identify and develop qualified replacements when needed, we may not be able to operate our vessels, which would cause a disruption to our business.
Increased competition in the markets we serve could result in reduced profitability and loss of market share for us.
Contracts for our vessels are generally awarded on a competitive basis, and competition in the markets we serve is intense. The most important factors determining whether a contract will be awarded include:
•	availability and capability of the vessels;

•	ability to meet the customer’s schedule;

•	price;

•	safety record;

•	ability to satisfy the customer’s vetting requirements;

•	reputation, including perceived quality of the vessel; and

•	experience.
We also face competition from refined petroleum product pipelines. Long-haul transportation of refined petroleum products is generally less costly by pipeline than by tank vessel. During the past several years, proposals have been made to construct product pipelines into Florida and, in particular, into the Tampa market, including a current proposal by Colonial Pipeline to construct a pipeline under the Gulf of Mexico to Tampa. The construction of new pipeline segments to carry petroleum products into our markets, including pipeline segments that connect with existing pipeline systems, the expansion of existing pipelines and the conversion of existing non-refined petroleum product pipelines, could adversely affect our ability to compete in particular locations.
Marine transportation has inherent operating risks, and our insurance may not be adequate to cover our losses.
Our vessels and their cargoes are at risk of being damaged or lost because of events such as:
•	marine disasters;

•	bad weather;

•	mechanical failures;

•	grounding, fire, explosions and collisions;

•	human error; and

•	war and terrorism.
All of these hazards can result in death or injury to persons, loss of property, environmental damages, delays or rerouting. We carry insurance to protect against most of the accident-related risks involved in the conduct of our business. Nonetheless, risks may arise against which we are not adequately insured. For example, a catastrophic spill could exceed our insurance coverage and have a material adverse effect on our operations. Similarly, a terrorist attack on one or more of our vessels could have a material adverse effect on our financial condition, results of operations or cash flows. Although we currently maintain the maximum War Risk and Terrorism liability insurance coverage that is available through The West of England Ship Owners Mutual Insurance Association (Luxembourg), if an incident was deemed to be a terrorist attack, the maximum coverage would be $500,000,000 per incident plus any hull value, which could prove to be insufficient. In addition, we may not be able to procure adequate insurance coverage at commercially reasonable rates in the future, and we cannot guarantee that any particular claim will be paid. In the past, new and stricter environmental regulations have led to higher costs for insurance covering environmental damage or pollution, and new regulations could lead to similar increases or even make this type of insurance unavailable. Changes in the insurance markets attributable to terrorist attacks may make certain types of insurance more difficult for us to obtain. Moreover, the insurance that may be available to us may be significantly more expensive than our existing insurance coverage. Instability in the financial markets as a result of terrorism or war could also affect our ability to raise capital. Furthermore, even if insurance coverage is adequate to cover our losses, we may not be able to timely obtain a replacement vessel in the event of a loss.
We do not carry loss-of-hire insurance, which covers the loss of revenue during extended vessel off-hire periods, such as for unscheduled shipyard maintenance due to damage to the vessel from accidents. Accordingly, any loss of a vessel or extended vessel off-hire, due to accident or otherwise, could have a material adverse effect on our business, results of operations and financial condition.
Delays or cost overruns in building new vessels, the double-hulling of our remaining single-hulled barges or in the scheduled shipyard maintenance of our other barges could adversely affect our results of operations.
In order to comply with the provisions of OPA, we are required to rebuild or retire our existing single-hulled barges by 2015 or earlier, depending on vessel size and age. To date, we have successfully rebuilt six of our single-hulled barges to a double-hull design configuration, which complies with OPA, using our patented double-hulling process. During July 2005, we awarded contracts to rebuild two of our remaining three single-hull barges to double-hull configurations. In addition, two of our barges were originally constructed with double hulls. As of December 31, 2005, approximately 69% percent of our oil-carrying fleet capacity is double-hulled. In addition, each of our vessels undergoes scheduled, and, on occasion, unscheduled shipyard maintenance. Each of our barges represents approximately 5 to 7 percent of our total fleet capacity, which is removed from revenue generating service during the double-hulling or shipyard maintenance of that vessel. In each of July 2006 and July 2008, a single-hulled tanker will reach the OPA-mandated retirement date and will no longer be able to transport petroleum products. The timing of when we take a barge or tanker out of service for double-hulling or shipyard maintenance is determined by a number of factors, including regulatory deadlines, market conditions, shipyard pricing, shipyard availability and customer requirements.

Building new vessels, rebuilding our existing single-hulled barges and scheduled shipyard maintenance of our other barges may be subject to the risks of delay or cost overruns caused by one or more of the following:
•	unforeseen quality or engineering problems;

•	work stoppages;

•	weather interference;

•	unanticipated cost increases;

•	delays in receipt of necessary materials or equipment; and

•	inability to obtain the requisite permits, approvals or certifications from the US Coast Guard and the American Bureau of Shipping upon completion of work.
Significant delays and cost overruns could materially increase our expected contract commitments, which would have an adverse effect on our revenues, borrowing capacity and results of operations. Furthermore, delays would result in vessels being out-of-service for extended periods of time, and therefore not earning any revenue, which could have a material adverse effect on our revenues, financial condition and results of operations.
A decrease in the demand for our lightering services resulting from the deepening of the Delaware River or conditions affecting the Delaware Bay refineries could adversely affect our business and results of operations.
We perform lightering services for inbound tankers carrying crude oil or petroleum products up the Delaware River to refineries in the Delaware Bay. Legislation approved by the US Congress in 1992 authorized the US Army Corps of Engineers to deepen the Delaware River between the river’s mouth and Philadelphia. If this project is funded and completed, and if refineries dredged their private channels, it would significantly reduce our lightering business by allowing arriving ships to proceed up the river with larger loads. In addition, our lightering business would be adversely affected if any of the Delaware Bay refineries were shut down or scaled back their operations in any material respect. The reduction of lightering revenues resulting from a completed channel deepening project or conditions affecting the Delaware Bay refineries may have an adverse affect on our business and results of operations.
We are subject to complex laws and regulations, including environmental regulations that can adversely affect the cost, manner or feasibility of doing business.
Increasingly stringent federal, state and local laws and regulations governing worker health and safety and the manning, construction and operation of vessels significantly affect our operations. Many aspects of the marine industry are subject to extensive governmental regulation by the US Coast Guard, the National Transportation Safety Board, the US Customs Service and the US Maritime Administration and to regulation by private industry organizations such as the American Bureau of Shipping. The US Coast Guard and the National Transportation Safety Board set safety standards and are authorized to investigate vessel accidents and recommend improved safety standards. The US Coast Guard is authorized to inspect vessels at will.
Our operations are also subject to federal, state, local and international laws and regulations that control the discharge of pollutants into the environment or otherwise relate to environmental protection. Compliance with such laws, regulations and standards may require installation of costly equipment or operational changes. Failure to comply with applicable laws and regulations may result in administrative and civil penalties, criminal sanctions or the suspension or termination of our operations. Some environmental laws impose strict liability for remediation of spills and releases of oil and hazardous substances, which could subject us to liability without regard to whether we were negligent or at fault. Under OPA, owners, operators and bareboat charterers are jointly and severally strictly liable for the discharge of oil within the 200-mile exclusive economic zone around the US. Additionally, an oil spill could result in significant liability, including fines, penalties, criminal liability and costs for natural resource damages. The potential for these releases could increase as we increase our fleet capacity. Most states bordering on a navigable waterway have enacted legislation providing for potentially unlimited liability for the discharge of pollutants within their waters.
We rely on a limited number of customers for a significant portion of our revenues. The loss of any of these customers could adversely affect our business and operating results.

The portion of our revenues attributable to any single customer changes over time, depending on the level of relevant activity by the customer, our ability to meet the customer’s needs and other factors, many of which are beyond our control. In 2005, approximately 95% of our revenue was generated from 10 customers. Contracts with Chevron, Sunoco, Inc., Valero, Conoco Phillips and Marathon accounted for approximately 24%, 19%, 14%, 12% and 10%, respectively, of our 2005 revenue. If we were to lose any of these customers or if any of these customers significantly reduced its use of our services, our business and operating results could be adversely affected.
Our business would be adversely affected if we failed to comply with the US Jones Act provisions on coastwise trade, or if these provisions were repealed and if changes in international trade agreements were to occur.
We are subject to the US Jones Act and other federal laws that restrict maritime transportation between points in the US (known as marine cabotage services or coastwise trade) to vessels built and registered in the US and owned and manned by US citizens. We are responsible for monitoring the ownership of our common stock and other partnership interests to insure compliance with the US Jones Act. If we do not comply with these restrictions, we would be prohibited from operating our vessels in US coastwise trade, and under certain circumstances we would be deemed to have undertaken an unapproved foreign transfer, resulting in severe penalties, including permanent loss of US coastwise trading rights for our vessels, fines or forfeiture of the vessels.
Additionally, the US Jones Act restrictions on the provision of maritime cabotage services are subject to exceptions under certain international trade agreements, including the General Agreement on Trade in Services and the North American Free Trade Agreement. If maritime cabotage services were included in the General Agreement on Trade in Services, the North American Free Trade Agreement or other international trade agreements, or if the restrictions contained in the US Jones Act were otherwise repealed or altered, the transportation of maritime cargo between US ports could be opened to foreign-flag or foreign-manufactured vessels. On two occasions during 2005, the US Secretary of Homeland Security, at the direction of the President of the US, issued limited waivers of the US Jones Act for the transportation of petroleum and petroleum products in light of the extraordinary circumstances created by Hurricane Katrina and Hurricane Rita on Gulf Coast refineries and petroleum product pipelines. During the past several years, interest groups have lobbied Congress to repeal the US Jones Act to facilitate foreign flag competition for trades and cargoes currently reserved for US-flag vessels under the US Jones Act and cargo preference laws. We believe that continued efforts will be made to modify or repeal the US Jones Act and cargo preference laws currently benefiting US-flag vessels. Because foreign vessels may have lower construction costs, wage rates and operating costs, this could significantly increase competition in the coastwise trade, which could have a material adverse effect on our business, results of operations and financial condition.
We are a defendant in numerous asbestos-related lawsuits.
We are a defendant in numerous lawsuits filed alleging unspecified damages for exposure to asbestos and, in most of these cases, tobacco smoke. Additional litigation relating to these matters may be commenced in the future. The status of many of these claims is uncertain and it is not possible to predict or determine the ultimate outcome of all pending and any subsequently filed claims. Although we believe that any material liability would be adequately covered by our existing insurance, it is possible that an adverse outcome, whether individually or in the aggregate, could have an adverse effect on our business, financial condition and results of operations.
An increase in the price of fuel may adversely affect our business and results of operations.
The cost of fuel used to power our vessels is a significant component of our operating expenses. Economic and political factors can affect fuel prices. We have recently experienced significant increases in the cost of fuel we purchase to be used in our operations. We have been able to pass a portion of these increases on to our customers pursuant to the terms of our charters. However, because of the competitive nature of our industry, there can be no assurances that we will be able to pass on current or any future increases in fuel prices. If fuel prices continue to increase and we are not able to pass such increases on to our customers, then our business and results of operations may be adversely affected.

We have high levels of fixed costs that will be incurred regardless of our level of business activity.
Our business has high fixed costs, including crew costs, routine maintenance costs, insurance and other costs that continue even if our vessels have out-of-service time, and downtime or low productivity due to reduced demand, weather interruptions or other causes can have a significant negative effect on our operating results and financial condition.
Capital expenditures and other costs necessary to operate and maintain a vessel may increase due to changes in governmental regulations and safety or other equipment standards.
Changes in governmental regulations and safety or other equipment standards, as well as compliance with standards imposed by maritime self-regulatory organizations and customer requirements or competition, may require us to make additional expenditures. For example, we may be required to make significant expenditures for alterations or the addition of new equipment to satisfy requirements of the US Coast Guard and ABS. In addition, we may be required to take our vessels out of service for extended periods of time, with corresponding losses of revenues, in order to make such alterations or to add such equipment.
In order to fund these capital expenditures, we will utilize internally generated funds, incur borrowings or raise capital through the sale of debt or equity securities. Our ability to access the capital markets for future offerings may be limited by our financial condition at the time as well as by adverse market conditions resulting from, among other things, general economic conditions and contingencies and uncertainties that are beyond our control. Our failure to obtain the funds for necessary future capital expenditures could limit our ability to continue to operate some of our vessels and could have a material adverse effect on our business and on our ability to pay dividends to stockholders.
We depend on unionized labor for the provisions of our services and we may not be able to negotiate collective bargaining agreements on terms favorable to us. Any work stoppages could disrupt our business.
Our operations are heavily dependent on unionized labor and we have collective bargaining agreements with two different unions. Maintenance of satisfactory labor relations is important to our operations. At December 31, 2005, 100% of our seagoing employees were affiliated with maritime unions, approximately 68% of whom were subject to collective bargaining agreements and approximately 34% of whom were in the union for benefits only. In 2005 we entered into a tug/barge supplement to the collective bargaining agreement, which expires March 31, 2008. The tankers supplement to the collective bargaining agreement with unlicensed personnel expires on May 31, 2006, and the collective bargaining agreement with licensed non-supervisory seagoing employees expires on October 8, 2007. There is no assurance that we will be able to negotiate new collective bargaining agreements on terms favorable to us upon expiration of the current agreements. If we are not able to negotiate favorable terms, we may be at a competitive disadvantage. A protracted strike or similar action by a union could have a material adverse effect on our results of operations or financial condition.
Our seagoing employees are covered by federal laws that may subject us to job-related claims in addition to those provided by state laws.
All of our seagoing employees are covered by a congressional statute that typically operates to make liability limits established by state workers’ compensation laws inapplicable to these employees and to permit these employees and their representatives to pursue actions against employers for job-related injuries in federal courts. Because we are not generally protected by the limits imposed by state workers’ compensation statutes, we have greater exposure for claims made by these employees as compared to employers whose employees are not covered by these provisions.
Item 2. PROPERTIES
Vessels. At December 31, 2005, the Company employed a fleet of 16 vessels, of which four were ATBs, seven were tug/barge units and five were tankers. See table presented under “Our Fleet” on page 6.
Other Real Property. We lease approximately 13,000 square feet of office space for our principal executive offices in Tampa, Florida. The Tampa lease expires in December 2009, but we have the option to renew the lease for an additional five-year term. We also lease approximately three acres of port authority land in Tampa that contains a training facility and a warehouse that is used to store spare parts and vessel supplies for our clean oil fleet. This lease expires in December 2014, but we have the option to renew the lease for an additional 10-year term. We lease approximately 5,300 square feet of office space near Philadelphia International Airport for shoreside support of our Northeast fleet operations and other information technology and administrative functions. This lease expires in June 2010, but we have the option to renew the lease for an additional five-year term. Finally, we lease warehouse space along the Delaware River to store spare parts and vessel supplies for our Northeast Fleet. This lease expires in 2006.
Item 3. LEGAL PROCEEDINGS
We are a party to routine, marine-related claims, lawsuits and labor arbitrations arising in the ordinary course of our business. The claims made in connection with our marine operations are covered by insurance, subject to applicable policy deductibles that are not material as to any type of insurance coverage. Based on our current knowledge, we believe that such lawsuits and claims, even if the outcomes were to be adverse, would not have a material adverse effect on our financial condition and results of operations.
We have been named in approximately 164 cases in which individuals alleged unspecified damages for exposure to asbestos and, in most of these cases, tobacco smoke. The status of many of these claims is uncertain. Although we believe these claims are without merit, it is impossible at this time to predict the final outcome of any such suit. We believe that any material liability would be adequately covered by applicable insurance and would not have a material adverse effect on our financial condition and results of operations.
On May 2, 2005, we agreed to settle our pending lawsuit against Penn Maritime Inc. and Penn Tug & Barge Inc. (together “Penn Maritime”) on our claims for patent infringement and misappropriation of trade secrets. Penn Maritime agreed to pay us $4 million to settle all of our claims. Penn Maritime agreed that the Court will issue a judgment attesting to the validity of our patents for the process of converting single hull barges to double hull. We agreed to give Penn Maritime a license to use our patent covering all barges then owned by Penn Maritime. The $4 million settlement payment was received in June 2005 and was recorded as other income in the year ended December 31, 2005 consolidated statement of income.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 2005.

PART II

Item 5.	MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Market Information and Holders
Shares of our common stock trade on the New York Stock Exchange under the symbol “TUG.” The following table sets forth, for the periods indicated, the high and low sales prices per share as reported by the New York Stock Exchange.

QUARTERS ENDED IN 2005:	HIGH	LOW
March 31, 2005	$20.30	$16.50
June 30, 2005	$27.97	$16.95
September 30, 2005	$35.09	$25.05
December 31, 2005	$34.72	$25.35

QUARTERS ENDED IN 2004:	HIGH	LOW
March 31, 2004	$18.17	$15.45
June 30, 2004	$16.73	$14.30
September 30, 2004	$16.35	$13.60
December 31, 2004	$19.10	$15.03
As of February 23, 2006, we had 11,991,016 Common Shares outstanding and approximately 3,414 stockholders of record.
Dividends
For the years ended December 31, 2005 and 2004, we paid the following cash dividends to our stockholders:

PAYMENTS IN 2005:	PER SHARE
March 16, 2005	$.11
June 1, 2005	$.11
August 31, 2005	$.11
November 30, 2005	$.11

Total	$.44

PAYMENTS IN 2004:	PER SHARE
March 10, 2004	$.11
June 2, 2004	$.11
September 1, 2004	$.11
December 1, 2004	$.11

Total	$.44

The dividend policy is determined at the discretion of our Board of Directors. While dividends have been made quarterly in each of the last two years, there can be no assurance that the dividend will continue.

ISSUER PURCHASES OF EQUITY SECURITES
On February 9, 1999, we announced that our Board of Directors had authorized a common share repurchase program for up to one million shares of our common stock. On February 8, 2000 and February 13, 2001, respectively, we announced that our Board of Directors had authorized an additional one million shares in the program, for an aggregate of three million shares authorized. No repurchases were made under this program during 2005. In November 2005, the Board of Directors terminated the program. Upon termination of the program in November a total of 2,485,442 shares had been repurchased.
The Company did not purchase any shares in the fourth quarter of 2005.
Equity Compensation Plan Information

			(c) Number of securities
			remaining available for
			future issuance under
			equity compensation
	(a) Number of securities	(b) Weighted-average	plans (excluding
	to be issued upon exercise	exercise price of	securities reflected in
Plan Category	of outstanding options	outstanding options	column (a))
Equity compensation plans approved by security holders	38,170	$11.02	286,165

Equity compensation plans not approved by security holders *	191,758	$8.35	28,709

Total	229,928	$8.79	314,874

*	These securities are issuable pursuant to the Maritrans Inc. 1999 Directors and Key Employees Equity Compensation Plan, a description of which is included in Footnote 5 “Stock Incentive Plans” to our consolidated financial statements.
Item 6. SELECTED FINANCIAL DATA

	MARITRANS INC.
	January 1 to December 31,
	($000, except per share amounts)
	2005	2004	2003	2002	2001
CONSOLIDATED INCOME STATEMENT DATA:
Revenues	$180,710	$149,718	$138,205	$128,987	$123,410

Depreciation	23,201	22,193	20,758	19,137	17,958
Operating income (a)	26,638	14,538	14,807	16,604	14,283
Interest expense	2,846	2,318	2,458	2,600	4,437
Income before income taxes	28,388	12,807	17,646	15,222	12,307
Income tax provision (benefit)	8,509	2,975	(1,089)	5,708	4,615
Net income	$19,879	$9,832	$18,735	$9,514	$7,692
Basic earnings per share	$2.33	$1.20	$2.35	$1.18	$0.77
Diluted earnings per share	$2.28	$1.16	$2.22	$1.10	$0.72
Cash dividends per share	$.44	$0.44	$0.44	$0.42	$0.40

CONSOLIDATED BALANCE SHEET DATA (at period end):

Total assets	$332,003	$231,783	$214,935	$211,557	$200,427
Long-term debt	$55,400	$59,373	$57,560	$63,000	$32,250
Stockholders’ equity	$193,983	$92,404	$85,174	$69,387	$88,064

(a)	Operating income in 2005 includes $0.6 million consisting of a pre-tax gain on the sale of a tug, the Port Everglades, which had been idle and not operating as a core part of our fleet. Operating income in 2001 includes the reclassification of $2.5 million, net of taxes, on the loss on extinguishment of debt in 2001 from an extraordinary item to operating income.
Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
We serve the oil and petroleum industries by providing marine transportation services along the Gulf and Atlantic Coasts of the United States. We operate the largest OPA-compliant double-hulled fleet in our vessel size range and one of the largest fleets serving the US coastwise trade. As of December 31, 2005, we employed a fleet of 16 vessels, including 11 tug/barge units and five tankers. One of these vessels, our tanker ALLEGIANCE, was redeployed to the transportation of non-petroleum cargo. In August 2005, we entered into a three-year time charter for our sixteenth vessel, the M/V SEABROOK, a single-hull tanker owned and operated by Seabrook Carriers Inc., a wholly owned subsidiary of Fairfield-Maxwell Ltd. of New York. The vessel joined the fleet in November 2005 and was deployed in the clean products trade. Approximately 69% of our oil carrying fleet capacity is double-hulled. Our largest vessel has a capacity of approximately 410,000 barrels and our current oil carrying fleet capacity aggregates approximately 3.6 million barrels. For each of the last five years, we have transported over 173 million barrels of crude oil and petroleum products for our customers. We provide marine transportation services for refined petroleum and petroleum products, or “clean” oil, from refineries located primarily in Texas, Louisiana and Mississippi to distribution points along the Gulf and Atlantic Coasts, generally south of Cape Hatteras, North Carolina and particularly into Florida, and, to a lesser extent, to the West Coast. We are currently a leading transporter of clean oil into Florida. We also provide lightering services primarily to refineries on the Delaware River.
Many factors affect the number of barrels we transport and may affect our future results. Such factors include our vessel and fleet size and average trip lengths, the continuation of federal law restricting United States point-to-point maritime shipping to US vessels under the US Jones Act, domestic oil consumption, environmental laws and regulations, oil companies’ decisions as to the type and origination point of the crude oil that they process, changes in the amount of imported petroleum products, competition, labor and training costs, liability insurance costs and maintenance costs.
Demand for our services is driven primarily by the demand for refined petroleum products in Florida and the Northeastern US and crude oil in the Northeastern US. This demand is impacted by domestic consumption of petroleum products, US refining levels, product inventory levels and cold weather in the Northeast. In addition, competition from foreign imports of refined petroleum products in our primary markets, as well as demand for refined petroleum product movements from the Gulf Coast refining system to the West Coast also impact demand for our services.
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
On January 18, 2006, the Company’s sea-going tug, VALOUR, sank off the coast of Cape Fear, North Carolina. Three crew members lost their lives in the incident. At the time of the incident, the VALOUR was transporting the tank barge M 192, a double-hull petroleum barge. Following an evaluation by the US Coast Guard, which concluded that there was no damage to the M 192 and there was no loss of cargo from the tank barge, the vessel was cleared to return to service and discharge her cargo. When the barge M210 entered the shipyard for her double-hull rebuilding, her married tugboat COLUMBIA was available to work, and the Company has utilized this tugboat to temporarily fill the tugboat shortage caused by the loss of the VALOUR. The Company is currently evaluating mid-term and long-term tugboat replacement scenarios. The

Company continues to work with the US Coast Guard on the investigation into the cause of the incident. The VALOUR is covered by the Company’s hull insurance policy and costs of the incident are covered by protection and indemnity insurance carried by the Company. Hull insurance proceeds of approximately $4 million, which exceed the carrying value of the tugboat of approximately $1.3 million, are expected to be received in the first quarter of 2006.
RESULTS OF OPERATIONS
To supplement our financial statements prepared in accordance with generally accepted accounting principles, or GAAP, our management uses the financial measure of Time Charter Equivalent, or TCE, a commonly used industry measure where direct voyage costs are deducted from voyage revenue. We enter into various types of charters, some of which involve the customer paying substantially all voyage costs, while other types of charters involve us paying some or substantially all of the voyage costs. We have presented TCE in this discussion to enhance an investor’s overall understanding of the way our management analyzes our financial performance. Specifically, our management used the presentation of TCE revenue to allow for a more meaningful comparison of our financial condition and results of operations, because TCE revenue essentially nets the voyage costs and voyage revenue to yield a measure that is comparable between periods regardless of the types of contracts utilized. Voyage costs are included in the “Operations expense” line item on the Consolidated Statements of Income. TCE revenue is a non-GAAP financial measure and a reconciliation of TCE revenue to revenue, the most directly comparable GAAP measure, is set forth in the discussion of each of the periods set forth below. The presentation of this additional information is not meant to be considered in isolation or as a substitute for results prepared in accordance with GAAP.
Year Ended December 31, 2005 Compared With Year Ended December 31, 2004
Revenues
TCE revenue for the year ended December 31, 2005 compared to the year ended December 31, 2004 was as follows:

	December 31, 2005	December 31, 2004
	(dollars in thousands)
Voyage revenue	$180,710	$149,718
Voyage costs	43,307	30,175

Time Charter Equivalent	$137,403	$119,543

Vessel utilization	81.1%	80.7%
Available days	4,861	4,854
Revenue days	4,479	4,430
TCE revenue increased from $119.5 million for the year ended December 31, 2004 to $137.4 million for the year ended December 31, 2005, an increase of $17.9 million, or 15%, due primarily to an increase in rates.
Rates
Voyage revenue consists of revenue generated under term contracts as well as revenue generated for spot market transportation. Rates in each of these markets are significant drivers in the amount of revenue we generate.
Contract revenue in 2005 was $129.1 million compared to 2004 contract revenue of $120.6 million. Contract rates remained strong and were higher in 2005 than in 2004 as we obtained significant increases in rates on our renewed contracts. The increase in contract revenues was achieved with fewer vessels on contract during 2005. Demand for our lightering services, which is dependent on crude refining utilization in the Delaware Valley refineries, was higher in 2005 than in 2004 and contributed to the increase in contract revenue. In addition, we benefited from positive fuel adjustment mechanisms in our contracts in the high fuel cost environment.
Spot market revenue in 2005 was $48.6 million compared to $29.1 million in 2004. We increased our exposure to the spot market in the second half of 2004 and continued this strategy in 2005. Spot market rates were higher in 2005 than in 2004 as the result of the impact of world and oil industry events and vessel supply as discussed below.

Our shift in spot market strategy allowed us to meet the increased demand for petroleum products and gasoline blend components in the Northeast, Gulf Coast and West Coast. In particular, and consistent with 2004, a large number of US Jones Act vessels transported cargoes from the Gulf of Mexico to the West Coast to meet the continuing demand for gasoline blend components. In addition, continued reduction in the US Jones Act fleet as a result of mandatory OPA retirements has reduced the supply of vessels in the markets that we serve, resulting in upward pressure on spot rates. Finally, spot market rates also increased as a result of the increase in fuel prices during 2005.
During the first quarter of 2005, continued strong international shipping market transportation rates, driven by the continued growth in Asia, improved the competitive position of the US Jones Act fleet relative to imports in the markets that we serve. This driver was not as strong during the remainder of 2005. During the third and fourth quarter of 2005 the severe hurricane season impacted product flows out of the Gulf of Mexico refining centers and caused a lack of product to be moved which partially offset the positive demand drivers.
During the fourth quarter of 2005, we booked a US Preference Aid grain cargo to Sri Lanka for a vessel that was reaching its mandatory OPA retirement date and was no longer available to transport petroleum products. Non-petroleum revenue was $3.0 million for 2005.
We believe average spot market rates will be at the same or higher levels during 2006 compared to 2005 due to increased product demand in the markets that we serve and continued reduction in the supply of US Jones Act vessels. During the first half of 2006, we expect that this increased demand will be partially offset by and our utilization will be impacted by the reduced supply of refined products from the Gulf refineries due to both the continuing outages of a number of refineries caused by the severe 2005 hurricane season and the anticipated refinery shutdowns as they incur routine maintenance turn-arounds as well as upgrades to create ultra-low sulphur products. We also expect a continuing increase in product imports into the Gulf market during 2006.
We expect our exposure to the spot market in 2006 to be consistent with our exposure in 2005. We intend to maintain a strong position in the spot market to allow us to take greater advantage of anticipated market conditions for 2006. Although the greater spot market exposure inherently brings with it potential for reduced utilization and revenues, we believe that anticipated market demand and the continuing reduction in the size of the US Jones Act fleet lessens the possibility of this occurrence.
Utilization
Vessel utilization is also a driver in the amount of revenue we generate. Utilization in 2005 of 81.1% was consistent with 2004 utilization of 80.7%. The variance in utilization resulted primarily from lower vessel out of service time for double-hull rebuilding compared to 2004; the OCEAN STATES was taken out of service early in September 2003 for her double-hull rebuild and returned to service early in July of 2004 as the M214. The OCEAN 193 was taken out of service later in the third quarter of 2004 for her double-hull rebuild and returned to service in May of 2005 as the M209 and the chartering of the M/V SEABROOK, which entered service for us in November 2005 and is deployed in the Gulf Coast. This increase was partially offset by storm activity during 2005 when we experienced four significant storms that resulted in a loss of approximately 54 vessel operating days. During the third quarter of 2004 we experienced three significant storms that resulted in a loss of approximately 60 vessel operating days. Total out of service days in 2005 were 546 due to maintenance and vessel improvements.
On January 26, 2006, the M 210 entered the shipyard for her double-hull rebuild. The M 210 is expected to return to service in the third quarter of 2006. Upon completion of the M 210, the OCEAN 211 will enter the shipyard for her double-hull rebuild. These are the seventh and eighth barges to be rebuilt. Each will include the insertion of a mid-body that will increase each of their cargo carrying capacities by 38,000 barrels.
We expect to have at least 72 days of out of service time during the first quarter of 2006, which includes scheduled maintenance and double-hull rebuilding but not unscheduled out of service time. In addition, we lost approximately 9 revenue days related to the sinking of the VALOUR discussed in “Overview”.
Barrels of cargo transported decreased from 176 million in the year ended December 31, 2004 to 174 million in the year ended December 31, 2005. Barrels transported decreased primarily due to the redeployment of the ALLEGIANCE to the transportation of non-petroleum cargo, increased scheduled shipyarding during the fourth quarter and additional days awaiting orders in 2005.

Operations expense
Voyage costs increased from $30.2 million for the year ended December 31, 2004 to $43.3 million for the year ended December 31, 2005, an increase of $13.1 million, or 43%. The cost of fuel used in our vessels increased $10.0 million, or 51%, compared to the same period in 2004. The average price of fuel increased 44% compared to 2004. Port charges increased $3.1 million, or 30%, principally due to the redeployment of the ALLEGIANCE and the increased spot exposure.
Operations expenses, excluding voyage costs discussed above, increased from $50.3 million for the year ended December 31, 2004 to $55.4 million for the year ended December 31, 2005 an increase of $5.1 million, or 10%. Crew expenses increased $1.9 million due to seagoing salary and benefit increases as well as a higher level of training compared to the same period in 2004 and increased headcount. During the fourth quarter of 2005, the M/V SEABROOK entered service for us in the Gulf Coast costs related to this time-charter in 2005 were $1.4 million. Shoreside support expenses increased $1.3 million, primarily as a result of an increase professional fees and increase in personnel and employment related expenses compared to the same period in 2004. The cost of supplies for the vessels also increased $0.3 million compared to the same period in 2004.
Maintenance expense
Maintenance expenses decreased $0.4 million, or 2%, from $20.8 million for the year ended December 31, 2004 to $20.3 million for the year ended December 31, 2005. Routine maintenance incurred during voyages and in port for the year ended December 31, 2005 decreased $0.3 million. Major maintenance accounted for the remainder of the decrease in 2005. We continuously review upcoming shipyard maintenance costs and adjust the shipyard accrual rate to reflect the expected costs. Increases in regulatory and customer vetting requirements, which increases the scope of maintenance performed in the shipyard, result in higher shipyard costs.
General and Administrative expense
General and administrative expenses increased $0.8 million, or 7%, from $11.7 million for the year ended December 31, 2004 to $12.5 million for the year ended December 31, 2005. In the first quarter of 2005, Stephen Van Dyck retired as Executive Chairman of our Board of Directors. We recorded a $2.4 million charge related to a consulting agreement and the acceleration of Mr. Van Dyck’s enhanced retirement benefit. This increase was partially offset by decreases of $0.8 million of litigation costs, $0.3 million in non-vessel insurance costs and $0.3 million in non-income related taxes.
Gain on Sale of Assets
Gain on sale of assets for the year ended December 31, 2005 of $0.6 million consisted of a pre-tax gain on the sale of a tug, the Port Everglades, which had been idle and not operating as a core part of our fleet. We did not have any similar transactions in 2004.
Operating Income
As a result of the aforementioned changes in revenue and expenses, operating income increased from $14.5 million for the year ended December 31, 2004 to $26.7 million for the year ended December 31, 2005, an increase of $12.2 million, or 84%.
Other Income
Other income for 2005 included a $4.0 million settlement received from Penn Maritime Inc. and Penn Tug & Barge Inc. (together “Penn Maritime”) on our claim for patent infringement and misappropriation of trade secrets. Penn Maritime agreed to pay us $4.0 million to settle all of our claims, and received a license to use our patented double-hulling process on their then existing fleet. We did not have any similar transactions in 2004.
Income Tax Provision
Income tax provision increased from a $3.0 million income tax provision for the year ended December 31, 2004 to a $8.5 million income tax provision for the year ended December 31, 2005, an increase of $5.5 million, or 183%. We record reserves for income taxes based on the estimated amounts that we will likely have to pay based on our taxable income. We periodically review our position based on the best available information and adjust our income tax reserve accordingly. In the third quarters of 2005 and 2004, we reduced our income tax reserve by $1.2 million and $1.7 million, respectively. Most of the decrease resulted from the income tax effects of the restructuring of Maritrans Partners L.P. to Maritrans Inc. in 1993. Due to the non-cash nature of the reduction, there was no corresponding effect on cash flow or income from operations.
Net Income
Net income increased from $9.8 million for the year ended December 31, 2004 to $19.9 million for the year ended December 31, 2005, an increase of $10.1 million, or 103%, resulting from the aforementioned changes in revenue and expenses.
Year Ended December 31, 2004 Compared With Year Ended December 31, 2003
Revenues
TCE revenue for the year ended December 31, 2004 compared to the year ended December 31, 2003 was as follows:

	December 31, 2004	December 31, 2003
	(dollars in thousands)
Voyage revenue	$149,718	$138,205
Voyage costs	30,175	23,721

Time Charter Equivalent	$119,543	$114,484

Vessel utilization	80.7%	84.3%
Available days	4,854	4,953
Revenue days	4,430	4,616
TCE revenue increased from $114.5 million for the year ended December 31, 2003 to $119.5 million for the year ended December 31, 2004, an increase of $5.1 million, or 4%, due to an increase in rates and was partially offset by lower vessel utilization.
Rates
Voyage revenue consists of revenue generated under term contracts as well as revenue generated for spot market transportation. Rates in each of these markets are significant drivers in the amount of revenue we generate.
Contract revenue in 2004 was $120.6 million compared to 2003 contract revenue of $119.8 million. Contract rates remained strong and were higher in 2004 than in 2003 as we obtained modest increases in rates on our renewed contracts. Demand for crude oil transportation, which is sensitive to crude refining utilization in the Delaware Valley refineries, was higher in 2004 than in 2003 and resulted in increased revenue under contracts. Although rates were higher in 2004, fewer vessels worked in the contract market due to our decision to increase our spot exposure, resulting in contract revenue that was consistent with 2003.
Spot market revenue in 2004 was $29.1 million compared to 2003 spot market revenue of $18.4 million. We increased our exposure to the spot market in the second half of 2004 and had higher exposure than in 2003. Spot market rates were higher in 2004 than in 2003 as the result of the impact of world and oil industry events and vessel supply as discussed below.
Low product inventories relative to product demand in the areas we serve generally increases demand for transportation of clean products. During 2004, a number of factors caused a reduction of product inventories and increased demand for our services, including colder winter weather, reduced imports for much of the year due to higher demand for transportation fuels in Europe and Asia coupled with higher international transportation rates, and increased product demand due to economic growth. In the fourth quarter of 2004, refineries reduced their inventory levels for the year-end resulting in an increased demand for transportation. During much of 2004 there were a large number of US Jones Act vessels transporting cargoes from the Gulf of Mexico to the West Coast due to higher demand for gasoline blend components as a result of the MTBE ban in California and Washington, which also increased demand for transportation. Additionally, in 2004, two competitor Jones Act vessels in our size range reached their OPA retirement dates or were scrapped. All of these factors caused increases in spot rates in 2004. The increased rates, coupled with higher spot market exposure, resulted in increased spot revenue for us.
Utilization
Vessel utilization is also a significant driver in the amount of revenue we generate. Utilization decreased 3.6% in 2004 from 2003 levels. The decrease in utilization had a negative impact on voyage revenue and resulted primarily from higher vessel out of service time for double-hull rebuilding and vessel repairs in 2004 compared to 2003.
The OCEAN STATES was taken out of service early in September 2003 for her double-hull rebuild and returned to service early in the third quarter of 2004 as the M214. The OCEAN 193 was taken out of service later in the third quarter of 2004 for her double-hull rebuild and returned to service in the second quarter of 2005 as the M209. In addition, late in the fourth quarter of 2003, several design issues were identified on three of the double-hull rebuilt 250,000 barrel class barges that led us to remove these vessels from service and further inspect and re-analyze the original rebuild designs. Working with industry experts and the American Bureau of Shipping, we identified and implemented structural enhancements that improved the long-term strength of these three barges, and the barges returned to service in the first quarter of 2004.
The decrease in utilization was also caused by weather-related delays during the third quarter of 2004. During that period, we experienced three significant storms that affected vessels working in the Gulf of Mexico at that time and resulted in a loss of approximately 60 operating days across the fleet.
As a result of the aforementioned utilization factors, barrels of cargo transported decreased from 180 million in the year ended December 31, 2003 to 176 million in the year ended December 31, 2004. Barrels transported also decreased due to a higher proportion of longer voyages, particularly to the West Coast.
Operations expense
Voyage costs increased from $23.7 million for the year ended December 31, 2003 to $30.2 million for the year ended December 31, 2004, an increase of $6.5 million, or 27%. Fuel costs increased $4.7 million, or 31%, compared to the same period in 2003. The average price of fuel increased 24% compared to 2003. Port charges increased $1.8 million due to the increased West Coast moves resulting from increased spot exposure.
Operations expenses, excluding voyage costs discussed above, increased from $49.1 million for the year ended December 31, 2003 to $50.3 million for the year ended December 31, 2004, an increase of $1.2 million, or 2%. Crew expenses increased $0.9 million due to seagoing salary and benefit increases as well as a higher level of training compared to the same period in 2003. Shoreside support expenses increased $0.7 million, primarily as a result of an increase in personnel, employment related expenses and higher shoreside related insurance premiums. These increases were offset by lower training costs for shoreside personnel and lower operations related professional fees compared to the same period in 2003. The cost of supplies for the vessels also increased $0.5 million compared to the same period in 2003. During the second quarter, we reversed approximately $0.8 million of previously recorded insurance claims and deductibles that no longer required a related liability. This reversal partially offset the increases in expenses discussed above.
Maintenance expense
Maintenance expenses decreased $1.6 million, or 7%, from $22.4 million for the year ended December 31, 2003 to $20.8 million for the year ended December 31, 2004. Routine maintenance incurred during voyages and in port for the year ended December 31, 2003 was consistent with the year ended December 31, 2004. Expenses accrued for maintenance in shipyards decreased $1.4 million from the year ended December 31, 2003 to the year ended December 31, 2004. We continuously review upcoming shipyard maintenance costs and adjust the shipyard accrual rate to reflect the expected costs. Increases in regulatory and customer vetting requirements, which increases the scope of maintenance performed in the shipyard, result in higher shipyard costs.

General and Administrative expense
General and administrative expenses increased $3.2 million, or 37%, from $8.6 million for the year ended December 31, 2003 to $11.7 million for the year ended December 31, 2004. Professional fees increased $2.3 million as a result of additional litigation expenses and increased audit fees primarily related to additional services necessary to comply with Section 404 of the Sarbanes-Oxley Act of 2002. The remainder of the increase resulted from higher expenses incurred as a result of increased shoreside personnel, employment related expenses and higher non-vessel related insurance premiums.
Gain on Sale of Assets
Gain on sale of assets for the year ended December 31, 2003 of $1.1 million consisted of a pre-tax gain on the sale of real property not used in operations. We did not have any similar transactions in 2004.
Operating Income
As a result of the aforementioned changes in revenue and expenses, operating income decreased from $14.8 million for the year ended December 31, 2003 to $14.5 million for the year ended December 31, 2004, a decrease of $0.3 million, or 2%. Operating income for the year ended December 31, 2003 included a $1.1 million pre-tax gain on the sale of property not used in operations.
Other Income
Other income for 2003 included a $4.5 million reversal of an allowance relating to a note receivable from K-Sea Transportation LLC. In 1999, we recorded an allowance for doubtful accounts equal to the note due to concerns over K-Sea’s creditworthiness and periodically reviewed the appropriateness of the allowance. In January 2004, K-Sea repaid in full the $4.5 million outstanding under the note. As a result, we reversed the $4.5 million allowance related to the note receivable in the fourth quarter of 2003.
Income Tax Provision (Benefit)
Income tax provision increased from a $1.1 million income tax benefit for the year ended December 31, 2003 to a $3.0 million income tax provision for the year ended December 31, 2004, an increase of $4.1 million. We record reserves for income taxes based on the estimated amounts that we will likely have to pay based on our taxable net income. We periodically review our position based on the best available information and adjust our income tax reserve accordingly. In the third quarters of 2004 and 2003, we reduced our income tax reserve by $1.7 million and $7.7 million, respectively. Most of the decrease resulted from the income tax effects of the restructuring of Maritrans Partners L.P. to Maritrans Inc. in 1993. Due to the non-cash nature of the reduction, there was no corresponding effect on cash flow or income from operations.
Net Income
Net income decreased from $18.7 million for the year ended December 31, 2003 to $9.8 million for the year ended December 31, 2004, a decrease of $8.9 million, or 48%, resulting from the aforementioned changes in revenue and expenses.
Liquidity and Capital Resources
General
For the year ended December 31, 2005, net cash provided by operating activities was $39.6 million. These funds were sufficient to meet debt service obligations and loan agreement covenants, to make capital improvements and to allow us to pay a dividend in each quarter of 2005. We believe funds provided by operating activities, augmented by our Revolving Credit Facility, described below, the proceeds from our December 2005 common stock offering and investing activities, will be sufficient to finance operations, routine capital expenditures, lease payments and required debt repayments in the foreseeable future. Dividends are authorized at the discretion of our Board of Directors and although dividends have been made quarterly in each of the last three years, we cannot assure you that the dividend will continue. The ratio of debt to total capitalization was 0.23:1 at December 31, 2005.

On September 6, 2005, we filed a shelf registration statement on Form S-3, as amended by Amendment No. 1 filed on October 13, 2005, for the offer, sale and issuance by us, from time to time, in one or more offerings of either common stock or debt securities. The registration statement was declared effective on October 14, 2005. The aggregate public offering price of the securities sold in these offerings, including any debt securities with any original issue discount, may not exceed $450 million. At the time of any offering, we will file a prospectus supplement which will include the specific terms of the offering and may supplement, update or amend the information filed in the shelf registration statement.
On December 14, 2005, we sold 3,000,000 shares of our common stock off of our shelf registration statement in an underwritten public offering at $26 per share. On December 28, 2005, we issued an additional 450,000 shares at $26 per share upon the exercise of the underwriters’ over-allotment option. Proceeds from the equity offering were approximately $84.5 million after underwriters’ discounts and commissions and expenses.
On February 9, 1999, our Board of Directors authorized a share buyback program for the acquisition of up to one million shares of our common stock, which represented approximately 8% of the 12. l million shares outstanding at that time. In February 2000 and again in February 2001, our Board of Directors authorized the acquisition of an additional one million shares under the program. The total authorized shares under the buyback program were 3,000,000. In November 2005, our Board of Directors terminated the share buyback program. From 1999 through the termination of the share buyback program in November, a total of 2,485,442 shares had been repurchased.
Debt Obligations and Borrowing Facility
At December 31, 2005, we had $59.4 million in total outstanding debt, which is secured by mortgages on some of our fixed assets. The current portion of this debt at December 31, 2005 was $4.0 million.
On October 7, 2005, we amended our $40 million credit and security agreement (“Revolving Credit Facility”) with Citizens Bank and a syndicate of other financial institutions (“Lenders”). Pursuant to the terms of the amended credit and security agreement, we may borrow up to $60 million under the Revolving Credit Facility and have the ability to increase that amount to $120 million through additional bank commitments in the future. Interest is variable based on either the LIBOR rate plus an applicable margin (as defined in the Revolving Credit Facility) or the prime rate. The amended Revolving Credit Facility expires in October 2010. We have granted first preferred ship mortgages and a first security interest in some of our vessels and other collateral in connection with the Revolving Credit Facility. At December 31, 2005, there were no amounts outstanding under the Revolving Credit Facility. The Revolving Credit Facility requires us to maintain our properties in a specific manner, maintain specified insurance on our properties and business, and abide by other covenants which are customary with respect to such borrowings. The Revolving Credit Facility also requires us to meet certain financial covenants. If we fail to comply with any of the covenants contained in the Revolving Credit Facility, the Lenders may declare the entire balance outstanding, if any, immediately due and payable, foreclose on the collateral and exercise other remedies under the Revolving Credit Facility. We were in compliance with all covenants at December 31, 2005.
We have additional financing agreements consisting of (1) a $7.3 million term loan with Lombard US Equipment Financing Corp. with a 5-year amortization that accrues interest at an average fixed rate of 5.14% (“Term Loan A”) and (2) a $29.5 million term loan with Fifth Third Bank with a 9.5-year amortization and a 50% balloon payment at the end of the term (“Term Loan B”). Term Loan B accrues interest at an average fixed rate of 5.98% on $6.5 million of the loan and 5.53% on $23.0 million of the loan. Principal payments on Term Loan A are required on a quarterly basis and began in January 2004. Principal payments on Term Loan B are required on a monthly basis and began in November 2003. We have granted first preferred ship mortgages and a first security interest in some of our vessels and other collateral to Lombard US Equipment Financing Corp. and Fifth Third Bank as a guarantee of the loan agreements. The loan agreements require us to maintain our properties in a specific manner, maintain specified insurance on our properties and business, and abide by other covenants, which are customary with respect to such borrowings. The loan agreements also require us to meet certain financial covenants that began in the quarter ended December 31, 2003. If we fail to comply with any of the covenants contained in the loan agreements, Lombard US Equipment Financing Corp. and Fifth Third Bank may call the entire balance outstanding on the loan agreements immediately due and payable, foreclose on the collateral and exercise other remedies under the loan agreements. We were in compliance with all such covenants at December 31, 2005.
In June 2004, we entered into an additional $29.5 million term loan with Fifth Third Bank (“Term Loan C”). Term Loan C has a 9.5-year amortization and a 55% balloon payment at the end of the term and accrues interest at a fixed rate of 6.28%. A portion of the proceeds of Term

Loan C were used to pay down existing borrowings under the Revolving Credit Facility. Principal payments on Term Loan C are required on a monthly basis and began in August 2004. We have granted first preferred ship mortgages and a first security interest in the M214 and its married tugboat, the HONOUR, to secure Term Loan C. Term Loan C requires us to maintain the collateral in a specific manner, maintain specified insurance on our properties and business, and abide by other covenants which are customary with respect to such borrowings. If we fail to comply with any of the covenants contained in Term Loan C, Fifth Third Bank may foreclose on the collateral or call the entire balance outstanding on Term Loan C immediately due and payable. We were in compliance with all applicable covenants at December 31, 2005.
As of December 31, 2005, we had the following amounts outstanding under our debt agreements:
•	$4.6 million under Term Loan A;

•	$26.8 million under Term Loan B; and

•	$28.0 million under Term Loan C.
Contractual Obligations
Total future commitments and contingencies related to our outstanding debt obligations, noncancellable operating leases and purchase obligations, as of December 31, 2005, were as follows:

		Less than	One to	Three to	More than
	Total	one year	three years	five years	five years
	(in thousands)
Debt Obligation	$59,373	$3,973	$8,647	$6,198	$40,555
Operating Leases	2,458	540	1,135	783	—
Purchase Obligations(1)	236,065	69,805	166,260	—	—

Total	$297,896	$74,318	$176,042	$6,981	$40,555

(1)	Purchase obligations represent amounts due under vessel rebuild contracts and contracts for our ATB new builds existing as of December 31, 2005.
In July 2005, we awarded contracts to rebuild the M 210 and the OCEAN 211 to double-hull configurations. These are our seventh and eighth single-hulled barges to be rebuilt to double-hull configurations. The rebuild of the M 210 is expected to have a total cost of approximately $30.0 million, of which $24.0 million is a fixed contract with the shipyard and the remainder of the equipment is to be furnished by us. The rebuild of the OCEAN 211 is also expected to have a total cost of approximately $30.0 million, of which $23.0 million is a fixed contract with the shipyard and the remainder of the equipment is to be furnished by us. The rebuilds of the M 210 and OCEAN 211 will also include the insertions of mid-bodies that will increase their capacity by approximately 38,000 barrels each. We expect to finance the projects with a combination of internally generated funds and borrowings under our Revolving Credit Facility and proceeds from the equity offering in December 2005 and additional debt or equity financings as necessary. The rebuilds of the M 210 and the OCEAN 211 are expected to be completed in the third quarter of 2006 and the second quarter of 2007, respectively. As of December 31, 2005, $10.3 million and $2.6 million had been spent on the rebuilds, respectively.
On September 2, 2005, we entered into a shipbuilding contract with Bender Shipbuilding & Repair Co., Inc., or Bender. Under the shipbuilding contract, Bender will construct and deliver three ATBs, each having a carrying capacity of 335,000 barrels (98% capacity), for a total cost to us, including owner-furnished materials, of approximately $232.5 million. We expect to finance the construction of the three ATBs with a combination of internally generated funds, borrowings under our Revolving Credit Facility, a portion of the proceeds from the equity offering in December 2005 and additional debt or equity financing as necessary. As of December 31, 2005, $28.4 million has been paid to Bender. The ATBs are scheduled for delivery on October 1, 2007, May 1, 2008 and December 1, 2008, subject in each case to permitted postponements under the contract.

Critical Accounting Policies
Maintenance and Repairs
Provision is made for the cost of upcoming major periodic overhauls of vessels and equipment in advance of performing the related maintenance and repairs. The costs expected to be paid in the upcoming year are included in accrued shipyard costs as a current liability with the remainder classified as long-term.
Revenue Recognition
We record revenue when services are rendered, when we have a signed charter agreement or other evidence of an arrangement, pricing is fixed or determinable and collection is reasonably assured. We earn revenues under time charters and affreightment/voyage contracts. Revenue from time charters is earned and recognized on a daily basis. Revenue for affreightment/voyage contracts is recognized based upon the percentage of voyage completion. The percentage of voyage completion is based on the number of voyage days worked at the balance sheet date divided by the total number of days expected on the voyage.
Retirement Plans
Most of our shoreside employees participate in our qualified defined benefit retirement plan. Substantially all of the seagoing supervisors who were supervisors in 1984, or who were hired as, or promoted into supervisory roles between 1984 and 1998, have pension benefits under our retirement plan for that period of time. Beginning in 1999, the seagoing supervisors’ retirement benefits are provided through contributions to an industry-wide, multi-employer seaman’s pension plan. Upon retirement, those seagoing supervisors will be provided with retirement benefits from our plan for service periods between 1984 and 1998, and from the multi-employer seaman’s plan for other covered periods.
Net periodic pension cost is determined under the projected unit credit actuarial method. Pension benefits are primarily based on years of service and begin to vest after two years. Employees who are members of unions participating in our collective bargaining agreements are not eligible to participate in our qualified defined benefit retirement plan.
Our retirement plan utilizes a Strategic Asset Allocation investment strategy that maintains a targeted allocation to the benchmark of 65% equity and 35% fixed income.
Market Risk
The principal market risk to which we are exposed is a change in interest rates on debt instruments. We manage our exposure to changes in interest rate fluctuations by optimizing the use of fixed and variable rate debt. The table below presents principal cash flows by year of maturity as of December 31, 2005. Variable interest rates fluctuate with the LIBOR and federal fund rates. The weighted average interest rate at December 31, 2005 was 5.90%. There was no variable rate debt outstanding as of December 31, 2005.

	Expected Years of Maturity
Liabilities	2006	2007	2008	2009	2010	Thereafter
	(in thousands)
Fixed Rate	$3,973	$4,202	$4,445	$3,007	$3,191	$40,555
Average Interest Rate	5.92%	5.94%	5.97%	5.97%	5.97%	6.06%
Impact of Recent Accounting Pronouncements
On December 16, 2004, the Financial Accounting Standards Board, or FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

On April 15, 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for Statement 123(R). The Commission’s new rule allows companies to implement Statement 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. Consistent with the new compliance date, we will be adopting the provisions of Statement 123(R) as of January 1, 2006, using the prospective method. The Commission’s new rule does not change the accounting required by Statement 123(R), it changes only the dates for compliance with the standard.
We adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003 using the prospective method described in FASB Statement No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure. Currently, we use the Black-Scholes formula to estimate the value of stock options granted to employees and expect to continue using this acceptable option valuation model upon the required adoption of Statement 123(R) on January 1, 2006. Because Statement 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because we adopted Statement 123 using the modified prospective method (which applied only to awards granted, modified or settled after the adoption date), compensation costs for some previously granted awards that were not recognized under Statement 123 will be recognized under Statement 123(R). However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 3 to our consolidated financial statements. The proforma effect of Statement 123 has no material effect on net income or earnings per share for the year ended December 31, 2005.
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
Management evaluated the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2005, the Company’s internal control over financial reporting was effective.
The Company’s independent auditors, Ernst & Young LLP, have audited management’s assessment of the Company’s internal control over financial reporting. Their opinion on management’s assessment and their opinions on the effectiveness of the Company’s internal control over financial reporting and on the Company’s financial statements appears on pages 35 and 36 in this Annual Report on Form 10-K.

/s/ Jonathan P. Whitworth	/s/ Walter T. Bromfield

Jonathan P. Whitworth	Walter T. Bromfield
Chief Executive Officer	Chief Financial Officer
February 24, 2006

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
Maritrans Inc.
We have audited management’s assessment, included in the accompanying Annual Report on Form 10-K, that Maritrans Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Maritrans Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Maritrans Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Maritrans Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2005 and 2004 and the related statements of income, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2005 of Maritrans Inc. and our report dated February 24, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Tampa, Florida
February 24, 2006

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
Maritrans Inc.
We have audited the accompanying consolidated balance sheets of Maritrans Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Maritrans Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Maritrans Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Tampa, Florida
February 24, 2006

MARITRANS INC.
CONSOLIDATED BALANCE SHEETS
($000, except share amounts)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$58,794	$6,347
Trade accounts receivable (net of allowance for doubtful accounts of $295 and $175, respectively)	20,144	14,809
Claims and other receivables	2,527	2,625
Inventories	5,114	3,665
Deferred income tax benefit	4,656	6,061
Prepaid expenses	3,239	3,047

Total current assets	94,474	36,554
Vessels and equipment	455,698	397,523
Less accumulated depreciation	222,126	205,599

Net vessels and equipment	233,572	191,924
Goodwill	2,863	2,863
Other	1,094	442

Total assets	$332,003	$231,783

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt due within one year	$3,973	$3,756
Trade accounts payable	9,323	4,790
Accrued shipyard costs	6,583	6,393
Accrued wages and benefits	5,007	2,477
Current income taxes	2,488	2,210
Accrued insurance costs	2,385	1,051
Other accrued liabilities	2,108	2,081

Total current liabilities	31,867	22,758
Long-term debt	55,400	59,373
Accrued shipyard costs	5,562	9,589
Long-term tax payable	5,714	6,875
Other liabilities	3,721	4,780
Deferred income taxes	35,756	36,004
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value, authorized 30,000,000 shares; issued: 2005 – 17,555,712 shares; 2004 – 14,041,330 shares	176	140
Capital in excess of par value	174,595	88,195
Retained earnings	73,474	57,350
Unearned compensation	(1,027)	(1,268)
Less: Cost of shares held in treasury: 2005 – 5,563,585; 2004 – 5,567,735 shares	(53,235)	(52,013)

Total stockholders’ equity	193,983	92,404

Total liabilities and stockholders’ equity	$332,003	$231,783

See accompanying notes.

MARITRANS INC.
CONSOLIDATED STATEMENTS OF INCOME
($000, except per share amounts)

	For the year ended December 31,
	2005	2004	2003
Revenues	$180,710	$149,718	$138,205
Costs and expenses:
Operations expense	98,701	80,517	72,826
Maintenance expense	20,320	20,761	22,361
General and administrative	12,478	11,709	8,552
Depreciation	23,201	22,193	20,758

Total operating expense	154,700	135,180	124,497
Gain on sale of assets	628	—	1,099

Operating income	26,638	14,538	14,807
Interest expense (net of capitalized interest of $1,120, $1,152, and $442 respectively)	(2,846)	(2,318)	(2,458)
Interest income	393	254	768
Other income, net	4,203	333	4,529

Income before income taxes	28,388	12,807	17,646
Income tax provision (benefit)	8,509	2,975	(1,089)

Net income	$19,879	$9,832	$18,735

Basic earnings per share	$2.33	$1.20	$2.35

Diluted earnings per share	$2.28	$1.16	$2.22

Dividends declared per share	$0.44	$0.44	$0.44
See accompanying notes.

MARITRANS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
($000)

	For the year ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$19,879	$9,832	$18,735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23,201	22,193	20,758
Deferred income taxes	1,157	369	4,439
Decrease in long-term tax payable	(1,161)	(1,625)	(7,700)
Stock compensation expense	836	418	158
Tax benefit on stock compensation	734	1,894	671
Changes in receivables, inventories and prepaid expenses	(6,878)	(9,268)	3,136
Changes in current liabilities, other than debt	8,207	825	3,616
Changes in non-current asset and liability	(5,737)	3,772	(3,844)
Gain on sale of assets	(628)	—	(1,099)

Total adjustments to net income	19,731	18,578	20,135

Net cash provided by operating activities	39,610	28,410	38,870

Cash flows from investing activities:
Proceeds from sale of marine vessels and equipment	655	—	1,849
Collections on notes receivable	—	8,280	465
Purchase of marine vessels and equipment	(64,877)	(33,391)	(25,376)

Net cash used in investing activities	(64,222)	(25,111)	(23,062)

Cash flows from financing activities:
Borrowings under long-term debt	—	29,500	36,790
Payment of long-term debt	(3,756)	(2,965)	(41,446)
Payments under revolving credit facility	(19,500)	(30,000)	(4,000)
Borrowings under revolving credit facility	19,500	6,500	—
Proceeds from stock option exercises	34	86	158
Purchase of treasury stock	—	—	(344)
Dividends declared and paid	(3,755)	(3,687)	(3,591)
Net proceeds from issuance of stock	84,536	—	—

Net cash provided by (used in) financing activities	77,059	(566)	(12,433)

Net increase in cash and cash equivalents	52,447	2,733	3,375
Cash and cash equivalents at beginning of year	6,347	3,614	239

Cash and cash equivalents at end of year	$58,794	$6,347	$3,614

Supplemental Disclosure of Cash Flow Information:
Interest paid	$3,670	$3,359	$2,423
Income taxes paid	$7,500	—	$15

Non-cash activities:
Reversal of note receivable allowance	—	—	$4,500
See accompanying notes.

MARITRANS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
($000, except share amounts)

	Outstanding	Common	Capital in
	Shares of	Stock, $.01	Excess of	Retained	Treasury	Unearned
	Common Stock	Par Value	Par Value	Earnings	Stock	Compensation	Total
Balance January 1, 2003	8,140,317	$135	$80,980	$36,061	$(47,030)	$(759)	$69,387
Net income	—	—	—	18,735	—	—	18,735
Cash dividends ($0.44 per share of Common Stock)	—	—	—	(3,591)	—	—	(3,591)
Purchase of treasury shares	(12,600)	—	—	—	(150)	—	(150)
Stock options, net of $0.3 million tax benefit from stock compensation	42,520	—	478	—	(126)	—	352
Stock grants and vesting, net of forfeitures, net of $0.4 million tax benefit from stock compensation	(11,143)	1	990	—	(774)	(500)	(283)
Restricted stock and option amortization	—	—	79	—	—	645	724

Balance at December 31, 2003	8,159,094	136	82,527	51,205	(48,080)	(614)	85,174

Net income	—	—	—	9,832	—	—	9,832
Cash dividends ($0.44 per share of Common Stock)	—	—	—	(3,687)	—	—	(3,687)
Stock options, net of $1.9 million tax benefit from stock compensation	250,898	4	4,561	—	(3,898)	—	667
Stock grants and vesting, net of forfeitures	63,604	—	1,038	—	(35)	(1,475)	(472)
Restricted stock and option amortization	—	—	69	—	—	821	890

Balance at December 31, 2004	8,473,596	140	88,195	57,350	(52,013)	(1,268)	92,404

Net income	—	—	—	19,879	—	—	19,879
Cash dividends ($0.44 per share of Common Stock)	—	—	—	(3,755)	—	—	(3,755)
Stock options, net of $0.7 million tax benefit from stock compensation	37,314	1	1,480	—	(1,398)	—	83
Stock grants and vesting, net of forfeitures	31,217	—	405	—	176	(556)	25
Restricted stock and option amortization	—	—	14	—	—	797	811

Issuance of common stock, net of issuance costs	3,450,000	35	84,501	—	—	—	84,536

Balance at December 31, 2005	11,992,127	$176	$174,595	$73,474	$(53,235)	$(1,027)	$193,983

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
     Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates have been made by management, including the allowance for doubtful accounts, the realizability of deferred tax assets, income tax exposure, accrued shipyard costs and certain liabilities. Actual results could differ from those estimates.
     Cash and Cash Equivalents
Cash and cash equivalents at December 31, 2005 and 2004 consisted of cash and commercial paper, the carrying value of which approximates fair value. For purposes of the consolidated financial statements, short-term, highly liquid debt instruments with original maturities of three months or less are considered to be cash equivalents.
     Claims Receivables
Claims receivables represent costs incurred in connection with insurable incidents for which the Company expects it is probable it will be reimbursed by the insurance carriers, subject to applicable deductibles. Deductible amounts related to covered incidents are expensed in the period of occurrence of the incident. Expenses incurred for insurable incidents in excess of deductibles are recorded as receivables pending the completion of all repair work and the administrative claims process. The credit risk associated with insurance claims receivable is considered low due to the high credit quality and funded status of the insurance clubs in which the Company participates.
     Inventories
Inventories, consisting of materials, supplies and fuel are carried at cost, which does not exceed net realizable value. Inventory cost is determined using the first in, first out method.
     Vessels and Equipment
Vessels and equipment, which are carried at cost, are depreciated using the straight-line method when placed in service. Vessels are depreciated over a period of up to 30 years. Certain electronic equipment is depreciated over periods of 7 to 10 years. Other equipment is depreciated over periods ranging from 2 to 20 years. Gains or losses on dispositions of vessels and equipment are included as a component of operating income in the accompanying consolidated statements of income.
The Oil Pollution Act of 1990 requires all newly constructed petroleum tank vessels engaged in marine transportation of oil and petroleum products in the US to be double-hulled and gradually phases out the operation of single-hulled tank vessels based on size and age. The

NOTES TO THE CONSOLIDATED
FINANCIAL STATEMENTS (Continued)
Company has announced a construction program to rebuild its single-hulled barges with double hulls over the next several years. Barges that are rebuilt to a double-hull configuration are depreciated over a period of 20 years from the date of reconstruction. In December 2005, one of the Company’s large oceangoing single-hull tankers was at its legislatively determined retirement date and was redeployed in the transport of grain. In July 2006, another of the Company’s large oceangoing, single-hulled tankers will be at its legislatively determined retirement date and will no longer be able to transport petroleum products if it is not rebuilt by that time. This vessel is also expected to be redeployed to the grain transportation service at that time.
Long-lived assets, including goodwill, are reviewed separately for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When required, an impairment loss is recognized based on the difference between the fair value of an asset and its related carrying value. During the years ended December 31, 2005, 2004 and 2003, the Company did not recognize an impairment loss.
     Intangible Assets
Goodwill of $2,863,000 at December 31, 2005 and 2004 represents the excess cost over the fair market value of the net assets acquired at the date of acquisition.
Goodwill is subject to an annual impairment test. The Company completed its required impairment test, at the end of the Company’s third quarter, of goodwill for the year ended December 31, 2005 and concluded that there is no impairment of goodwill on the accompanying consolidated balance sheet.
     Maintenance and Repairs
Provision is made for the cost of upcoming major periodic overhauls of vessels and equipment in advance of performing the related maintenance and repairs. The costs expected to be paid in the upcoming year are included in accrued shipyard costs as a current liability with the remainder classified as long-term.
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
     Significant Customers
During 2005, the Company derived revenues aggregating 79 percent of total revenues from five customers, each one representing more than 10 percent of revenues. In 2004, revenues from three customers aggregated 47 percent of total revenues and in 2003, revenues from three customers aggregated 46 percent of total revenues. The Company does not necessarily derive 10 percent or more of its total revenues from the same group of customers each year. In 2005, approximately 95 percent of the Company’s total revenue was generated from ten customers. Credit is extended to various companies in the petroleum industry in the normal course of business. The Company generally does not require collateral. This concentration of credit risk within this industry may be affected by changes in economic or other conditions and may, accordingly, affect the overall credit risk of the Company.
     Allowance for Doubtful Accounts
The Company routinely reviews its accounts receivable balances and makes provisions for probable doubtful accounts. Accounts receivable are deemed uncollectible and removed from accounts receivable and allowance for doubtful accounts when collection efforts have been exhausted.

NOTES TO THE CONSOLIDATED
FINANCIAL STATEMENTS (Continued)
     Related Party Transactions
The Company obtained protection and indemnity insurance coverage from a mutual insurance association, whose chairman was also the Chairman of Maritrans Inc. until February 2005. The related insurance expense was $2,372,000, $2,465,000 and $2,359,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The Company paid amounts for legal services to a law firm, a partner of which serves on the Company’s Board of Directors. The related legal expense was $572,000, $170,000 and $184,000 for the years ended December 31, 2005, 2004 and 2003, respectively. In 2005, this amount includes fees paid in conjunction with the December 2005 equity offering.
     Fair Value of Financial Instruments
     The book value of cash, accounts and claims receivable, accounts payable, and prepaid and accrued expenses approximate the carrying value due to the short-term nature of these financial instruments. The Company believes the carrying value of long-term debt approximates the fair value because the fixed interest rate on the Company’s debt approximates market value.
     Stock Based Compensation
In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide three alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 also amends the disclosure provisions of SFAS 123 and Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting”. SFAS 148 is effective for fiscal years ending after December 15, 2002, with certain disclosure requirements effective for interim periods beginning after December 15, 2002. The Company adopted the transition provision of SFAS 148 using the prospective method beginning January 1, 2003. The prospective method requires the Company to apply the fair value based method to all employee stock awards granted, modified or settled in its consolidated statements of income beginning on the date of adoption
Through December 31, 2002, the Company had elected to follow APB Opinion No. 25, “Accounting for Stock Issued to Employees and Related Interpretations” in accounting for its employee stock options. Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2003: risk free rates of 2.9%; weighted average dividend yields of 3.6%; weighted average volatility factors of the expected market price of the Company’s common stock of 0.31; and a weighted average expected life of the option of seven years. The weighted average fair value of options granted in 2003 was $3.00. No options were granted in 2004 or 2005.
For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense under the straight-line method over the options vesting period. The difference between stock based compensation included in net income and total stock based compensation determined under the fair value method was immaterial for the year ended December 31, 2005 and results in pro forma net income that was equal to net income in the Consolidated Statement of Income. The Company’s pro forma information is as follows for the years ended December 31, 2004 and 2003:

	2004	2003
Net income as reported	$9,832	$18,735
Add: Stock based compensation included in net income, net of tax	50	32
Deduct: Total pro forma stock based compensation determined under the fair value method, net of tax	69	135

Pro forma net income	$9,813	$18,632

NOTES TO THE CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	2004	2003
Basic earnings per share as reported	$1.20	$2.35
Pro forma basic earnings per share	$1.20	$2.34
Diluted earnings per share as reported	$1.16	$2.22
Pro forma diluted earnings per share	$1.16	$2.21
     Impact of Recent Accounting Pronouncements
On December 16, 2004, the Financial Accounting Standards Board, or FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.
On April 15, 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for Statement 123(R). The Commission’s new rule allows companies to implement Statement 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. Consistent with the new compliance date, the Company will be adopting the provisions of Statement 123(R) as of January 1, 2006, using the modified prospective method. The Commission’s new rule does not change the accounting required by Statement 123(R), it changes only the dates for compliance with the standard.
The Company adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003 using the prospective method described in FASB Statement No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure. Currently, the Company uses the Black-Scholes formula to estimate the value of stock options granted to employees and expect to continue using this acceptable option valuation model upon the required adoption of Statement 123(R) on January 1, 2006. Because Statement 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because the Company adopted Statement 123 using the prospective method (which applied only to awards granted, modified or settled after the adoption date), compensation costs for some previously granted awards that were not recognized under Statement 123 will be recognized under Statement 123(R). However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share above. The proforma effect of Statement 123 had no material effect on net income or earnings per share for the year ended December 31, 2005.
     2. Stock Buyback
On February 9, 1999, the Board of Directors authorized a stock buyback program for the acquisition of up to one million shares of the Company’s common stock. In February 2000 and again in February 2001, the Board of Directors authorized the acquisition of an additional one million shares in the program. The total authorized shares under the program are three million. In November 2005, the Board of Directors terminated the stock buyback program. From 1999 through the termination of the program, a total of 2,485,442 shares had been repurchased.

NOTES TO THE CONSOLIDATED
FINANCIAL STATEMENTS (Continued)
     3. Earnings per Common Share
     The following data show the amounts used in computing basic and diluted earnings per share (EPS):

	2005	2004	2003
	($000)
Income available to common stockholders used in basic EPS	$19,879	$9,832	$18,735

Weighted average number of common shares used in basic EPS	8,536	8,200	7,963
Effect of dilutive securities:
Stock options and restricted shares	181	244	464

Weighted number of common shares and dilutive potential common stock used in diluted EPS	8,717	8,444	8,427

The following options to purchase shares of common stock with their range of exercise prices were not included in the computation of diluted earnings per share for each period because their exercise prices were greater than the average market price of common stock during the relevant periods:

	2005	2004	2003
Number of options	—	—	430
Range of exercise price	$—	$—	$14.15
     4. Shareholder Rights Plan
On June 26, 2002, the Board of Directors of Maritrans Inc. adopted a Shareholder Rights Plan (the “Plan”), which became effective on August 1, 2002 and declared a dividend distribution of one Right for each outstanding share of Common Stock, $.01 par value of the Company to stockholders of record at the close of business on August 1, 2002. The Plan became effective immediately upon the expiration of the Company’s previous shareholder rights plan adopted in 1993. Under the Plan, each share of Common Stock has attached thereto a Right (a “Right”) which entitles the registered holder to purchase from the Company one one-hundredth of a share (a “Preferred Share Fraction”) of Series A Junior Participating Preferred Shares, par value $.01 per share, of the Company (“Preferred Shares”), or a combination of securities and assets of equivalent value, at a Purchase Price of $57, subject to adjustment. Each Preferred Share Fraction carries voting and dividend rights that are intended to produce the equivalent of one share of Common Stock. The Rights are not exercisable for a Preferred Share Fraction until the earlier of (each, a “Distribution Date”) (i) 10 days following a public announcement that a person or group has acquired, or obtained the right to acquire, beneficial ownership of 20 percent or more of the outstanding shares of Common Stock or (ii) the close of business on a date fixed by the Board of Directors following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 20 percent or more of the outstanding shares of Common Stock.
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

NOTES TO THE CONSOLIDATED
FINANCIAL STATEMENTS (Continued)
     5. Stock Incentive Plans
Maritrans Inc. has a stock incentive plan (the “Plan”), whereby non-employee directors, officers and other key employees may be granted stock, stock options and, in certain cases, receive cash under the Plan. Any outstanding options granted under the Plan are exercisable at a price not less than market value of the shares on the date of grant. The maximum aggregate number of shares available for issuance under the Plan was 1,750,000. The Plan provided for the automatic grant of non-qualified stock options to non-employee directors, on a formulaic biannual basis, of options to purchase shares equal to two multiplied by the aggregate number of shares distributed to such non-employee director under the Plan during the preceding calendar year. In 2003 there were 1,635 shares issued to non-employee directors. Compensation expense equal to the fair market value on the date of the grant to the directors is included in general and administrative expense in the consolidated statements of income. During 2003 there were 42,945 shares of restricted stock issued under the Plan and were subject to restriction provisions. The restrictions lapse in up to a three-year period from the date of grant. The weighted average fair value of the restricted stock issued during 2003 was $12.33. The shares are subject to forfeiture under certain circumstances. Unearned compensation, representing the fair market value of the shares at the date of issuance, is amortized to general and administrative expense on a straight-line basis over the vesting period. In April 2003, the Plan expired. Therefore there were no remaining shares or options reserved for grant under the plan as of December 31, 2003.
In May 1999, the Company adopted the Maritrans Inc. 1999 Directors’ and Key Employees Equity Compensation Plan (the “99 Plan”), which provides non-employee directors, officers and other key employees with certain rights to acquire common stock and stock options. The aggregate number of shares available for issuance under the 99 Plan were 900,000 and the shares are issued from treasury shares. Any outstanding options granted under the 99 Plan are exercisable at a price not less than market value of the shares on the date of grant. During 2005, 2004 and 2003 there were 762, 2,283 and 1,746 shares, respectively, issued to non-employee directors. Compensation expense equal to the fair market value on the date of the grant to the directors is included in general and administrative expense in the consolidated statements of income. During 2005, 2004 and 2003, there were 16,620, 105,083 and 2,712, shares, respectively of restricted stock issued under the 99 Plan and were subject to restriction provisions. The restrictions lapse in up to a five-year period from the date of grant. The weighted average fair value of the restricted stock issued during 2005, 2004 and 2003 was $18.40, $15.40 and $14.15, respectively. The shares are subject to forfeiture under certain circumstances. Unearned compensation, representing the fair market value of the shares at the date of issuance, is amortized to general and administrative expense on a straight-line basis over the vesting period. At December 31, 2005 and 2004, 28,709 and 46,091 remaining shares and options within the 99 Plan were reserved for grant, respectively.
In April 2005, the Company adopted a new plan, the Maritrans Inc. 2005 Omnibus Equity Compensation Plan (“2005 Plan”), which also provides non-employee directors, officers and other key employees with certain rights to acquire common stock and stock options. Compensation expense equal to the fair market value on the date of the grant to the directors is included in general and administrative expense in the consolidated statements of income. During 2005 there were 13,835 shares of restricted stock issued under the 2005 Plan and were subject to restriction provisions. The restrictions lapse in up to a five-year period from the date of grant. The weighted average fair value of the restricted stock issued during 2005 was $18.78. The shares are subject to forfeiture under certain circumstances. Unearned compensation, representing the fair market value of the shares at the date of issuance, is amortized to general and administrative expense on a straight-line basis over the vesting period. At December 31, 2005, 286,165 remaining shares and options within the Plan were reserved for grant, respectively.
Compensation expense for all restricted stock was $796,000, $821,000 and $623,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTES TO THE CONSOLIDATED
FINANCIAL STATEMENTS (Continued)
     Information on stock options follows:

	Number of		Weighted Average
	Options	Exercise Price	Exercise Price
Outstanding at 12/31/02	934,991	$5.000-14.200	$6.90
Granted	65,727	12.330-14.150	12.93
Exercised	65,580	5.000-6.000	5.40
Cancelled or forfeited	7,230	12.330	12.33
Expired	—	—	—

Outstanding at 12/31/03	927,908	$5.625-14.200	$7.39

Granted	—	—	—
Exercised	563,670	5.375-14.200	6.42
Cancelled or forfeited	12,006	6.500-12.330	11.85
Expired	—	—	—

Outstanding at 12/31/04	352,232	$5.375-14.200	$8.79

Granted	—	—	—
Exercised	122,304	5.375 - 14.200	8.77
Cancelled or forfeited	—	—	—
Expired	—	—	—

Outstanding at 12/31/05	229,928	$5.750-14.200	$8.79

Exercisable
December 31, 2003	710,336	$5.375-8.550	$6.35
December 31, 2004	224,730	$5.375-14.200	$7.09
December 31, 2005	171,905	$5.750-14.200	$6.81
Outstanding options have an original term of up to ten years, are exercisable in installments over two to four years, and begin expiring in 2002. The weighted average remaining contractual life of the options outstanding at December 31, 2005 is 5 years.
     6. Stock Issuance
On September 6, 2005, the Company filed a shelf registration statement on Form S-3, as amended by Amendment No. 1 filed on October 13, 2005, for the offer, sale and issuance by the Company, from time to time, in one or more offerings of either common stock or debt securities. The registration statement was declared effective on October 14, 2005. The aggregate public offering price of the securities sold in these offerings, including any debt securities with any original issue discount, may not exceed $450 million. At the time of any offering, the Company will file a prospectus supplement which will include the specific terms of the offering and may supplement, update or amend the information filed in the shelf registration statement.
On December 14, 2005, the Company sold 3,000,000 shares of its common stock off of its shelf registration statement in an underwritten public offering at $26 per share. On December 28, 2005, the Company issued an additional 450,000 shares at $26 per share upon the exercise of the underwriters’ over-allotment option. Proceeds from the equity offering were approximately $84.5 million after underwriters’ discounts and commissions and expenses.
     7. Income Taxes
     The income tax provision consists of:

	2005	2004	2003
	($000)
Current:
Federal	$7,351	$2,499	$2,027
State	—	107	145

Deferred:
Federal	1,126	354	(3,045)
State	32	15	(216)

	$8,509	$2,975	$(1,089)

NOTES TO THE CONSOLIDATED
FINANCIAL STATEMENTS (Continued)
The differences between the federal statutory tax rate in 2005, 2004 and 2003 and the effective tax rates were as follows:

	2005	2004	2003
	($000)
Statutory federal tax provision	$9,931	$4,482	$6,176
State income taxes, net of federal income tax benefit	230	195	229
Non-deductible items	59	68	67
Other	(1,711)	(1,770)	(7,561)

	$8,509	$2,975	$(1,089)

     Principal items comprising deferred income tax liabilities and assets as of December 31, 2005 and 2004 are:

	2005	2004
	($000)
Deferred tax liabilities:
Depreciation	$36,244	$37,292
Prepaid expenses	2,539	1,833

	38,783	39,125

Deferred tax assets:
Reserves and accruals	7,683	9,182

	7,683	9,182

Net deferred tax liabilities	$31,100	$29,943

The Company’s effective tax rate differs from the federal statutory rate due primarily to state income taxes, certain nondeductible items, and the elimination of special reserves originally established in accordance with FAS5, Accounting for Contingencies.
The Company records reserves for income taxes based on the estimated amounts that it would likely have to pay based on its taxable income. The Company periodically reviews its position based on the best available information and adjusts its income tax reserve accordingly. In the third quarters of 2005 and 2004, the Company reduced its income tax reserve by $1.2 and $1.7 million, respectively. The reserve reductions are included in the rate reconciliation as a component of other decreases. Most of this decrease resulted from the income tax effects of the restructuring of Maritrans Partners L.P. to Maritrans Inc. in 1993. Due to the non-cash nature of the reduction, there was no corresponding effect on cash flow or income from operations.
     8. Retirement Plans
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
Net periodic pension cost was determined under the projected unit credit actuarial method. Pension benefits are primarily based on years of service and begin to vest after two years. Employees who are members of unions participating in Maritrans’ collective bargaining agreements are not eligible to participate in the qualified defined benefit retirement plan of Maritrans Inc. Approximately 68 percent of the Company’s employees are covered by collective bargaining agreements and approximately 34 percent of whom were in the union for benefits only.
The Company uses a measurement date of December 31 for the pension plan. The following table sets forth changes in the plan’s benefit obligation, changes in plan assets and the plan’s funded status as of December 31, 2005 and 2004:

NOTES TO THE CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

	2005	2004
	($000)
Change in benefit obligation
Benefit obligation at beginning of year	$34,636	$32,756
Service cost	444	404
Interest cost	1,945	1,920
Actuarial loss	2	1,079
Benefits paid	(1,600)	(1,523)

Benefit obligation at end of year	$35,427	$34,636

Change in plan assets
Fair value of plan assets at beginning of year	$30,859	$28,712
Actual return on plan assets	1,184	2,773
Employer contribution	150	897
Benefits paid	(1,600)	(1,523)

Fair value of plan assets at end of year	$30,593	$30,859

Funded status	(4,834)	(3,777)
Unrecognized net actuarial loss/(gain)	752	(100)
Unrecognized prior service cost	915	1,053

Accrued benefit cost	$(3,167)	$(2,824)

Information for pension plans with an accumulated benefit obligation in excess of plan benefits
Projected benefit obligation	$35,427	$34,636
Accumulated benefit obligation	$33,431	$32,684
Fair value of plan assets	$30,593	$30,859

Weighted average assumptions used to determine benefit obligations at December 31, 2005 and 2004
Discount rate	5.75%	5.75%
Rate of compensation increase	5.00%	5.00%

Weighted average assumptions used to determine net periodic benefit cost for years ended December 31, 2005 and 2004
Discount rate	5.75%	6.00%
Expected rate of return	6.75%	6.75%
Rate of compensation increase	5.00%	5.00%

Plan asset distribution, at fair value
Fixed income securities	34%	32%
Equity securities	61%	62%
Other	5%	6%

Total	100%	100%

The estimated future benefit payments, which reflect expected future service, are expected to be paid:

($000)
2006	$1,700
2007	1,738
2008	1,898
2009	2,071
2010	2,117
2011-2015	$12,037

NOTES TO THE CONSOLIDATED
FINANCIAL STATEMENTS (Continued)
Net periodic pension cost included the following components for the years ended December 31,

	2005	2004	2003
	($000)
Components of net periodic benefit pension cost
Service cost of current period	$444	$404	$518
Interest cost on projected benefit obligation	1,945	1,920	1,834
Expected return on plan assets	(2,034)	(1,917)	(1,664)
Amortization of prior service cost	138	138	138

Net periodic pension cost	$493	$545	$826

The Maritrans Inc. Retirement Plan utilizes a Strategic Asset Allocation investment strategy that maintains a targeted allocation to the benchmark of 65% equity and 35% fixed income.
The long-term rate of return on plan assets is based on the current and expected asset allocations. Additionally, the long-term rate of return is based on historical returns, investment strategy, inflation expectations and other economic factors. The expected long-term rate of return is then applied to the market value of plan assets.
Substantially all of the shoreside employees participate in a qualified defined contribution plan. Contributions under the plan are determined annually by the Board of Directors of Maritrans Inc. and were $334,000, $232,000 and $230,000 for the years ended December 31, 2005, 2004 and 2003, respectively. No dividends were received on plan assets during the year ended December 31, 2005 or 2004.
Beginning in 1999, all of the Company’s seagoing employee retirement benefits are provided through contributions to industry-wide, multi-employer seaman’s pension plans. Prior to 1999, the seagoing supervisors were included in the Company’s retirement plan as discussed above. Contributions to industry-wide, multi-employer seamen’s pension plans, which cover substantially all seagoing personnel, were approximately $1,299,000, $1,128,000 and $1,057,000 for the years ended December 31, 2005, 2004 and 2003, respectively. These contributions include funding for current service costs and amortization of prior service costs of the various plans over periods of 30 to 40 years. The pension trusts and union agreements provide that contributions be made at a contractually determined rate per man-day worked. Maritrans Inc. and its subsidiaries are not administrators of the multi-employer seamen’s pension plans.
     9. Note Receivable
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

NOTES TO THE CONSOLIDATED
FINANCIAL STATEMENTS (Continued)
     10. Debt
Long term debt is as follows:

	December 31,
	2005	2004
	($000)
Revolving credit facility with Citizens Bank variable interest rate	$—	$—
Term loans, fixed monthly payments, 50% balloon payment at termination, maturity date April 2013, $20,881 and $5,912 at fixed rates of 5.53% and 5.98%, respectively, at December 31, 2005	26,793	28,083
Term loans, fixed quarterly payments, maturity date October 2008, at a fixed rate of 5.14% at December 31, 2005	4,595	5,977
Term loans, fixed monthly payments, 55% balloon payment at termination, maturity date January 2014, at a fixed rate of 6.28% at December 31, 2005	27,985	29,069

	59,373	63,129
Less current portion	(3,973)	(3,756)

	$55,400	$59,373

On October 7, 2005, the Company amended its $40 million credit and security agreement (“Revolving Credit Facility”) with Citizens Bank and a syndicate of other financial institutions (“Lenders”). Pursuant to the terms of the amended credit and security agreement, the Company may borrow up to $60 million under the Revolving Credit Facility and has the ability to increase that amount to $120 million through additional bank commitments in the future. Interest is variable based on either the LIBOR rate plus an applicable margin (as defined in the Revolving Credit Facility) or the prime rate. The amended Revolving Credit Facility expires in October 2010. The Company has granted first preferred ship mortgages and a first security interest in some of the Company’s vessels and other collateral in connection with the Revolving Credit Facility. At December 31, 2005, there were no amounts outstanding under the Revolving Credit Facility. The Revolving Credit Facility requires the Company to maintain its properties in a specific manner, maintain specified insurance on its properties and business, and abide by other covenants which are customary with respect to such borrowings. The Revolving Credit Facility also requires the Company to meet certain financial covenants. If the Company fails to comply with any of the covenants contained in the Revolving Credit Facility, the Lenders may declare the entire balance outstanding, if any, immediately due and payable, foreclose on the collateral and exercise other remedies under the Revolving Credit Facility.
In September 2003, the Company entered into two financing agreements. The first agreement consists of a $7.3 million loan with Lombard US Equipment Financing Corp. with a 5-year amortization that accrues interest at a fixed rate of 5.14 percent. The other agreement consists of a $29.5 million loan with Fifth Third Bank with a 9.5-year amortization and a 50 percent balloon payment at the end of the term. This debt accrues interest at a fixed rate of 5.98 percent on $6.5 million and 5.53 percent on $23.0 million, respectively. Principal payments on the $7.3 million loan were required on a quarterly basis and began in January 2004. Principal payments on the $29.5 million loan were required on a monthly basis and began in November 2003. The Company has granted first preferred ship mortgages and a first security interest in some of the vessels and other collateral to the Lenders as a guarantee of the debt.
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
The Revolving Credit Facility, the Term Loans and the financing agreements require the Company to maintain its properties in good condition, maintain specified insurance on its properties and business, and abide by other covenants, which are customary with respect to such borrowings. The Revolving Credit Facility also requires the Company to meet certain financial covenants. The Company was in compliance with all applicable covenants at December 31, 2005.
The maturity schedule for outstanding indebtedness under existing debt agreements at December 31, 2005 is as follows:

NOTES TO THE CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

($000)
2006	$3,973
2007	4,202
2008	4,445
2009	3,007
2010	3,191
Thereafter	40,555

$59,373

     11. Commitments and Contingencies
     Minimum future rental payments under noncancellable operating leases at December 31, 2005 are as follows:

($000)
2006	$540
2007	558
2008	577
2009	596
2010	187
Thereafter	—

$2,458

The Company leases office space in Tampa and Philadelphia. The Tampa office lease expires in December 2009, and carries the right to renew the lease for an additional five-year term at that time. The Philadelphia office lease expires in June 2010, and carries the right to renew the lease for an additional five-year term at that time. Total rent expense for all operating leases was $690,000, $657,000 and $574,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
In the ordinary course of its business, claims are filed against the Company for alleged damages in connection with its operations. Claims arising from ordinary course of its business are marine-related claims, lawsuits and labor arbitrations. Marine-related claims are covered by insurance, subject to applicable policy deductibles that are not material as to any type of insurance coverage. Management is of the opinion that the ultimate outcome of such claims at December 31, 2005 will not have a material adverse effect on the consolidated financial statements.
The Company has been named in approximately 164 cases in which individuals alleged unspecified damages for exposure to asbestos and, in most of these cases, tobacco smoke. The status of many of these claims is uncertain. Although the Company believes these claims are without merit, it is impossible at this time to predict the final outcome of any such suit and therefore the Company has not recorded a loss contingency with respect to these claims. Management believes that any material liability would be adequately covered by applicable insurance and would not have a material adverse effect on the Company’s financial condition and results of operations.
On May 2, 2005, the Company agreed to settle its pending lawsuit against Penn Maritime Inc. and Penn Tug & Barge Inc. (together “Penn Maritime”) on Maritrans’ claims for patent infringement and misappropriation of trade secrets. Penn Maritime agreed to pay Maritrans $4 million to settle all of Maritrans’ claims. Penn Maritime agreed that the Court will issue a judgment attesting to the validity of Maritrans’ patents for the process of converting single hull barges to double hull. Maritrans agreed to give Penn Maritime a license to use Maritrans’ patent covering all barges then owned by Penn Maritime. The $4 million settlement payment was received in June 2005 and was recorded as other income in the year ended December 31, 2005 consolidated statement of income.
In July 2005, the Company awarded contracts to rebuild the M 210 and the OCEAN 211 to double-hull configurations. These are the Company’s seventh and eighth single-hulled barges to be rebuilt to double-hull configurations. The rebuild of the M 210 is expected to have a total cost of approximately $30.0 million, of which $24.0 million is a fixed contract with the shipyard and the remainder of the equipment is to be furnished by the Company. The rebuild of the OCEAN 211 is also expected to have a total cost of approximately $30.0 million, of which $23.0 million is a fixed contract with the shipyard and the remainder of the equipment is to be furnished by the Company. The rebuilds of the M 210 and OCEAN 211 will also include the insertions of mid-bodies that will increase their capacity by approximately 38,000 barrels each. The Company expects to finance the projects with a combination of internally generated funds and borrowings under our Revolving Credit

NOTES TO THE CONSOLIDATED
FINANCIAL STATEMENTS (Continued)
Facility and proceeds from the equity offering in December 2005 and additional debt or equity financings as necessary. The rebuilds of the M210 and the OCEAN 211 are expected to be completed in the third quarter of 2006 and the second quarter of 2007, respectively.
On September 2, 2005, the Company entered into a shipbuilding contract with Bender Shipbuilding & Repair Co., Inc., or Bender. Under the shipbuilding contract, Bender will construct and deliver three ATBs, each having a carrying capacity of 335,000 barrels (98% capacity), for a total cost to us, including owner-furnished materials, of approximately $232.5 million. The Company expects to finance the construction of the three ATBs with a combination of internally generated funds, borrowings under our Revolving Credit Facility, a portion of the proceeds from the 2005 equity offering and additional debt or equity financing as necessary. The ATBs are scheduled for delivery on October 1, 2007, May 1, 2008 and December 1, 2008, subject in each case to permitted postponements under the contract.
     12. Subsequent Event
On January 18, 2006, the seagoing tug VALOUR, which is owned and operated by an indirect wholly owned subsidiary of Maritrans Inc., sank off of Cape Fear, North Carolina. Three crew members lost their lives in the incident.
     The Valour was towing the tank barge M 192, a double-hulled petroleum barge that is also owned and operated by an indirect wholly owned subsidiary of Maritrans Inc. At the time of the incident, the M 192 was carrying 135,000 barrels of #6 oil. The barge was retrieved with no damage or oil discharge, and has since returned to service. The cause of the sinking is undetermined and is under investigation. The Valour is covered by the Company’s hull insurance policy and costs of the incident are covered by protection and indemnity insurance carried by the Company. The Company is currently evaluating tugboat replacement scenarios.
     13. Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	($000, except per share amounts)
2005
Revenues	$43,540	$46,330	$44,930	$45,910
Operating income	6,337	7,780	8,321	4,200
Net income	3,655	7,111	6,146	2,967
Basic earnings per share	$0.44	$0.85	$0.73	$0.33
Diluted earnings per share	$0.43	$0.83	$0.71	$0.32

2004
Revenues	$34,661	$36,747	$38,285	$40,025
Operating income	3,166	4,997	3,406	2,969
Net income	1,787	3,112	3,492	1,441
Basic earnings per share	$0.22	$0.38	$0.42	$0.17
Diluted earnings per share	$0.21	$0.37	$0.41	$0.17

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
Internal Control over Financial Reporting
a)	The Company’s management’s report on internal control over financial reporting is set forth in Item 8 of this Annual Report on Form 10-K and is incorporated by reference herein.

b)	No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. OTHER INFORMATION
On February 23, 2006, the Compensation Committee of the Board of Directors of the Company made the following grants of restricted stock to the Company’s named executive officers for performance during the 2005 fiscal year. The grants were based on the performance of each named executive officer in accordance with performance criteria established and approved by the Compensation Committee in February 2005, which were not set forth in a written agreement.

Number of Shares Granted
Named Executive Officer on	February 23, 2006
Jonathan P. Whitworth, Chief Executive Officer, Maritrans Inc., and President, Maritrans General Partner Inc.	15,000
Walter T. Bromfield, Vice President, Chief Financial Officer and Secretary, Maritrans Inc.	2,342
Christopher J. Flanagan, Vice President, Engineering and Maintenance, Maritrans Operating Company L.P.	2,588
Rosalee R. Fortune, Vice President, Business Services, Maritrans Operating Company L.P.	1,449
Matthew J. Yacavone, Vice President, Business Development, Maritrans Inc.	702
On November 3, 2005, the Compensation Committee established maximum grant amounts and performance criteria for incentive compensation for the 2006 fiscal year to be paid in the form of restricted stock grants to the named executive officers (other than Mr. Whitworth). The performance criteria established by the Compensation Committee are return on assets (net income divided by total assets) and total shareholder return (the total return of a stock to an investor which includes capital gains and dividends) for the twelve month period ending September 30, 2006. Each named executive officer (other than Mr. Whitworth) will be eligible to receive restricted stock awards ranging from 0 to 49% of base salary based on the percentage of performance criteria achieved and job level. Mr. Whitworth’s performance criteria were also set by the Compensation Committee and are consistent with those described above. However, the maximum compensation Mr. Whitworth may receive with respect to the 2006 fiscal year in the form of restricted stock will be determined at a later meeting and disclosed at such time.

On February 14, 2006, the Compensation Committee established maximum award amounts and performance criteria for cash incentive compensation for the 2006 fiscal year to be paid under the Company’s Annual Incentive Plan to the named executive officers (other than Mr. Whitworth). The performance criteria established by the Compensation Committee includes a portion that is specific to each individual and a portion tied to corporate measures, each for the 2006 fiscal year. All goals, whether individual or corporate, fall under one of the following four categories: Finance, Customer, Process and People. Each named executive officer (other than Mr. Whitworth) will be eligible to receive cash awards ranging from 0 to 71% of base salary based on the percentage of performance criteria achieved and job level. Mr. Whitworth’s performance criteria were also set by the Compensation Committee and fall under the four categories described above. However, the maximum compensation Mr. Whitworth may receive with respect to the 2006 fiscal year in the form of a cash bonus under the Annual Incentive Plan will be determined at a later meeting and disclosed at such time.
PART III
Item 10. DIRECTORS AND OFFICERS OF THE REGISTRANT
Corporate Governance Matters
We have adopted a Business Ethics Policy that applies to, among others, our Chairman, Chief Executive Officer, Chief Financial Officer and Director of Finance and Controller, as required by Section 406 of the Sarbanes-Oxley Act of 2002. Furthermore, we have adopted Corporate Governance Guidelines and charters for our Audit, Compensation and Nominating and Corporate Governance Committees. Each of the foregoing is available on our website at www.maritrans.com. We will provide copies of any of the foregoing upon receipt of a written request.
Directors and Executive Officers of the Registrant
Information with respect to our directors, and information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, is incorporated herein by reference to the Registrant’s definitive Proxy Statement (the “Proxy Statement”) to be filed with the Securities and Exchange Commission (the “Commission”) not later than 120 days after the close of the year ended December 31, 2005, under the captions “Information Regarding Nominees For Election As Directors And Regarding Continuing Directors” and “Section 16(A) Beneficial Ownership Reporting Compliance.”
     The individuals listed below were directors and executive officers of Maritrans Inc. or its subsidiaries as of March 1, 2006.

Name	Age(1)	Position
William A. Smith (3)	61	Non-Executive Chairman of the Board of Directors
Dr. Robert E. Boni (2)(4)	78	Director
Dr. Craig E. Dorman (2)(4)	65	Director
Frederick C. Haab (2)(3)	68	Director
Robert J. Lichtenstein (4)	58	Director
Brent A. Stienecker (3)(5)	67	Director
Jonathan P. Whitworth	39	Chief Executive Officer, Maritrans Inc., and President, Maritrans General Partner Inc.

Name	Age(1)	Position
Walter T. Bromfield	50	Vice President, Chief Financial Officer and Secretary, Maritrans Inc.
Stephen M. Hackett	47	Vice President, Chartering, Maritrans Operating Company L.P.
Christopher J. Flanagan	46	Vice President, Engineering and Maintenance, Maritrans Operating Company L.P.
Rosalee R. Fortune	56	Vice President, Business Services, Maritrans Operating Company L.P.
Norman D. Gauslow	59	Vice President, Operations, Maritrans Operating Company L.P.
Matthew J. Yacavone	38	Vice President, Business Development, Maritrans Inc.

(1)	As of March 1, 2006

(2)	Member of the Compensation Committee

(3)	Member of the Audit Committee

(4)	Member of the Nominating and Corporate Governance Committee

(5)	The Board of Directors of Maritrans Inc. has determined that Mr. Stienecker is the Audit Committee financial expert and is an independent director.
Mr. Whitworth is Chief Executive Officer and President of our wholly owned subsidiary, Maritrans General Partner Inc. Mr. Whitworth was appointed to Chief Executive Officer in May 2004. Prior to May 2004, Mr. Whitworth was Managing Director at Teekay Shipping (USA), Inc., where he had been employed since 2000. Previously, Mr. Whitworth had been Head of Business Development for SeaRiver Maritime Inc., a wholly-owned subsidiary of ExxonMobil Corporation, where he had been employed since 1994. Mr. Whitworth also sailed as an officer aboard international product and chemical tankers from 1989 to 1994. Mr. Whitworth was an officer licensed by the US Coast Guard.
Mr. Bromfield is Vice President, Chief Financial Officer and Secretary. Previously, Mr. Bromfield served as Treasurer and Controller of the Company and has been continuously employed in various capacities by Maritrans or its predecessors since 1981.
Mr. Hackett is Vice President, Chartering, of our wholly owned subsidiary, Maritrans Operating Company L.P., and has been continuously employed in various capacities by Maritrans or its predecessors since 1980.
Mr. Flanagan is Vice President, Engineering and Maintenance, of our wholly owned subsidiary, Maritrans Operating Company L.P., and began employment with the Company in September 2004. Prior to September 2004, Mr. Flanagan was the Safety, Health, Environmental and Projects Manager at SeaRiver Maritime Inc., a wholly-owned subsidiary of ExxonMobil Corporation, where he had been continuously employed in various engineering capacities since 1981. Mr. Flanagan was an officer licensed by the US Coast Guard.
Ms. Fortune is Vice President, Business Services, of our wholly owned subsidiary, Maritrans Operating Company L.P., and began employment with the Company in 2003. Previously Ms. Fortune was a senior executive at the Don CeSar Hotel, a Loews Hotel, where she had been employed since 2000. Prior to that, Ms. Fortune had served as the Vice President of Human Resources at Fairmont Hotels Management Co., where she had been employed since 1995.
Mr. Gauslow is Vice President, Operations, of our wholly owned subsidiary, Maritrans Operating Company L.P., and began employment with us in November of 2003 as Vice President, Maintenance. In June 2005, he was appointed Vice President, Operations. Previously, he was Principal of Norman Gauslow & Associates, a Marine Consulting firm based in Jacksonville, Florida from January 2000 to November 2003. Prior to that Mr. Gauslow held various positions in Crowley Maritime Corporation from August 1980 to December 1999, culminating as General Manager, Marine Operations of Crowley American Transport, Inc. Mr. Gauslow was an officer licensed by the US Coast Guard.
Mr. Yacavone is Vice President of Business Development. Mr. Yacavone joined Maritrans in January of 2004 as Head of Business Planning and Development. Previously, he was employed by Crowley Marine Services as Director of Marine Operations where he had been continuously employed in various capacities since 1993. Mr. Yacavone is an officer licensed by the US Coast Guard.

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

PART IV
     Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

			Page
(a)	(1)	Financial Statements

		Report of Independent Registered Public Accounting Firm	35

		Maritrans Inc. Consolidated Balance Sheets at December 31, 2005 and 2004	37

		Maritrans Inc. Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003	38

		Maritrans Inc. Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	39

		Maritrans Inc. Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003	40

		Notes to the Consolidated Financial Statements	41

	(2)	Financial Statement Schedules

		Schedule II Maritrans Inc. Valuation Accounts for the years ended December 31, 2005, 2004 and 2003.	63

		All other schedules called for under Regulation S-X are not submitted because they are not applicable, not required, or because the required information is not material, or is included in the financial statements or notes thereto.

Exhibits
Exhibit Index

3.1	Certificate of Incorporation of the Registrant, as amended (Incorporated by reference herein to the Exhibit of the same number filed with the Corporation’s Post-Effective Amendment No. 1 to Form S-4 Registration Statement No. 33-57378 dated January 26, 1993).

3.2	By-Laws of the Registrant, amended and restated February 9, 1999 (Incorporated by reference herein to the Exhibit number in parentheses filed with Maritrans Inc. Annual Report on Form 10-K, dated March 30, 1999 for the fiscal year ended December 31, 1998).

4.2	Rights Agreement dated as of August 1, 2002, between Maritrans Inc, and American Stock Transfer and Trust (Incorporated by reference herein to Exhibit 4 filed with the Maritrans Inc. Form 8-K, dated August 1, 2002).

10.1	Loan Agreement dated September 30, 2003 between Maritrans Inc., Maritrans Freedom Co., and Maritrans 215 Co. and Lombard US Equipment Finance Corporation (Incorporated by reference herein to the Exhibit 10.1 filed with the Maritrans Inc. quarterly report on Form 10-Q, dated November 7, 2003 for the quarter ended September 30, 2003).

10.2	Loan Agreement dated September 26, 2003 between Maritrans Inc., Maritrans 250 Co. and Maritrans Intrepid Co. and Fifth Third Bank (Incorporated by reference herein to the Exhibit 10.2 filed with the Maritrans Inc. quarterly report on Form 10-Q, dated November 7, 2003 for the quarter ended September 30, 2003).

10.3	Loan Agreement dated September 26, 2003 between Maritrans Inc. and Maritrans Navigator Co. and PNC Leasing LLC (Incorporated by reference herein to the Exhibit 10.3 filed with the Maritrans Inc. quarterly report on Form 10-Q, dated November 7, 2003 for the quarter ended September 30, 2003).

10.5	Loan and Security Agreement dated June 22, 2004 between Maritrans Inc., Maritrans 196 Co. and Fifth Third Bank (Incorporated by reference herein to the Exhibit 10.1 filed with the Maritrans Inc. quarterly report on Form 10-Q, dated August 9, 2004 for the quarter ended June 30, 2004).

10.6	Loan and Security Agreement dated June 22, 2004 between Maritrans Inc., Maritrans Honour Co. and Fifth Third Bank (Incorporated by reference herein to the Exhibit 10.2 filed with the Maritrans Inc. quarterly report on Form 10-Q, dated August 9, 2004 for the quarter ended June 30, 2004).

10.7	First Amendment to Credit and Security Agreement dated October 7, 2005, among Maritrans Inc, the other Borrowers and Lenders and Citizens Bank of Pennsylvania, for amendment of the Credit and Security Agreement dated November 11, 2001, for an increase in the amount of the revolving credit facility to $60 million. (Incorporated by reference herein to the Exhibit 10.3 filed with the Maritrans Inc. quarterly report on Form 10-Q, dated November 7, 2005 for the quarter ended September 30, 2005).

10.8	Corporate Guaranty dated September 2, 2005 issued by Maritrans Inc. to Sunoco, Inc. (Incorporated by reference herein to the Exhibit 10.4 filed with the Maritrans Inc. quarterly report on Form 10-Q, dated November 7, 2005 for the quarter ended September 30, 2005).

10.9	Long Term Lightering Contract dated September 2, 2005, by and between Sunoco, Inc(R&M) and Maritrans Operating Company, L.P.* (Incorporated by reference herein to the Exhibit 10.1 filed with the Maritrans Inc. quarterly report on Form 10-Q, dated November 7, 2005 for the quarter ended September 30, 2005).

10.10	Shipbuilding Contract between Maritrans Operating, L.P. and Bender Shipbuilding & Repair Co., Inc.* (Incorporated by reference herein to the Exhibit 10.2 filed with the Maritrans Inc. quarterly report on Form 10-Q, dated November 7, 2005 for the quarter ended September 30, 2005).

Executive Compensation Plans and Arrangements

10.11	Severance and Non-Competition Agreement, as amended and restated effective June 30, 2001, between Maritrans General Partner Inc. and Stephen M. Hackett (Incorporated by reference herein to the Exhibit 10.5 filed with the Maritrans Inc. Annual Report on Form 10-K, dated March 15, 2002 for the fiscal year ended December 31, 2001).

10.12	Severance and Non-Competition Agreement effective September 20, 2003 between Maritrans Inc. and Rosalee R. Fortune (Incorporated by reference herein to the Exhibit 10.1 filed with the Maritrans Inc. Annual Report on Form 10-Q, dated March 12, 2004 for the quarter ended December 31, 2003).

10.13	Severance and Non-Competition Agreement effective May 3, 2004 between Maritrans Inc. and Jonathan Whitworth (Incorporated by reference herein to the Exhibit 10.1 filed with the Maritrans Inc. quarterly report on Form 10-Q, dated May 7, 2004 for the quarter ended March 31, 2004).

10.14	Profit Sharing and Savings Plan of Maritrans Inc. as amended and restated effective January 1, 2002 (Incorporated by reference herein to the Exhibit 10.7 filed with the Maritrans Inc. Annual Report on Form 10-K, dated March 10, 2003 for the quarter ended December 31, 2002).

10.15	Executive Award Plan of Maritrans Inc. (Incorporated by reference herein to Exhibit 10.7 filed with the Maritrans Partners L.P. Annual Report on Form 10-K, dated March 29, 1993 for the fiscal year ended December 31, 1992).

10.16	Excess Benefit Plan of Maritrans GP Inc. (Incorporated by reference herein to Exhibit 10.32 filed with the Maritrans Partners L. P. Annual Report on Form 10-K, dated March 29, 1993 for the fiscal year ended December 31, 1992).

10.17	Retirement Plan of Maritrans GP Inc. as amended and restated effective January 1, 1988 (Incorporated by reference herein to Exhibit 10.7 filed with the Maritrans Inc. Annual Report on Form 10-K, dated March 10, 2003 for the fiscal year ended December 31, 1992).

10.20	Severance and Non-Competition Agreement, as amended and restated effective July 12, 2002, between Maritrans Inc. and Walter T. Bromfield (Incorporated by reference herein to the Exhibit 10.18 filed with the Maritrans Inc. quarterly report on Form 10-Q, dated November 12, 2002 for the quarter ended September 30, 2002).

10.21	Maritrans Inc. Cash Long Term Incentive Plan, amended and restated effective as of February 11, 2003(Incorporated by reference herein to the Exhibit 10.20 filed with the Maritrans Inc. Annual Report on Form 10-K, dated March 9, 2005 for the fiscal year ended December 31, 2004).

10.22	Severance and Non-Competition Agreement, effective June 13, 2005, between Maritrans General Partners. and Norman Gauslow (Incorporated by reference herein to the Exhibit 10.1 filed with the Maritrans Inc. quarterly report on Form 10-Q, dated August 4, 2005 for the quarter ended June 30, 2005).

21.1	Subsidiaries of Maritrans Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

*	Confidential Treatment has been requested for these exhibits

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARITRANS INC.
(Registrant)

By:	/s/ Jonathan P. Whitworth
Jonathan P. Whitworth Chief Executive Officer
Dated: February 28, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ William A. Smith
	William A. Smith	Non-Executive Chairman of the Board	Dated: February 28, 2006

By:	/s/ Jonathan P. Whitworth
	Jonathan P. Whitworth	Chief Executive Officer (Principal Executive Officer)	Dated: February 28, 2006

By:	/s/ Robert E. Boni
	Dr. Robert E. Boni	Director	Dated: February 28, 2006

By:	/s/ Craig E. Dorman
	Dr. Craig E. Dorman	Director	Dated: February 28, 2006

By:	/s/ Frederick C. Haab
	Frederick C. Haab	Director	Dated: February 28, 2006

By:	/s/ Robert J. Lichtenstein
	Robert J. Lichtenstein	Director	Dated: February 28, 2006

By:	/s/ Brent A. Stienecker
	Brent A. Stienecker	Director	Dated: February 28, 2006

By:	/s/ Walter T. Bromfield
	Walter T. Bromfield	Chief Financial Officer (Principal Financial Officer)	Dated: February 28, 2006

By:	/s/ Judith M. Cortina
	Judith M. Cortina	Director of Finance/Controller (Principal Accounting Officer)	Dated: February 28, 2006

MARITRANS INC.
SCHEDULE II – VALUATION ACCOUNTS
($000)

	BALANCE AT	CHARGED TO			BALANCE
	BEGINNING	COSTS AND			AT END OF
DESCRIPTION	OF PERIOD	EXPENSES	DEDUCTIONS		PERIOD
JANUARY 1 TO DECEMBER 31, 2003
Allowance for doubtful accounts	$690	$—	$140	(a)	$550

Allowance for notes receivable	$4,500	$—	$4,500	(c)	$—

Accrued shipyard costs	$12,650	$15,396	$17,258	(b)	$10,788

JANUARY 1 TO DECEMBER 31, 2004
Allowance for doubtful accounts	$550	$—	$375	(a)	$175

Accrued shipyard costs	$10,788	$14,000	$8,806	(b)	$15,982

JANUARY 1 TO DECEMBER 31, 2005

Allowance for doubtful accounts	$175	$120	$—		$295

Accrued shipyard costs	$15,982	$13,860	$17,697	(b)	$12,145

(a)	Deductions are a result of write-offs of uncollectible accounts receivable for which allowances were previously provided.

(b)	Deductions reflect expenditures for major periodic overhauls.

(c)	Deduction reflects reversal of $4.5 million note receivable allowance upon payment in full by K-Sea Transportation LLC.