Form 10-Q
period 2006-03-31
MARITRANS INC /DE/
filed 2006-05-09
CIK 810113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
     (Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended March 31, 2006
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
Large accelerated filer ☐                     Accelerated filer ☑                     Non-accelerated filer ☐
Yes ☑  No ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date
Common Stock $.01 par value, 12,020,437 shares outstanding as of May 5, 2006.

MARITRANS INC.
INDEX

PART I: FINANCIAL INFORMATION
MARITRANS INC.
CONSOLIDATED BALANCE SHEETS
($000)

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$55,698	$58,794
Trade accounts receivable	21,334	20,144
Claims and other receivables	8,099	2,527
Inventories	5,012	5,114
Deferred income tax benefit	5,116	4,656
Prepaid expenses	2,820	3,239

Total current assets	98,079	94,474
Vessels and equipment	462,784	455,698
Less accumulated depreciation	224,518	222,126

Net vessels and equipment	238,266	233,572
Goodwill	2,863	2,863
Other	879	1,094

Total assets	$340,087	$332,003

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt due within one year	$4,029	$3,973
Trade accounts payable	5,265	9,323
Accrued shipyard costs	5,940	6,583
Accrued wages and benefits	3,822	5,007
Accrued insurance costs	6,843	2,385
Current income taxes	4,041	2,488
Other accrued liabilities	3,213	2,108

Total current liabilities	33,153	31,867
Long-term debt	54,372	55,400
Accrued shipyard costs	7,870	5,562
Long-term tax payable	5,714	5,714
Other liabilities	3,991	3,721
Deferred income taxes	36,640	35,756
Stockholders’ equity:
Common stock	176	176
Capital in excess of par value	173,763	174,595
Retained earnings	77,925	73,474
Unearned compensation	—	(1,027)

Less: Cost of shares held in treasury	(53,517)	(53,235)

Total stockholders’ equity	198,347	193,983

Total liabilities and stockholders’ equity	$340,087	$332,003

See notes to financial statements.

MARITRANS INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
($000, except per share amounts)

	Three Months
	Ended March 31,
	2006	2005
Revenues	$47,384	$43,540
Costs and expenses:
Operations expense	28,976	22,043
Maintenance expense	5,277	4,925
General and administrative	2,305	5,386
Depreciation	5,244	5,496
Gain on involuntary conversion of assets	(2,868)	—
Gain on sale of assets	—	(647)

Total operating expense	38,934	37,203
Operating income	8,450	6,337
Interest expense (net of capitalized interest of $634 and $302, respectively)	(273)	(688)
Interest income	678	52
Other income, net	76	55

Income before income taxes	8,931	5,756
Income tax provision	3,157	2,101

Net income	$5,774	$3,655

Basic earnings per share	$0.49	$0.44

Diluted earnings per share	$0.48	$0.43

Dividends declared per share	$0.11	$0.11
See notes to financial statements.

MARITRANS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
($000)

	Three Months
	Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$5,774	$3,655
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,244	5,496
Deferred income taxes	424	(1,025)
Stock compensation expense	151	8
Changes in receivables, inventories and prepaid expenses	(6,241)	(74)
Changes in current liabilities, other than debt	987	3,751
Changes in non-current asset and liability	2,792	3,062
Gain on involuntary conversion	(2,868)	—
Gain on sale of assets	—	(647)

Total adjustments to net income	489	10,571

Net cash provided by operating activities	6,263	14,226

Cash flows from investing activities:
Proceeds from sale of marine vessels and equipment	—	647
Proceeds from involuntary conversion	4,000	—
Purchase of marine vessels and equipment	(11,069)	(7,974)

Net cash used in investing activities	(7,069)	(7,327)

Cash flows from financing activities:
Payment of long-term debt	(972)	(919)
Dividends declared and paid	(1,322)	(937)
Tax benefit on stock compensation	181	233
Fees related to the issuance of stock	(177)	—

Net cash used in financing activities	(2,290)	(1,623)

Net (decrease)/increase in cash and cash equivalents	(3,096)	5,276
Cash and cash equivalents at beginning of period	58,794	6,347

Cash and cash equivalents at end of period	$55,698	$11,623

         See notes to financial statements

MARITRANS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
1.	Basis of Presentation/Organization

Maritrans Inc. owns Maritrans Operating Company L.P. (the “Operating Company”), Maritrans General Partner Inc., Maritrans Tankers Inc., Maritrans Barge Co., Maritrans Holdings Inc. and other Maritrans entities (collectively, the “Company”). These subsidiaries, directly and indirectly, own and operate oceangoing petroleum tank barges, tugboats, and tankers used in the transportation of oil and related products, primarily along the Gulf and Atlantic Coasts of the United States.

In the opinion of management, the accompanying consolidated financial statements of Maritrans Inc., which are unaudited (except for the Consolidated Balance Sheet as of December 31, 2005, which is derived from audited financial statements), include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial statements of the consolidated entities. Interim results are not necessarily indicative of results for a full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Pursuant to the rules and regulations of the Securities and Exchange Commission, the unaudited consolidated financial statements do not include all of the information and notes normally included with annual financial statements prepared in accordance with GAAP. These financial statements should be read in conjunction with the consolidated historical financial statements and notes thereto included in the Company’s Form 10-K for the period ended December 31, 2005.

2.	Earnings per Common Share

The following data show the amounts used in computing basic and diluted earnings per share (“EPS”):

	Three Months
	Ended March 31,
	2006	2005
	(000’s)
Income available to common stockholders	$5,774	$3,655

Weighted average number of common shares used in basic EPS	11,870	8,333
Effect of dilutive stock options and restricted shares	168	177

Weighted number of common shares and dilutive potential common stock used in diluted EPS	12,038	8,510

3.	Stock-Based Compensation

Maritrans Inc. has a stock incentive plan (the “Plan”), under which non-employee directors, officers and other key employees may be granted stock, stock options and, in certain cases, receive cash under the Plan. Any outstanding options granted under the Plan are exercisable at a price not less than market value of the shares on the date of grant. The maximum aggregate number of shares available for issuance under the Plan was 1,750,000. The Plan provided for the automatic grant, on a biannual basis, of non-qualified stock options to non-employee directors. The number of options non-employee directors received was equal to two multiplied by the aggregate number of shares distributed to such non-employee director under the Plan during the preceding calendar year. In April 2003, the Plan expired. Therefore there were no remaining shares or options reserved for grant under the plan.
In May 1999, the Company adopted the Maritrans Inc. 1999 Directors’ and Key Employees Equity Compensation Plan (the “99 Plan”), which provides non-employee directors, officers and other key employees with certain rights to acquire common stock and stock options. The aggregate number of shares available for issuance under the 99 Plan were 900,000 and the shares are issued from treasury stock. Options granted under the 99 Plan are exercisable at a price not less than market value of the shares on the date of grant. Options vest over a period from 1 to 5 years and the stock options have a contractual life of 7 to 10 years. The shares are subject to forfeiture under certain circumstances. Compensation expense, representing the fair value of the shares at the date of issuance, is amortized to general and administrative expense on a straight-line basis over the vesting period for grants that cliff vest at the end of the grant term. For grants that vest over a graded vesting period the Company uses the accelerated attribution method.

In April 2005, the Company adopted a new plan, the Maritrans Inc. 2005 Omnibus Equity Compensation Plan (“2005 Plan”), which also provides non-employee directors, officers and other key employees with certain rights to acquire common stock and stock options. The aggregate number of shares available for issuance under the 2005 Plan were 300,000 and the shares are issued from treasury stock. There are no outstanding options under the 2005 Plan. The shares are subject to forfeiture under certain circumstances. Compensation expense, representing the fair value of the shares at the date of issuance, is amortized to general and administrative expense on a straight-line basis over the vesting period for grants that cliff vest at the end of the grant term. For grants that vest over a graded vesting period the Company uses the accelerated attribution method.

The Company adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003 using the prospective method described in Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure. The Company has not granted stock options since 2003. If the Company were to issue options, the Company would use the Black-Scholes formula to estimate the value of stock options granted.

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under SFAS 123 for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal 2006 year. The Company’s consolidated financial statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). The effect of adopting SFAS 123(R) on net income and earnings per share was minimal compared to the prior year as the Company had already adopted the fair value recognition provisions of SFAS 123. Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from stock compensation as operating cash flows in the Statements of Cash Flows. In accordance with SFAS 123(R), tax benefit cash flows are presented as financing cash flows. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recorded for the three months ended March 31, 2006 and March 31, 2005 was $151,000 and $288,000, respectively and is included in general and administrative expenses.

The following table summarizes the stock option activity as of March 31, 2006:

			Weighted
			Average
	Number of Options	Exercise Price	Exercise Price

Outstanding at 12/31/05	229,928	$5.750-14.200	$8.79
Granted	—	—	—
Exercised	18,686	11.450 - 12.330	11.74
Cancelled or forfeited	—	—	—
Expired	—	—	—

Outstanding at 3/31/06	211,242	$5.750-14.200	$8.53

Exercisable

December 31, 2005	171,905	$5.750-14.200	$6.81

March 31, 2006	182,163	$5.750-14.200	$6.92
During the first quarter of 2006, 18,686 shares were issued upon the exercise of options. The exercise price of these options ranged from $11.45 to $12.33. During the first quarter of 2005, 92,794 shares were issued as a result of the exercise of options. The exercise price of these options ranged from $5.75 to $14.20. The Company issues treasury shares or new shares, depending on the plan from which the original grant was made, to satisfy option exercises. The Company can not estimate the amount of future option exercises that will be made.
The fair value of restricted stock is determined based on the closing price of the Company’s common stock on the grant date. The weighted average grant-date fair value of nonvested shares granted during the three months ended March 31, 2006 was $22.55. The weighted average grant date fair value of nonvested shares granted during the three months ended March 31, 2005 was $19.70.
The following table summarizes the nonvested share activity as of March 31, 2006:

		Weighted Average
	Number of Shares	Grant Date Fair Value

Nonvested at December 31, 2005	142,900	$15.46
Granted	28,344	$22.55
Vested	25,128	$12.33
Cancelled or forfeited	—	—

Nonvested at March 31, 2006	146,116	$17.37

As of March 31, 2006, there was $1.3 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements that is expected to be recognized over the remaining vesting period which ranges from 1 to 4 years.

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

5.	Retirement Plans

Net periodic pension cost includes the following components:

	Three Months
	Ended March 31,
	2006	2005
	($000s)
Service cost of current period	$117	$168
Interest cost on projected benefit obligation	497	469
Expected return on plan assets	(502)	(509)
Amortization of prior service cost	35	35

Net periodic pension cost	$147	$163

6.	Contingencies

In the ordinary course of its business, claims are filed against the Company for alleged damages in connection with its operations. Claims arising from the ordinary course of its business are marine-related claims, lawsuits and labor arbitrations. Marine-related claims are covered by insurance, subject to applicable policy deductibles that are not material as to any type of insurance coverage. Management is of the opinion that the ultimate outcome of such claims outstanding at March 31, 2006 will not have a material adverse effect on the consolidated financial statements.

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

7.	Impact of Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Accounting Changes in Interim Financial Statements, which provides guidance on the accounting for and the reporting of accounting changes, including changes in principle, accounting estimates and the reporting entity, as well as, corrections of errors in previously issued financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This statement requires retrospective application of accounting changes where retrospective application is defined as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity.

8.	Loss of Vessel

On January 18, 2006, the seagoing tug VALOUR, which is owned and operated by an indirect wholly owned subsidiary of Maritrans Inc., sank off of Cape Fear, North Carolina. Three crew members lost their lives in the incident. The VALOUR was towing the tank barge M192, a double-hulled petroleum barge that is also owned and operated by an indirect wholly owned subsidiary of Maritrans Inc. The cause of the sinking is undetermined and is under investigation. The VALOUR is covered by the Company’s hull insurance policy and costs of the incident are covered by protection and indemnity insurance carried by the Company. Hull insurance proceeds of approximately $4.0 million were received in the first quarter of 2006, which exceed the carrying value of the tugboat of approximately $1.1 million, resulting in a $2.9 million gain recorded in the Company’s Consolidated Statements of Income. Estimated insurance recoveries and costs related to protection and indemnity expenses are recorded as current assets and current liabilities, respectively, on the Company’s Consolidated Balance Sheets.

9.	Subsequent Event

In April 2006, the Company entered into a letter of intent and is close to finalizing a contract with Bender Shipbuilding & Repair Co., Inc. to build two new 8,000-horsepower tugboats. The two new tugboats are expected to be delivered in the fourth quarter of 2008 and the first quarter of 2009. The total cost for the two tugboats is expected to be $32 million. Once delivered, one of the tugboats will replace the tugboat VALOUR. The Company has entered into a charter to lease a substitute tugboat for the VALOUR until the new tugboat is delivered. The Company plans to pair the second newbuild tugboat with the M215, the final single-hulled barge slated for rebuilding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Information
Certain statements in this Quarterly Report on Form 10-Q, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, including statements made with respect to present or anticipated utilization, future revenues and customer relationships, capital expenditures, future financings, and other statements regarding matters that are not historical facts, and involve predictions. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, growth, performance, earnings per share or achievements to be materially different from any future results, levels of activity, growth, performance, earnings per share or achievements expressed in or implied by such forward-looking statements. In some cases you can identify forward-looking statements by terminology such as “may,” “seem,” “should,” “believe,” “future,” “potential,” “estimate,” “offer,” “opportunity,” “quality,” “growth,” “expect,” “intend,” “plan,” “focus,” “through,” “strategy,” “provide,” “meet,” “allow,” “represent,” “commitment,” “create,” “implement,” “result,” “seek,” “increase,” “establish,” “work,” “perform,” “make,” “continue,” “can,” “will,” “include,” or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments that are believed to be reasonable as of the date of this prospectus. The forward-looking statements are subject to a number of risks and uncertainties including those discussed herein under “Risk Factors” and include the following:
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
     Given these uncertainties, you should not place undue reliance on these forward-looking statements. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. These forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q. Except for our ongoing obligations to disclose material information under the federal securities laws, we are not obligated to update these forward-looking statements, even though our situation may change in the future. We qualify all of our forward-looking statements by these cautionary statements.
The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in Part I Item 1 of this Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2005 contained in our Annual Report on Form 10-K for the year ended December 31, 2005.
Overview
We serve the oil and petroleum industries by providing marine transportation services along the Gulf and Atlantic Coasts of the United States. We operate the largest OPA-compliant double-hulled fleet in our vessel size range and one of the largest fleets serving the US coastwise trade. As of March 31, 2006 we employed a fleet of 10 tugs, 11 barges and five tankers. One of these vessels, our tanker ALLEGIANCE, was redeployed to the transportation of non-petroleum cargo in 2005. In August 2005, we entered into a three-year time charter for the SEABROOK, a single-hull tanker owned and operated by Seabrook Carriers Inc., a wholly owned subsidiary of Fairfield-Maxwell Ltd. of New York. The vessel joined the fleet in November 2005 and was deployed in the clean products trade. Approximately 69% of our oil carrying fleet capacity is double-hulled. Our largest vessel has a capacity of approximately 410,000 barrels and our current oil carrying fleet capacity aggregates approximately 3.6 million barrels. For each of the last five years, we have transported over 173 million barrels of crude oil and petroleum products for our customers. We provide marine transportation services for refined petroleum and petroleum products, or “clean” oil, from refineries located primarily in Texas, Louisiana and Mississippi to distribution points along the Gulf and Atlantic Coasts, generally south of Cape Hatteras, North Carolina and particularly into Florida, and, to a lesser extent, to the West Coast. We are currently a leading transporter of clean oil into Florida. We also provide lightering services primarily to refineries on the Delaware River.
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
Demand for our services is driven primarily by the demand for refined petroleum products in Florida and the Northeastern US and crude oil in the Northeastern US. This demand is impacted by domestic consumption of petroleum products, US refining levels, product inventory levels and weather conditions in the Northeast. In addition, competition from foreign imports of refined petroleum products in our primary markets, as well as demand for refined petroleum product movements from the Gulf Coast refining system to the West Coast also impact demand for our services.

Since 1998, we have converted six of our original nine single-hulled barges to double-hull configurations utilizing our patented double-hulling process, which allows us to convert our single-hulled barges to double-hulls for significantly less cost and in approximately half the time required to build new vessels. In addition, we have entered into contracts to rebuild our seventh and eighth single-hull barges to double-hull configurations, including the insertion of a 38,000-barrel mid-body to each, at a total cost of approximately $30 million per barge. Our seventh barge, the M210, entered the shipyard in January 2006 to begin her rebuild.
On January 18, 2006, our seagoing tug, VALOUR, sank off the coast of Cape Fear, North Carolina. Three crew members lost their lives in the incident. At the time of the incident, the VALOUR was transporting the tank barge M192, a double-hull petroleum barge. Following an evaluation by the US Coast Guard, which concluded that there was no damage to the M192 and there was no loss of cargo from the tank barge, the vessel was cleared to return to service and discharge her cargo. When the barge M210 entered the shipyard for her double-hull rebuilding, her married tugboat COLUMBIA was available to work, and we have utilized this tugboat to temporarily fill the tugboat shortage caused by the loss of the VALOUR. We have entered into an agreement with Bender Shipbuilding & Repair Co Inc. to build two new tugboats. Prior to the delivery of the new tugboat, we will charter to lease a substitute tugboat. We continue to work with the US Coast Guard on the investigation into the cause of the incident. The VALOUR is covered by our hull insurance policy and costs of the incident are covered by protection and indemnity insurance carried by us. Hull insurance proceeds of approximately $4.0 million, which exceed the carrying value of the tugboat of approximately $1.1 million, were received in the first quarter of 2006. Estimated insurance recoveries and costs related to protection and indemnity expenses are recorded as current assets and current liabilities, respectively, on the our Consolidated Balance Sheets.
Definitions
In order to facilitate your understanding of the disclosure contained in the results of operations, the following are definitions of some commonly used industry terms used herein:
“Available days” refers to the number of days the fleet was not out of service for maintenance or other operational requirements and therefore was available to work.
“Barge rebuild program” refers to our program to rebuild our single-hull barges to a double-hull configuration to conform with OPA utilizing our patented process of computer assisted design and fabrication.
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
Results of Operations
To supplement our financial statements prepared in accordance with GAAP, we use the financial measure of TCE. We enter into various types of charters, some of which involve the customer paying substantially all voyage costs, while other types of charters involve us paying some or substantially all of the voyage costs. We have presented TCE in this discussion to enhance an investor’s overall understanding of the way management analyzes financial performance. Specifically, management uses the presentation of TCE revenue to allow for a more meaningful comparison of our financial condition and results of operations because TCE revenue essentially nets the voyage costs and voyage revenue to yield a measure that is comparable between periods regardless of the types of contracts utilized. These voyage costs are included in the “Operations expense” line item on the Consolidated Statements of Income. TCE revenue is a non-GAAP financial measure and a reconciliation of TCE revenue to revenue, the most directly comparable GAAP measure, is set forth below. The presentation of this additional information is not meant to be considered in isolation or as a substitute for results prepared in accordance with GAAP.
Three Month Comparison
Revenues
TCE revenue for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005 was as follows:

	March 31, 2006	March 31, 2005
Voyage revenue	$47,384	$43,540
Voyage costs	11,664	8,929

Time Charter Equivalent	$35,720	$34,611

Vessel utilization	79.5%	81.8%

Available days	1,307	1,189

Revenue days	1,144	1,104

TCE revenue increased from $34.6 million for the quarter ended March 31, 2005 to $35.7 million for the quarter ended March 31, 2006, an increase of $1.1 million, or 3.2%, due primarily to an increase in revenue days, which reflected an additional vessel working in the fleet.
Rates
Voyage revenue consists of revenue generated under term contracts as well as revenue generated for spot market transportation. Rates in each of these markets are significant drivers in the amount of revenue we generate.
Contract revenue for the first quarter of 2005 was $32.1 million compared to $32.9 million for the first quarter of 2006. The increase in contract revenue resulted from higher rates and deployment in the Gulf Coast market offsetting lower volumes moved for Delaware River refineries.

Spot market revenue for the first quarter of 2005 was $11.4 million compared to $9.4 million for the first quarter of 2006. Spot market rates were 14% higher in 2006 than in the same period of 2005 and did not fully reflect the increase in fuel costs experienced during the 2006 period. Additionally, refinery production in the Gulf of Mexico was significantly lower than the first quarter of 2005. The decreased production was driven by the lower production at a number of Gulf refineries impacted by the 2005 hurricane season and Gulf refineries shut-down for maintenance and for retooling to prepare for the new ultra low sulfur diesel specifications. The decreased level of refinery production resulted in an increase in the volume of imported products moved by foreign flag vessels and a decrease in the volume of cargo we carried. Due to these factors, we experienced 80 days of out of service for idle time in our spot fleet.
Non-petroleum revenue consists of revenues from the ALLEGIANCE which reached its OPA retirement date in 2005 and is no longer permitted to transport petroleum products. Non-petroleum revenue was $5.1 million for the first quarter of 2006.
We believe average spot market rates will be relatively flat during the second quarter of 2006 compared to the first quarter of 2006 until the Gulf refineries return to full production, which we believe will occur in the summer of 2006. Following the return to full production, we believe spot market rates will increase as a result of continued strong product demand in the markets we serve and the lower supply of Jones Act vessels. We also expect a continuing increase in product imports into the Gulf market in the near term to meet the demand normally filled by Gulf refinery production.
We expect our exposure to the spot market in 2006 to be generally consistent with our exposure in 2005. Although our spot market exposure inherently brings with it potential for reduced utilization and revenues, we believe that anticipated market demand and the continuing reduction in the size of the US Jones Act fleet lessens this risk.
Utilization
Vessel utilization is also a driver in the amount of revenue we generate. Utilization decreased from 81.8% in the first quarter of 2005 to 79.5% for the first quarter of 2006. On January 26, 2006, the M210 entered the shipyard for her double-hull rebuild. The M210 is expected to return to service in the third quarter of 2006 renamed the M242. Upon completion of the M210, the OCEAN 211 will enter the shipyard for her double-hull rebuild. The OCEAN 211 is expected to return to service in the second quarter of 2007 renamed the M243. These are the seventh and eighth barges to be rebuilt.
We incurred approximately 108 days of out of service time for maintenance and capital projects during the first quarter of 2006 compared to 145 days in the first quarter of 2005. In the first quarter of 2006, we also incurred 80 days of out of service time for idle time in our spot fleet due to refinery outages and maintenance noted above under our discussion on rates. This compares to 5 days out of service time for idle time in the first quarter of 2005. In the Delaware River refineries, there were three refineries undergoing scheduled maintenance for a portion of the quarter. As a result, barrels delivered to our crude-oil lightering customers during the first quarter of 2006 decreased compared to the first quarter of 2005.
We expect to have at least 138 days of out of service time during the second quarter of 2006, which includes scheduled maintenance and double-hull rebuilding but not unscheduled out of service time. Early in the second quarter of 2006, the ALLEGIANCE returned from her most recent grain voyage and we have not yet booked the vessel for her next voyage. We anticipate the vessel may remain idle for the reminder of the second quarter.
Barrels of cargo transported decreased from 45.2 million for the first quarter of 2005 to 43.6 million for the first quarter of 2006. Barrels transported decreased primarily due to out of service time for maintenance and capital projects during the first quarter and additional days awaiting orders in 2006.

Operations expense
Voyage costs increased from $8.9 million for the first quarter of 2005 to $11.7 million for the first quarter of 2006 an increase of $2.8 million, or 31.5%. The cost of fuel used in our vessels increased $1.7 million, or 28.3%, compared to the same period in 2005. The average price of fuel increased 25.8% compared to 2005. Port charges increased $1.0 million, or 35.6%, principally due to the redeployment of the ALLEGIANCE to the grain trade.
Operations expenses, excluding voyage costs discussed above, increased from $13.1 million for the first quarter of 2005 to $17.3 million for the first quarter of 2006, an increase of $4.2 million, or 32.1%. During the fourth quarter of 2005, the SEABROOK entered service for us in the Gulf Coast. Costs related to this time-charter in the first quarter of 2006 were $2.7 million. Crew expenses increased $1.1 million due to seagoing salary and benefit increases compared to the same period in 2005. Shoreside support expenses increased $0.6 million, primarily as a result of an increase in personnel and employment related expenses and professional fees compared to the same period in 2005.
Maintenance expense
Maintenance expenses increased from $4.9 million for the first quarter of 2005 to $5.3 million for the first quarter of 2006, an increase of $0.4 million, or 8.2%. Routine maintenance incurred during voyages and in port for the first quarter of 2006 increased $0.2 million. We continuously review upcoming shipyard maintenance costs and adjust the shipyard accrual rate to reflect the expected costs. Increases in regulatory and customer vetting requirements, which increases the scope of maintenance performed in the shipyard, result in higher shipyard costs.
We record a provision for the costs of upcoming major periodic overhauls of vessels and equipment in advance of performing the related maintenance and repairs. The costs expected to be paid in the upcoming year are included in the accrued shipyard costs as a current liability with the remainder classified as long-term.
General and Administrative expense
General and administrative expenses decreased from $5.4 million for the first quarter of 2005 to $2.3 million for the first quarter of 2006, a decrease of $3.1 million, or 57.4%. In the first quarter of 2005, Stephen Van Dyck retired as Executive Chairman of our Board of Directors. As a result, in the first quarter of 2005 we recorded a $2.4 million charge related to a consulting agreement and the acceleration of Mr. Van Dyck’s enhanced retirement benefit. The remaining decreases from 2005 were related to reductions in professional fees, most of which were incurred in connection with patent litigation with Penn Maritime occurring at that time. The litigation was subsequently settled in May 2005.
Gain on Disposal of Assets
Gain on sale of assets for the first quarter of 2005 of $0.6 million consisted of a pre-tax gain on the sale of a tug, the Port Everglades, which had been idle and not operating as a core part of our fleet.
On January 18, 2006, our sea-going tug, VALOUR, sank off the coast of Cape Fear, North Carolina. The VALOUR was covered by a hull insurance policy and costs of the incident were covered by protection and indemnity insurance. Hull insurance proceeds of approximately $4.0 million, which exceeded the carrying value of the tugboat of $1.1 million for a gain of $2.9 million, were received in the first quarter of 2006.
Operating Income
As a result of the aforementioned changes in revenue and expenses, operating income increased from $6.3 million for the first quarter of 2005 to $8.5 million for the first quarter of 2006, an increase of $2.2 million, or 34.9%.

Income Tax Provision
Income tax provision increased from a $2.1 million income tax provision for the first quarter of 2005 to a $3.2 million income tax provision for the first quarter of 2006, an increase of $1.1 million, or 52.4%. We record reserves for income taxes based on the estimated amounts that we will likely have to pay based on our taxable income. We periodically review our position based on the best available information and adjust our income tax reserve accordingly.
Net Income
Net income increased from $3.7 million for the first quarter of 2005 to $5.8 million for the first quarter of 2006, an increase of $2.1 million, or 56.8%, resulting from the aforementioned changes in revenue and expenses.
Liquidity and Capital Resources
General
For the quarter ended March 31, 2006, net cash provided by operating activities was $6.3 million. These funds were sufficient to meet debt service obligations and loan agreement covenants, to make capital improvements and to allow us to pay a dividend for the first quarter of 2006. We believe funds provided by operating activities, augmented by our Revolving Credit Facility, described below, the proceeds from our December 2005 common stock offering and investing activities, will be sufficient to finance operations, routine capital expenditures, lease payments and required debt repayments in the foreseeable future. Dividends are authorized at the discretion of our Board of Directors and although dividends have been made quarterly in each of the last three years, we cannot assure you that the dividend will continue. The ratio of debt to total capitalization was 0.23:1 at March 31, 2006.
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
Debt Obligations and Borrowing Facility
At March 31, 2006, we had $58.4 million in total outstanding debt, which is secured by mortgages on some of our fixed assets. The current portion of this debt at March 31, 2006 was $4.0 million.
We have a revolving credit facility (“Revolving Credit Facility”) with Citizens Bank and a syndicate of other financial institutions (“Lenders”). Pursuant to the terms of the amended credit and security agreement, we may borrow up to $60 million under the Revolving Credit Facility and have the ability to increase that amount to $120 million through additional bank commitments in the future. Interest is variable based on either the LIBOR rate plus an applicable margin (as defined in the Revolving Credit Facility) or the prime rate. The amended Revolving Credit Facility expires in October 2010. We have granted first preferred ship mortgages and a first security interest in some of our vessels and other collateral in connection with the Revolving Credit Facility. At March 31, 2006, there were no amounts outstanding under the Revolving Credit Facility. The Revolving Credit Facility requires us to maintain our properties in a specific manner, maintain specified insurance on our properties and business, and abide by other covenants which are customary with respect to such borrowings. The Revolving Credit Facility also requires us to meet certain financial covenants. If we fail to comply with any of the covenants contained in the Revolving Credit Facility, the Lenders may declare the entire balance outstanding, if any, immediately due and payable, foreclose on the collateral and exercise other remedies under the Revolving Credit Facility. We were in compliance with all covenants at March 31, 2006.
We have additional financing agreements consisting of (1) a $7.3 million term loan with Lombard US Equipment Financing Corp. with a 5-year amortization that accrues interest at an average fixed rate of 5.14% (“Term Loan A”) and (2) a $29.5 million term loan with Fifth Third Bank with a 9.5-year amortization and a 50% balloon payment at the end of the term (“Term Loan B”). Term Loan B accrues interest at an average fixed rate of 5.98% on $6.5 million of the loan and 5.53% on $23.0 million of the loan. Principal payments on Term Loan A are required on a quarterly basis and began in January 2004. Principal payments on Term Loan B are required on a monthly basis and began in November 2003. We have granted first preferred ship mortgages and a first security interest in some of our vessels and other collateral to Lombard US Equipment Financing Corp. and Fifth Third Bank as a guarantee of the loan agreements. The loan agreements require us to maintain our properties in a specific manner, maintain specified insurance on our properties and business, and abide by other covenants, which are customary with respect to such borrowings. The loan agreements also require us to meet certain financial covenants that began in the quarter ended December 31, 2003. If we fail to comply with any of the covenants contained in the loan agreements, Lombard US Equipment Financing Corp. and Fifth Third Bank may call the entire balance outstanding on the loan agreements immediately due and payable, foreclose on the collateral and exercise other remedies under the loan agreements. We were in compliance with all such covenants at March 31, 2006.
In June 2004, we entered into an additional $29.5 million term loan with Fifth Third Bank (“Term Loan C”). Term Loan C has a 9.5-year amortization and a 55% balloon payment at the end of the term and accrues interest at a fixed rate of 6.28%. A portion of the proceeds of Term Loan C were used to pay down existing borrowings under the Revolving Credit Facility. Principal payments on Term Loan C are required on a monthly basis and began in August 2004. We have granted first preferred ship mortgages and a first security interest in the M214 and its married tugboat, the HONOUR, to secure Term Loan C. Term Loan C requires us to maintain the collateral in a specific manner, maintain specified insurance on our properties and business, and abide by other covenants which are customary with respect to such borrowings. If we fail to comply with any of the covenants contained in Term Loan C, Fifth Third Bank may foreclose on the collateral or call the entire balance outstanding on Term Loan C immediately due and payable. We were in compliance with all applicable covenants at March 31, 2006.
As of March 31, 2006, we had the following amounts outstanding under our debt agreements:
•	$4.2 million under Term Loan A;

•	$26.5 million under Term Loan B; and

•	$27.7 million under Term Loan C.
Contractual Obligations
Total future commitments and contingencies related to our outstanding debt obligations, noncancellable operating leases and purchase obligations, as of March 31, 2006, were as follows:

			($000s)
		Less than	One to	Three to	More than
	Total	one year	three years	five years	five years
Debt Obligations	$58,400	$4,029	$8,354	$6,290	$39,727
Operating Leases	2,326	545	1,144	637	—
Purchase Obligations*	227,958	84,943	143,015	—	—

Total	$288,684	$89,517	$152,513	$6,927	$39,727

*	Purchase obligations represent amounts due under existing vessel rebuild contracts and new ATB build contracts.

In July 2005, we awarded contracts to rebuild the M210 and the OCEAN 211 to double-hull configurations. These are our seventh and eighth single-hulled barges to be rebuilt to double-hull configurations. The rebuild of the M210 is expected to have a total cost of approximately $30.0 million; of which $24.0 million is a fixed contract with the shipyard and the remainder of the equipment is to be furnished by us. The rebuild of the OCEAN 211 is also expected to have a total cost of approximately $30.0 million; of which $23.0 million is a fixed contract with the shipyard and the remainder of the equipment is to be furnished by us. The rebuilds of the M210 and OCEAN 211 will also include the insertions of mid-bodies that will increase their capacity by approximately 38,000 barrels each. We expect to finance the projects with a combination of internally generated funds and borrowings under our Revolving Credit Facility, proceeds from the equity offering in December 2005 and additional debt or equity financings as necessary. The rebuilds of the M210 and the OCEAN 211 are expected to be completed in the third quarter of 2006 and the second quarter of 2007, respectively. The M210 will re-enter service renamed the M242 and the OCEAN 211 will re-enter service renamed the M243. As of March 31, 2006, $15 million and $3 million had been spent on the rebuilds, respectively.
On September 2, 2005, we entered into a shipbuilding contract with Bender Shipbuilding & Repair Co., Inc., or Bender. Under the shipbuilding contract, Bender will construct and deliver three ATBs, each having a carrying capacity of 335,000 barrels (98% capacity), for a total cost to us, including owner-furnished materials, of approximately $232.5 million. We expect to finance the construction of the three ATBs with a combination of internally generated funds, borrowings under our Revolving Credit Facility, a portion of the proceeds from the equity offering in December 2005 and additional debt or equity financing as necessary. As of March 31, 2006, $34 million has been paid to Bender. The ATBs are scheduled for delivery on October 1, 2007, May 1, 2008 and December 1, 2008, subject in each case to permitted postponements under the contract.
In April 2006, we entered into a letter of intent and are close to finalizing a contract with Bender Shipbuilding & Repair Co., Inc. to build two new 8,000-horsepower tugboats. The two new tugboats are expected to be delivered in the fourth quarter of 2008 and the first quarter of 2009. The total cost for the two tugboats is expected to be $32 million. Once delivered, one of the tugboats will replace the tugboat VALOUR. We plan to pair the second newbuild tugboat with the M215, the final single-hulled barge slated for rebuilding. The costs of these new tugboats are not included in the contractual obligation table above, as the payment arrangements have not been finalized.
Impact of Recent Accounting Pronouncements
Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004). Share-Based Payment, (SFAS 123(R)) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. SFAS 123(R) supersedes our previous accounting under SFAS 123 for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123(R). We have applied the provisions of SAB 107 in its adoption of SFAS 123(R).
We adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal 2006 year. Our consolidated financial statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). The effect of adopting SFAS 123(R) on net income and earnings per share was minimal compared to the prior year as we had already adopted the fair value recognition provisions of SFAS 123. Prior to the adoption of SFAS 123(R) we presented all tax benefits of deductions resulting from stock compensation as operating cash flows in the Statements of Cash Flows. In accordance with SFAS 123(R) tax benefit cash flows are presented as financing cash flows. In accordance with the modified prospective transition method our consolidated financial statements for prior periods have not been restated to reflect and do not include the impact of SFAS 123(R). As of March 31, 2006 there was $1.3 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements that is expected to be recognized over the remaining vesting period which ranges from 1 to 4 years.
In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Accounting Changes in Interim Financial Statements, which provides guidance on the accounting for and the reporting of accounting changes, including changes in principle, accounting estimates and the reporting entity, as well as, corrections of errors in previously issued financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This statement requires retrospective application of accounting changes where retrospective application is defined as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity.
We record a provision for the cost of upcoming major periodic overhauls of vessels and equipment using the accrue in advance method. In April 2006, the FASB approved a FASB staff position that would eliminate the accrue in advance method of accounting for major maintenance activities for fiscal year ending after December 31, 2006. As a result, we are reviewing our accounting policy for major maintenance activities and will continue to monitor the activities of the FASB.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
The principal market risk to which we are exposed is a change in interest rates on our Revolving Credit Facility. We manage our exposure to changes in interest rate fluctuations by optimizing the use of fixed and variable rate debt. The table below presents principal cash flows by year of maturity. We had only fixed rate debt at March 31, 2006. Variable interest rates would fluctuate with LIBOR and federal fund rates. The weighted average interest rate on our outstanding debt at March 31, 2006 was 5.90%.

Liabilities	Expected Years of Maturity
($000s)	2006*	2007	2008	2009	2010	Thereafter
Fixed Rate	$3,000	$4,202	$4,445	$3,007	$3,191	$40,555
Average Interest Rate	5.92%	5.94%	5.97%	5.97%	5.97%	6.07%

* For the period April 1, 2006 through December 31, 2006
ITEM 4. CONTROLS AND PROCEDURES
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
Part II: OTHER INFORMATION
ITEM 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K dated December 31, 2005.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the Company’s purchases of its common stock for the three months ended March 31, 2006:
Issuer Purchases of Equity Securities

			(c) Total Number of	(d) Maximum Number (or
			Shares (or Units)	Approximate Dollar Value) of
	(a) Total Number	(b) Average Price	Purchased as Part of	Shares (or Units) that May Yet
	of Shares	Paid per share (or	Publicly Announced	Be Purchased Under the Plans
Period	Purchased (1)	Units)	Plans or Programs	or Programs
January 1-31, 2006	—	—	—	—
February 1-28, 2006	19,785	23.35	—	—
March 1-31, 2006	—	—	—	—

Total	19,785	23.35

(1)	These amounts consist of shares we purchased from our officers, non-employee directors and other employees who elected to pay the exercise price or withholding taxes upon the exercise of stock options by delivering (and, thus, selling) shares of Maritrans Inc. common stock in accordance with the terms of our equity compensation plans. We purchased these shares at their fair market value, as determined by reference to the closing price of the common stock on the day of exercise.

ITEM 6.	Exhibits

	31.1	—	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

	31.2	—	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

	32.1	—	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

	32.2	—	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
MARITRANS INC.
(Registrant)

By:	/s/ Walter T. Bromfield	Dated: May 9, 2006
Walter T. Bromfield
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Judith M. Cortina	Dated: May 9, 2006

Judith M. Cortina
Director of Finance and Controller
(Principal Accounting Officer)