Form 10-Q
period 2006-06-30
MARITRANS INC /DE/
filed 2006-08-08
CIK 810113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period ended June 30, 2006
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
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date
Common Stock $.01 par value, 12,029,048 shares outstanding as of August 7, 2006.

MARITRANS INC.
INDEX

PART I: FINANCIAL INFORMATION
MARITRANS INC.
CONSOLIDATED BALANCE SHEETS
($000)

	June 30,	December 31,
	2006	2005
		As Adjusted
	(Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$58,875	$58,794
Trade accounts receivable	11,894	20,144
Claims and other receivables	8,467	2,527
Inventories	5,987	5,114
Prepaid expenses	1,023	1,737

Total current assets	86,246	88,316
Vessels and equipment	478,348	455,767
Less accumulated depreciation	229,476	222,126

Net vessels and equipment	248,872	233,641
Deferred costs, net	15,389	21,405
Goodwill	2,863	2,863
Other	206	211

Total assets	$353,576	$346,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt due within one year	$4,086	$3,973
Trade accounts payable	4,927	9,323
Accrued wages and benefits	4,305	5,007
Accrued insurance costs	6,449	2,385
Current income taxes	3,664	2,488
Other accrued liabilities	5,715	2,108

Total current liabilities	29,146	25,284
Long-term debt	53,329	55,400
Long-term tax payable	5,714	5,714
Other liabilities	4,216	3,721
Deferred income taxes	41,253	42,321
Stockholders’ equity
Common stock	176	176
Capital in excess of par value	174,265	174,595
Retained earnings	99,088	93,487
Unearned compensation	—	(1,027)
Less: Cost of shares held in treasury	(53,611)	(53,235)

Total stockholders’ equity	219,918	213,996

Total liabilities and stockholders’ equity	$353,576	$346,436

See notes to financial statements.

MARITRANS INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
($000, except per share amounts)

	Three Months
	Ended June 30,
	2006	2005
		As Adjusted
		(Note 2)
Revenues	$43,903	$46,330
Costs and expenses:
Operations expense	27,094	25,242
Maintenance expense	1,649	1,426
General and administrative	2,287	2,423
Depreciation and amortization	8,056	9,271

Total operating expense	39,086	38,362
Operating income	4,817	7,968
Interest expense (net of capitalized interest of $785 and $217, respectively)	(108)	(733)
Interest income	761	115
Other income, net	63	4,037

Income before income taxes	5,533	11,387
Income tax provision	1,928	4,156

Net income	$3,605	$7,231

Basic earnings per share	$0.30	$0.86

Diluted earnings per share	$0.30	$0.84

Dividends declared per share	$0.11	$0.11
See notes to financial statements

MARITRANS INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
($000, except per share amounts)

	Six Months
	Ended June 30,
	2006	2005
		As Adjusted
		(Note 2)
Revenues	$91,287	$89,870
Costs and expenses:
Operations expense	56,070	47,285
Maintenance expense	3,823	2,819
General and administrative	4,592	7,809
Depreciation and amortization	17,059	18,216
Gain on involuntary conversion of assets	(2,868)	—
Gain on sale of assets	—	(647)

Total operating expense	78,676	75,482
Operating income	12,611	14,388
Interest expense (net of capitalized interest of $1,419 and $518 respectively)	(381)	(1,421)
Interest income	1,439	167
Other income, net	139	4,092

Income before income taxes	13,808	17,226
Income tax provision	4,849	6,287

Net income	$8,959	$10,939

Basic earnings per share	$0.75	$1.31

Diluted earnings per share	$0.74	$1.28

Dividends declared per share	$0.22	$0.22
See notes to financial statements.

MARITRANS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
($000)

	Six Months
	Ended June 30,
	2006	2005
		As Adjusted
		(Note 2)
Cash flows from operating activities:
Net income	$8,959	$10,939
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,202	11,215
Amortization of major maintenance costs	6,857	7,001
Expenditures for major maintenance costs	(1,914)	(7,391)
Deferred income taxes	(1,068)	(2,135)
Tax benefit on stock compensation	—	736
Stock compensation expense	419	112
Changes in receivables, inventories and prepaid expenses	2,515	(186)
Changes in current liabilities, other than debt	3,401	7,617
Changes in non-current assets and liabilities	496	2,274
Gain on involuntary conversion of assets	(2,868)	—
Gain on sale of assets	—	(647)

Total adjustments to net income	18,040	18,596

Net cash provided by operating activities	26,999	29,535

Cash flows from investing activities:
Proceeds from sale of marine vessels and equipment	—	647
Proceeds from involuntary conversion	4,000	—
Purchase of marine vessels and equipment	(26,564)	(14,004)

Net cash used in investing activities	(22,564)	(13,357)

Cash flows from financing activities:
Payment of long-term debt	(1,958)	(1,852)
Dividends declared and paid	(2,645)	(1,876)
Proceeds from exercise of stock option	45	34
Tax benefit on stock compensation	381	—
Fees related to the issuance of stock	(177)	—

Net cash used in financing activities	(4,354)	(3,694)

Net increase in cash and cash equivalents	81	12,484
Cash and cash equivalents at beginning of period	58,794	6,347

Cash and cash equivalents at end of period	$58,875	$18,831

See notes to financial statements

MARITRANS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
1.	Basis of Presentation/Organization

Maritrans Inc. owns Maritrans Operating Company L.P. (the “Operating Company”), Maritrans General Partner Inc., Maritrans Tankers Inc., Maritrans Barge Co., Maritrans Holdings Inc. and other Maritrans entities (collectively, the “Company”). These subsidiaries, directly and indirectly, own and operate oceangoing petroleum tank barges, tugboats, and tankers used to provide marine transportation services, primarily along the Gulf and Atlantic Coasts of the United States.

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

Certain amounts from prior period financial statements have been reclassified to conform to their current year presentation. See Note 2, Accounting Change for Planned Major Maintenance Activities, for a detailed explanation of the change and the effect on the Company’s financial statements.

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

2.	Accounting Change for Planned Major Maintenance Activities

As of April 1, 2006, the Company changed its method of accounting for planned major maintenance activities from the accrual method to the deferral method. Previously, the Company made provisions for the cost of upcoming major periodic overhauls of vessels and equipment in advance of performing the related maintenance and repairs. The costs expected to be paid in the upcoming year were included in accrued shipyard costs as a current liability with the remainder classified as a long-term liability. Under the deferral method, costs actually incurred are amortized on a straight-line basis over the period beginning at the completion of the maintenance event and ending at the commencement of the next scheduled regulatory drydocking. Management believes the deferral method is the preferable method for accounting for planned major maintenance activities because (i) it better matches the expenses incurred with the revenues generated, (ii) the deferral method improves comparability with the Company’s industry since the majority of the Company’s competitors use this method and (iii) the deferral method best fits the Company’s business circumstances because the Company has a small fleet of vessels, the expenditures for planned major maintenance activities are not continuous and the expenditures are not consistent across periods due to the timing of regulatory drydockings.

The Company recorded this change in accounting principle in accordance with SFAS No. 154, Accounting Changes and Error Corrections, which provides guidance on the accounting for and the reporting of accounting changes, including changes in accounting principles. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. This statement requires retrospective application of accounting changes which is defined as the application of a different accounting principle to prior accounting periods as if that principle had always been used.

Pursuant to SFAS No. 154, the Company is required to apply the new accounting principle to all prior periods that the Company will report upon in the Annual Report on Form 10-K for the year ended December 31, 2006. Therefore, this accounting principle was retrospectively applied to the period of January 1, 2004 and to each period thereafter. The cumulative effect of the retrospective change to this accounting principle as of January 1, 2004 was a $17.9 million increase in total assets, a $2.7 million decrease in total liabilities and a $20.6 million increase in retained earnings.

The following presents the effect of the retrospective application of this change in accounting principle on the Company’s income statement and balance sheet as of and for the respective periods.

		Effect of
	Three Months Ended	Change in	Three Months Ended
	June 30, 2006	Accounting	June 30, 2006
	Pre Adoption	Principle	as Reported
Revenues	$43,903		$43,903
Costs and expenses:
Operation expense	27,094		27,094
Maintenance expense	4,931	(3,282)	1,649
General and administrative	2,287		2,287
Depreciation and amortization	4,958	3,098	8,056

Total operating expenses	39,270	(184)	39,086
Operating income	4,633	184	4,817
Interest expense	(108)		(108)
Interest income	761		761
Other income, net	63		63

Income before income taxes	5,349	184	5,533
Income tax provision	1,862	66	1,928

Net income	$3,487	$118	$3,605

Basic earnings per share	$0.29	$0.01	$0.30
Diluted earnings per share	$0.29	$0.01	$0.30

		Effect of
	Three Months Ended	Change in	Three Months Ended
	March 31, 2006	Accounting	March 31, 2006
	as Reported	Principle	as Adjusted
Revenues	$47,384		$47,384
Costs and expenses:
Operation expense	28,976		28,976
Maintenance expense	5,277	(3,103)	2,174
General and administrative	2,305		2,305
Depreciation and amortization	5,244	3,759	9,003
Gain on involuntary conversion of assets	(2,868)		(2,868)

Total operating expenses	38,934	656	39,590
Operating income	8,450	(656)	7,794
Interest expense	(273)		(273)
Interest income	678		678
Other income, net	76		76

Income before income taxes	8,931	(656)	8,275
Income tax provision	3,157	(236)	2,921

Net income	$5,774	$(420)	$5,354

Basic earnings per share	$0.49	$(0.04)	$0.45
Diluted earnings per share	$0.48	$(0.03)	$0.45

		Effect of
	Three Months Ended	Change in	Three Months Ended
	June 30, 2005	Accounting	June 30, 2005
	as Reported	Principle	as Adjusted
Revenues	$46,330		$46,330
Costs and expenses:
Operation expense	25,242		25,242
Maintenance expense	5,166	(3,740)	1,426
General and administrative	2,423		2,423
Depreciation and amortization	5,719	3,552	9,271

Total operating expenses	38,550	(188)	38,362
Operating income	7,780	188	7,968
Interest expense	(733)		(733)
Interest income	115		115
Other income, net	4,037		4,037

Income before income taxes	11,199	188	11,387
Income tax provision	4,088	68	4,156

Net income	$7,111	$120	$7,231

Basic earnings per share	$0.85	$0.01	$0.86
Diluted earnings per share	$0.83	$0.01	$0.84

		Effect of
	Six Months Ended	Change in	Six Months Ended
	June 30, 2006	Accounting	June 30, 2006
	Pre Adoption	Principle	as Reported
Revenues	$91,287		$91,287
Costs and expenses:
Operation expense	56,070		56,070
Maintenance expense	10,208	(6,385)	3,823
General and administrative	4,592		4,592
Depreciation and amortization	10,202	6,857	17,059
Gain on involuntary conversion of assets	(2,868)		(2,868)

Total operating expenses	78,204	472	78,676
Operating income	13,083	(472)	12,611
Interest expense	(381)		(381)
Interest income	1,439		1,439
Other income, net	139		139

Income before income taxes	14,280	(472)	13,808
Income tax provision	5,019	(170)	4,849

Net income	$9,261	$(302)	$8,959

Basic earnings per share	$0.78	$(0.03)	$0.75
Diluted earnings per share	$0.77	$(0.03)	$0.74

		Effect of
	Six Months Ended	Change in	Six Months Ended
	June 30, 2005	Accounting	June 30, 2005
	as Reported	Principle	as Adjusted
Revenues	$89,870		$89,870
Costs and expenses:
Operation expense	47,285		47,285
Maintenance expense	10,091	(7,272)	2,819
General and administrative	7,809		7,809
Depreciation and amortization	11,215	7,001	18,216
Gain on sale of assets	(647)		(647)

Total operating expenses	75,753	(271)	75,482
Operating income	14,117	271	14,388
Interest expense	(1,421)		(1,421)
Interest income	167		167
Other income, net	4,092		4,092

Income before income taxes	16,955	271	17,226
Income tax provision	6,189	98	6,287

Net income	$10,766	$173	$10,939

Basic earnings per share	$1.29	$0.02	$1.31
Diluted earnings per share	$1.26	$0.02	$1.28

		Effect of
		Change in
	June 30, 2006	Accounting	June 30, 2006
	Pre Adoption	Principle	as Reported
ASSETS
Current assets	$93,779	$(7,533)	$86,246
Vessels and equipment, net	248,872		248,872
Deferred costs, net	—	15,389	15,389
Goodwill	2,863		2,863
Other	687	(481)	206

Total assets	$346,201	$7,375	$353,576

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$35,613	$(6,467)	$29,146
Non-current liabilities	109,669	(5,157)	104,512
Stockholders’ equity	200,919	18,999	219,918

Total liabilities and stockholders’ equity	$346,201	$7,375	$353,576

		Effect of
		Change in
	December 31, 2005	Accounting	December 31 2005
	as Reported	Principle	as Adjusted
ASSETS
Current assets	$94,474	$(6,158)	$88,316
Vessels and equipment, net	233,572	69	233,641
Deferred costs, net	—	21,405	21,405
Goodwill	2,863		2,863
Other	1,094	(883)	211

Total assets	$332,003	$14,433	$346,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$31,867	$(6,583)	$25,284
Non-current liabilities	106,153	1,003	107,156
Stockholders’ equity	193,983	20,013	213,996

Total liabilities and stockholders’ equity	$332,003	$14,433	$346,436

		Effect of
	Six Months Ended	Change in	Six Months Ended
	June 30, 2006	Accounting	June 30, 2006
	Pre Adoption	Principle	as Reported
Cash flows from operating activities:
Net income	$9,261	$(302)	$8,959
Total adjustments to net income	17,852	233	18,085

Net cash provided by operating activities	27,113	(69)	27,044
Cash flows from investing activities:
Net cash used in investing activities	(22,633)	69	(22,564)
Cash flows from financing activities:
Net cash used in financing activities	(4,399)	—	(4,399)

Net increase in cash and cash equivalents	81		81
Cash and cash equivalents at beginning of period	58,794	—	58,794

Cash and cash equivalents at end of period	$58,875	$—	$58,875

		Effect of
	Six Months Ended	Change in	Six Months Ended
	June 30, 2005	Accounting	June 30, 2005
	as Reported	Principle	as Adjusted
Cash flows from operating activities:
Net income	$10,766	$173	$10,939
Total adjustments to net income	18,769	(173)	18,596

Net cash provided by operating activities	29,535	—	29,535
Cash flows from investing activities:
Net cash used in investing activities	(13,357)		(13,357)
Cash flows from financing activities:
Net cash used in financing activities	(3,694)	—	(3,694)

Net increase in cash and cash equivalents	12,484		12,484
Cash and cash equivalents at beginning of period	6,347	—	6,347

Cash and cash equivalents at end of period	$18,831	$—	$18,831

	Twelve Months Ended	Effect of Change in	Twelve Months Ended
	December 31, 2005	Accounting	December 31, 2005
	as Reported	Principle	as Adjusted
Revenues	$180,710		$180,710
Costs and expenses:
Operation expense	98,701		98,701
Maintenance expense	20,320	(14,075)	6,245
General and administrative	12,478		12,478
Depreciation and amortization	23,201	12,711	35,912
Gain on sale of assets	(628)		(628)

Total operating expenses	154,072	(1,364)	152,708
Operating income	26,638	1,364	28,002
Interest expense	(2,846)		(2,846)
Interest income	393		393
Other income, net	4,203		4,203

Income before income taxes	28,388	1,364	29,752
Income tax provision	8,509	491	9,000

Net income	$19,879	$873	$20,752

Basic earnings per share	$2.33	$0.10	$2.43
Diluted earnings per share	$2.28	$0.10	$2.38

		Effect of
	Twelve Months Ended	Change in	Twelve Months Ended
	December 31, 2005	Accounting	December 31, 2005
	as Reported	Principle	as Adjusted
Cash flows from operating activities:
Net income	$19,879	$873	$20,752
Total adjustments to net income	19,731	(804)	18,927

Net cash provided by operating activities	39,610	69	39,679
Cash flows from investing activities:
Net cash used in investing activities	(64,222)	(69)	(64,291)
Cash flows from financing activities:
Net cash provided by financing activities	77,059	—	77,059

Net increase in cash and cash equivalents	52,447		52,447

Cash and cash equivalents at beginning of year	6,347	—	6,347

Cash and cash equivalents at end of year	$58,794	$—	$58,794

	Twelve Months Ended	Effect of Change	Twelve Months Ended
	December 31, 2004	in Accounting	December 31, 2004
	as Reported	Principle	as Adjusted
Revenues	$149,718		$149,718
Costs and expenses:
Operation expense	80,517		80,517
Maintenance expense	20,761	(13,073)	7,688
General and administrative	11,709		11,709
Depreciation and amortization	22,193	15,582	37,775

Total operating expenses	135,180	2,509	137,689
Operating income	14,538	(2,509)	12,029
Interest expense	(2,318)		(2,318)
Interest income	254		254
Other income, net	333		333

Income before income taxes	12,807	(2,509)	10,298
Income tax provision	2,975	(903)	2,072

Net income	$9,832	$(1,606)	$8,226

Basic earnings per share	$1.20	$(0.20)	$1.00
Diluted earnings per share	$1.16	$(0.19)	$0.97

		Effect of
	Twelve Months Ended	Change in	Twelve Months Ended
	December 31, 2004	Accounting	December 31, 2004
	as Reported	Principle	as Adjusted
Cash flows from operating activities:
Net income	$9,832	$(1,606)	$8,226
Total adjustments to net income	18,578	1,606	20,184

Net cash provided by operating activities	28,410	—	28,410
Cash flows from investing activities:
Net cash used in investing activities	(25,111)		(25,111)
Cash flows from financing activities:
Net cash provided by in financing activities	(566)	—	(566)

Net increase in cash and cash equivalents	2,733		2,733

Cash and cash equivalents at beginning of year	3,614	—	3,614

Cash and cash equivalents at end of year	$6,347	$—	$6,347

3.	Earnings Per Share

The following data show the amounts used in computing basic and diluted earnings per share (“EPS”):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(000’s)		(000’s)
Income available to common stockholders used in basic EPS	$3,605	$7,231	$8,959	$10,939

Weighted average number of common shares used in basic EPS	11,892	8,400	11,877	8,371
Effect of dilutive stock options and restricted shares	150	171	162	174

Weighted number of common shares and dilutive potential common stock used in diluted EPS	12,042	8,571	12,039	8,545

4.	Stock-Based Compensation

Maritrans Inc. has a stock incentive plan (the “Plan”), under which non-employee directors, officers and other key employees may be granted stock, stock options and, in certain cases, receive cash under the Plan. Any outstanding options granted under the Plan are exercisable at a price not less than the market value of the shares on the date of grant. The maximum aggregate number of shares available for issuance under the Plan was 1,750,000. The Plan provided for the automatic grant, on a biannual basis, of non-qualified stock options to non-employee directors. The number of options non-employee directors received was equal to two multiplied by the aggregate number of shares distributed to such non-employee director under the Plan during the preceding calendar year. In April 2003, the Plan expired. Therefore, there are no remaining shares or options reserved for grant under the plan.

In May 1999, the Company adopted the Maritrans Inc. 1999 Directors’ and Key Employees Equity Compensation Plan (the “99 Plan”), which provides non-employee directors, officers and other key employees with certain rights to acquire common stock and stock options. The aggregate number of shares available for issuance under the 99 Plan is 900,000 and the shares are issued from treasury stock. Options granted under the 99 Plan are exercisable at a price not less than the market value of the shares on the date of grant. Options vest over a period of 1 to 5 years and the stock options have a contractual life of 7 to 10 years. The shares are subject to forfeiture under certain circumstances. Compensation expense, representing the fair value of the shares at the date of issuance, is amortized to general and administrative expense on a straight-line basis over the vesting period for grants that cliff vest at the end of the grant term. For grants that vest over a graded vesting period, the Company uses the accelerated attribution method.

In April 2005, the Company adopted the Maritrans Inc. 2005 Omnibus Equity Compensation Plan (“2005 Plan”), which also provides non-employee directors, officers and other key employees with certain rights to acquire common stock and stock options. The aggregate number of shares available for issuance under the 2005 Plan is 300,000 and the shares are issued from treasury stock. There are no outstanding options under the 2005 Plan. The shares are subject to forfeiture under certain circumstances. Compensation expense, representing the fair value of the shares at the date of issuance, is amortized to general and administrative expense on a straight-line basis over the vesting period for grants that cliff vest at the end of the grant term. For grants that vest over a graded vesting period the Company uses the accelerated attribution method.

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

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment, “SFAS 123(R)” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under SFAS 123 for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “SAB 107” relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal 2006 year. The Company’s consolidated financial statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123(R). The effect of adopting SFAS 123(R) on net income and earnings per share was minimal compared to the prior year as the Company had already adopted the fair value recognition provisions of SFAS 123. Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from stock compensation as operating cash flows in the Statements of Cash Flows. In accordance with SFAS 123(R), tax benefit cash flows are now presented as financing cash flows. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recorded for the six months ended June 30, 2006 and 2005 was $419,000 and $467,000, respectively and is included in general and administrative expenses.

The following table presents a summary of the stock options for the six months ended June 30, 2006:

			Weighted
			Average
	Number of Options	Exercise Price	Exercise Price

Outstanding at 12/31/05	229,928	$5.75-14.20	$8.79
Granted	—	—	—
Exercised	29,395	$8.55-14.20	$11.88
Cancelled or forfeited	—	—	—
Expired	—	—	—

Outstanding at 6/30/06	200,533	$5.75-14.20	$8.34

Exercisable December 31, 2005	171,905	$5.75-14.20	$6.81
June 30, 2006	184,709	$5.75-14.20	$6.77
During the six months ended June 30, 2006, 29,395 shares were issued upon the exercise of options. The exercise price of these options ranged from $8.55 to $14.20. During the six months ended June 30, 2005, 111,035 shares were issued as a result of the exercise of options. The exercise price of these options ranged from $5.375 to $14.20. The Company issues treasury shares or new shares, depending on the plan from which the original grant was made, to satisfy option exercises. The Company can not estimate the amount of future option exercises that will be made.

The fair value of restricted stock is determined based on the closing price of the Company’s common stock on the grant date. The weighted average grant-date fair value of nonvested shares granted during the six months ended June 30, 2006 was $22.94. The weighted average grant date fair value of nonvested shares granted during the six months ended June 30, 2005 was $18.45.

The following table presents a summary of the nonvested restricted shares for the six months ended June 30, 2006:

		Weighted Average
	Number of Shares	Grant Date Fair Value
Nonvested at December 31, 2005	142,900	$15.46
Granted	34,731	$22.94
Vested	42,840	$13.42
Cancelled or forfeited	—	—

Nonvested at June 30, 2006	134,791	$18.04

As of June 30, 2006, there was $1.3 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements that is expected to be recognized over the remaining vesting period which ranges from 1 to 4 years.

5.	Income Taxes

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

6.	Retirement Plans

Net periodic pension cost includes the following components:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	($000s)		($000s
Service cost of current period	$117	$54	$234	$222
Interest cost on projected benefit obligation	497	504	994	973
Expected return on plan assets	(502)	(510)	(1,004)	(1,019)
Amortization of prior service cost	35	34	70	69

Net periodic pension cost	$147	$82	$294	$245

7.	Contingencies

In the ordinary course of its business, claims are filed against the Company for alleged damages in connection with its operations. Claims arising from the ordinary course of its business are marine-related claims, lawsuits and labor arbitrations. Marine-related claims are covered by insurance, subject to applicable policy deductibles that are not material as to any type of insurance coverage. Management is of the opinion that the ultimate outcome of such claims outstanding at June 30, 2006 will not have a material adverse effect on the Company’s financial condition and results of operations.

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

8.	Loss of Vessel

On January 18, 2006, the seagoing tug VALOUR, owned and operated by an indirect wholly owned subsidiary of Maritrans Inc., sank off of Cape Fear, North Carolina. Three crew members lost their lives in the incident. The VALOUR was towing the tank barge M192, a double-hulled petroleum barge that is also owned and operated by an indirect wholly owned subsidiary of Maritrans Inc. The cause of the sinking is undetermined and is under investigation. The VALOUR is covered by the Company’s hull insurance policy and costs of the incident are covered by the Company’s protection and indemnity insurance. Hull insurance proceeds of approximately $4.0 million were received in the first quarter of 2006, which exceed the carrying value of the tugboat of approximately $1.1 million, resulting in a $2.9 million gain recorded in the Company’s Consolidated Statements of Income. Estimated insurance recoveries and costs related to protection and indemnity expenses are recorded as current assets and current liabilities, respectively, on the Company’s Consolidated Balance Sheets.

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
Overview
We primarily serve the oil and petroleum industries by providing marine transportation services along the Gulf and Atlantic Coasts of the United States. We operate the largest OPA-compliant double-hulled fleet in our vessel size range and one of the largest fleets serving the US coastwise trade. As of June 30, 2006, we employed a fleet of 11 tugs, 11 barges and five tankers. One of these vessels, our tanker ALLEGIANCE, was redeployed to the transportation of non-petroleum cargo in 2005. In July 2006, our tanker PERSEVERANCE reached her OPA retirement date and was redeployed to the transportation of non-petroleum cargo. In August 2005, we entered into a three-year time charter for the SEABROOK, a single-hull tanker owned and operated by Seabrook Carriers Inc., a wholly owned subsidiary of Fairfield-Maxwell Ltd. of New York. The vessel joined the fleet in November 2005 and was deployed in the clean products trade. In May 2006, we entered into an 20 month time charter for the SEA SWIFT, a 6,000 horsepower tug-boat owned by Crowley Marine. The vessel joined the fleet in June 2006 and was deployed in the clean products trade. In September 2005, we entered into a shipbuilding agreement with Bender Shipbuilding & Repair Co., Inc. or Bender to build three new articulated tug/barge or ATB units, each having a carrying capacity of 335,000 barrels. In May 2006, we entered into a shipbuilding agreement with Bender to build two new 8000-horsepower tugboats.
Approximately 75% of our oil carrying fleet capacity is double-hulled. Our largest vessel has a capacity of approximately 410,000 barrels and our current oil carrying fleet capacity aggregates approximately 3.4 million barrels. For each of the last five years, we have transported over 173 million barrels of crude oil and petroleum products for our customers.
We provide marine transportation services for refined petroleum and petroleum products, or “clean” oil, from refineries located primarily in Texas, Louisiana and Mississippi to distribution points along the Gulf and Atlantic Coasts, generally south of Cape Hatteras, North Carolina and particularly into Florida, and, to a lesser extent, to the West Coast. We are currently a leading transporter of clean oil into Florida. We also provide lightering services primarily to refineries on the Delaware River. Many factors affect the number of barrels we transport and may affect our future results. Such factors include our vessel and fleet size and average trip lengths, the continuation of federal law restricting United States point-to-point maritime shipping to US vessels under the US Jones Act, domestic oil consumption, environmental laws and regulations, oil companies’ decisions as to the type and origination point of the crude oil that they process, changes in the amount of imported petroleum products, competition, the cost of fuel use in our vessels, labor and training costs, liability insurance costs and maintenance costs.
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
Since 1998, we have converted six of our original nine single-hulled barges to double-hull configurations utilizing our patented double-hulling process, which allows us to convert our single-hulled barges to double-hulls for significantly less cost and in approximately half the time required to build new vessels. In addition, we have entered into contracts to rebuild our seventh and eighth single-hull barges to double-hull configurations, including the insertion of a 38,000-barrel mid-body to each, at a total cost of approximately $30 million per barge. Our seventh barge, the M210, entered the shipyard in January 2006 to begin her rebuild and is expected to return to service in the fourth quarter of 2006.
On January 18, 2006, our seagoing tug, VALOUR, sank off the coast of Cape Fear, North Carolina. Three crew members lost their lives in the incident. At the time of the incident, the VALOUR was transporting the tank barge M192, a double-hull petroleum barge. Since that time the M192 returned to service accompanied by another tugboat that we own. In June 2006, we have chartered a substitute tugboat until the replacement tugboat that we are building is completed. We continue to work with the US Coast Guard on the investigation into the cause of the VALOUR incident.
The VALOUR is covered by our hull insurance policy and costs of the incident are covered by protection and indemnity insurance carried by us. Hull insurance proceeds of approximately $4.0 million, which exceed the carrying value of the tugboat of approximately $1.1 million, were received in the first quarter of 2006. Estimated insurance recoveries and costs related to protection and indemnity expenses are recorded as current assets and current liabilities, respectively, on our Consolidated Balance Sheets.
As of April 1, 2006, the Company changed its method of accounting for planned major maintenance activities from the accrual method to the deferral method. Previously, the Company made provisions for the cost of upcoming major periodic overhauls of vessels and equipment in advance of performing the related maintenance and repairs. The costs expected to be paid in the upcoming year were included in accrued shipyard costs as a current liability with the remainder classified as a long-term liability. Under the deferral method, costs actually incurred are amortized on a straight-line basis over the period beginning at the completion of the maintenance event and ending at the commencement of the next scheduled regulatory drydocking. See Note 2, Accounting Change for Planned Major Maintenance Activities, for a detailed explanation of the change and the effect on the Company’s financial statements.
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
“Cargo” refers to the products transported by our vessels.
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
Three Month Comparison
Revenues
     TCE revenue for the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005 was as follows:

	June 30, 2006	June 30, 2005
Voyage revenue	$43,903	$46,330
Voyage costs	10,344	11,667

Time Charter Equivalent	$33,559	$34,663

Vessel utilization	77.5%	81.8%

Available days	1,308	1,203

Revenue days	1,127	1,117

TCE revenue decreased from $34.7 million for the quarter ended June 30, 2005 to $33.6 million for the quarter ended June 30, 2006, a decrease of $1.1 million, or 3.2%, due primarily to idle time both in our spot fleet and in our non-petroleum fleet.
Rates
Voyage revenue consists of revenue generated under term contracts as well as revenue generated for spot market transportation. Rates in each of these markets are significant drivers in the amount of revenue we generate.
Contract revenue for the second quarter of 2005 was $31.2 million compared to $32.0 million for the second quarter of 2006. The increase in contract revenue resulted from higher rates and deployment in the Gulf Coast market offsetting lower volumes moved for Delaware River refineries.
Spot market revenue for the second quarter of 2005 was $15.1 million compared to $9.8 million for the second quarter of 2006. This decrease was caused by lower utilization, as discussed below, experienced by our spot fleet during the 2006 period. Refinery production in the Gulf of Mexico was lower than the second quarter of 2005. The decreased production was driven by lower production at a number of Gulf refineries impacted by the 2005 hurricane season and shut-downs for maintenance and retooling to prepare for the new ultra low sulfur diesel specifications. The decreased level of refinery production resulted in an increase in the volume of imported products moved by foreign flag vessels and a decrease in the volume of cargo we carried. Due to these factors, we experienced 52 days of out of service for idle time in our spot fleet in the second quarter of 2006 as compared to 7 days in the same quarter of 2005.
We expect spot market rates will continue to increase in 2006 as more refinery output is being produced and is available to move, combined with strong product demand in the markets we serve. In addition, the supply of Jones Act vessels will decline in the second half of 2006 and the first half of 2007 with six vessels reaching their OPA retirement dates during this period, one of which is our tanker, PERSEVERANCE. We expect our exposure to the spot market in 2006 to be generally consistent with our exposure in 2005. Although our spot market exposure inherently brings with it potential for reduced utilization and revenues, we believe that anticipated market demand and the continuing reduction in the size of the US Jones Act fleet lessens this risk.
Non-petroleum revenue consists of revenue from the ALLEGIANCE which reached her OPA retirement date in late 2005 and is currently working in the grain trade. Due to the cyclical nature of the grain market, we experienced 49 days of out of service for idle time for the ALLEGIANCE in the second quarter of 2006. Late in the second quarter of 2006, the ALLEGIANCE embarked on a grain cargo to Port Sudan, which is scheduled to complete discharging in August and return to the US west coast by early September. Non-petroleum revenue was $2.1 million for the second quarter of 2006. Early in the third quarter of 2006, the PERSEVERANCE reached her OPA retirement date and was also redeployed to the transportation of non-petroleum cargo. No voyages have been booked for the PERSEVERANCE and we anticipate the vessel may remain idle for 30 to 45 days.
Utilization
Vessel utilization is also a driver in the amount of revenue we generate. Utilization decreased from 81.8% in the second quarter of 2005 to 77.5% for the second quarter of 2006. In January 2006, the M210 entered the shipyard for her double-hull rebuild. The M210 is expected to return to service in the fourth quarter of 2006 renamed the M242. Upon completion of the M210, the OCEAN 211 will enter the shipyard for her double-hull rebuild. The OCEAN 211 is expected to return to service late in the second quarter of 2007 renamed the M243. These are the seventh and eighth barges to be rebuilt since the inception of our rebuilding program in 1998.

We incurred approximately 140 days of out of service time for maintenance and capital projects, including barge rebuilding, during the second quarter of 2006 compared to 154 days in the second quarter of 2005. In the second quarter of 2006, we also incurred 52 days of out of service time for idle time in our spot fleet due to refinery outages and maintenance noted above in our discussion of rates. This compares to 7 days out of service time for idle time in the second quarter of 2005. In the Delaware River lightering operation, refinery maintenance at one refinery, as well as changes in the crude oil sourcing patterns of two lightering customers, resulted in lightering volumes that were lower than the second quarter of 2005.
We expect to have at least 184 days of out of service time during the third quarter of 2006 as compared to 140 days in the current period, which includes scheduled maintenance and double-hull rebuilding but not unscheduled out of service time. We expect less Delaware River refinery maintenance activity in upcoming quarters, and are working with our customers towards increasing our lightering fleet volumes. Early in the third quarter of 2006, the PERSEVERANCE reached her OPA retirement date and also was redeployed to the transportation of non-petroleum cargo. We anticipate the vessel may remain idle for 30 to 45 days.
Barrels of cargo transported decreased from 44 million for the second quarter of 2005 to 41 million for the second quarter of 2006. Barrels transported decreased primarily due to the aforementioned reduction in lightering volumes in 2006.
Operations expense
Voyage costs decreased from $11.7 million for the second quarter of 2005 to $10.3 million for the second quarter of 2006 a decrease of $1.4 million, or 12.0%. The cost of fuel used in our vessels decreased $0.8 million, or 10.0%, compared to the same period in 2005. Although the average price of fuel increased 22.2%, the gallons used were 26% less than the same period in 2005. Port charges decreased $0.6 million, or 14.5%. The decrease in fuel and port charges was due to the idle time discussed in utilization above.
Operations expenses, excluding voyage costs discussed above, increased from $13.6 million for the second quarter of 2005 to $16.7 million for the second quarter of 2006, an increase of $3.1 million, or 22.8%. During the fourth quarter of 2005, the SEABROOK entered service for us in the clean product trade and in the second quarter of 2006 the SEA SWIFT entered service for us as a chartered tugboat to replace lost tugboat capacity. Costs related to these time-charters in the second quarter of 2006 were $2.9 million. Crew expenses increased $0.4 million due to seagoing salary and benefit increases as well as an increased number of crewmembers compared to the same period in 2005. Shoreside support expenses increased $0.2 million primarily due to increased headcount. Vessel related insurance costs decreased $0.2 million compared to the same period of 2005, offsetting the above listed increases.
Maintenance expense
Maintenance expense increased from $1.4 million for the second quarter of 2005 to $1.6 million for the second quarter of 2006, an increase of $0.2 million or 14.3% primarily due to an increase in unplanned maintenance for our fleet.
General and Administrative expense
General and administrative expenses decreased from $2.4 million for the second quarter of 2005 to $2.3 million for the second quarter of 2006, a decrease of $0.1 million, or 4.2% primarily as a result of decreased legal fees compared to the same period in 2005, most of which were incurred in connection with patent litigation with pending at that time.
Operating Income
As a result of the aforementioned changes in revenue and expenses, operating income decreased from $8.0 million for the second quarter of 2005 to $4.8 million for the second quarter of 2006, a decrease of $3.2 million, or 40.0%.

Other Income
Other income for the second quarter of 2005 included a $4.0 million settlement received from Penn Maritime Inc. and Penn Tug & Barge Inc. (together “Penn Maritime”) on our claim for patent infringement and misappropriation of trade secrets. Penn Maritime agreed to pay us $4.0 million to settle all of our claims, and received a license to use our patented double-hulling process on their then existing fleet. We did not have any similar transactions in 2006.
Income Tax Provision
Income tax provision decreased from $4.2 million for the second quarter of 2005 to $1.9 million for the second quarter of 2006, a decrease of $2.3 million, or 54.8%. We record reserves for income taxes based on the estimated amounts that we will likely have to pay based on our taxable income. We periodically review our position based on the best available information and adjust our income tax reserve accordingly.
Net Income
Net income decreased from $7.2 million for the second quarter of 2005 to $3.6 million for the second quarter of 2006, a decrease of $3.6 million, or 50.0%, as a result from the aforementioned changes in revenue and expenses.
Six Month Comparison
Revenues
TCE revenue for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 was as follows:

	June 30, 2006	June 30, 2005
Voyage revenue	$91,287	$89,870
Voyage costs	22,008	20,596

Time Charter Equivalent	$69,279	$69,274

Vessel utilization	78.5%	81.8%

Available days	2,615	2,392

Revenue days	2,271	2,223

TCE revenue stayed consistent at $69.3 million for the six months ended June 30, 2006 with the same period in 2005.
Rates
Voyage revenue consists of revenue generated under term contracts as well as revenue generated for spot market transportation. Rates in each of these markets are significant drivers in the amount of revenue we generate.
Contract revenue for the six months ended June 30, 2005 was $63.5 million compared to $65.0 million for the six months ended June 30, 2006. The increase in contract revenue resulted from higher rates and deployment in the Gulf Coast market offsetting lower volumes moved for Delaware River refineries.
Spot market revenue for the six months ended June 30, 2005 was $26.5 million compared to $19.2 million for the six months ended June 30, 2006. The decrease was caused by lower utilization, as discussed below, experienced by our spot fleet in the first half of 2006. Refinery production in the Gulf of Mexico during the first six months of 2006 was lower than the first six months of 2005. The decreased production was driven by lower production at a number of Gulf refineries impacted by the 2005 hurricane season and shut-downs for maintenance and retooling to prepare for the new ultra low sulfur diesel specifications. The decreased level of refinery production resulted in an increase in the volume of imported products moved by foreign flag vessels and a decrease in the volume of cargo we carried. Due to these factors, we experienced 132 days of out of service for idle time in our spot fleet during the first six months of 2006 as compared to 12 days during the 2005 period.
Non-petroleum revenue consists of revenue from the ALLEGIANCE which reached her OPA retirement date late in 2005 and is currently working in the grain trade. Due to the cyclical nature of the grain market, we experienced 49 days of out of service for idle time for the ALLEGIANCE in the first half of 2006. Late in the second quarter of 2006, the ALLEGIANCE embarked on a grain cargo to Port Sudan, which is scheduled to complete discharging in August and return to the US west coast by early September. Non-petroleum revenue was $7.1 million for the six months ended June 30, 2006. Early in the third quarter of 2006, the PERSEVERANCE reached her OPA retirement date and was also redeployed to the transportation of non-petroleum cargo. No voyages have been booked for the PERSEVERANCE and we anticipate the vessel may remain idle for 30 to 45 days.
Utilization
Vessel utilization is also a driver in the amount of revenue we generate. Utilization decreased from 81.8% in the six months ended June 30, 2005 to 78.5% for the six months ended June 30, 2006. In January 2006, the M210 entered the shipyard for her double-hull rebuild. The M210 is expected to return to service in the third quarter of 2006 renamed the M242. Upon completion of the M210, the OCEAN 211 will enter the shipyard for her double-hull rebuild. The OCEAN 211 is expected to return to service in the second quarter of 2007 renamed the M243. These are the seventh and eighth barges to be rebuilt since the inception of our rebuilding program in 1998.
We incurred approximately 248 days of out of service time for planned maintenance and capital projects, including barge rebuilding, during the six months ended June 30, 2006 compared to 299 days in the six months ended June 30, 2005. In the six months ended June 30, 2006, we also incurred 132 days of out of service time for idle time in our spot fleet due to refinery outages and maintenance noted above in our discussion of rates. This compares to 12 days out of service time for idle time for the six months ended June 30, 2006. In the Delaware River lightering operation, there were three refineries undergoing scheduled maintenance for a portion of the first quarter and early part of the second quarter of 2006. As a result, barrels delivered to our crude-oil lightering customers during the six months ended June 30, 2006 decreased compared to the six months ended June 30, 2005.
Barrels of cargo transported decreased from 90 million for the six months ended June 30, 2005 to 84 million for the six months ended June 30, 2006. Barrels transported decreased primarily due to the aforementioned reduction in lightering volumes in 2006.
Operations expense
Voyage costs increased from $20.6 million for the six months ended June 30, 2005 to $22.0 million for the six months ended June 30, 2006 an increase of $1.4 million, or 6.8%. The cost of fuel used in our vessels increased $0.9 million, or 6.3%, compared to the same period in 2005. Although the average price of fuel increased 22.9%, the gallons used were 13.5% less than the same period of 2005. Port charges increased $0.5 million, or 8.1%, principally due to the redeployment of the ALLEGIANCE in 2005 to the grain trade partially offset by days out of service for idle time in our non-petroleum and spot fleets.
Operations expenses, excluding voyage costs discussed above, increased from $26.7 million for the six months ended June 30, 2005 to $34.1 million for the six months ended June 30, 2006, an increase of $7.4 million, or 27.7%. During the fourth quarter of 2005, the SEABROOK entered service for us in the clean products trade and in the second quarter of 2006, the SEA SWIFT entered service for us as a chartered tugboat to replace lost tugboat capacity. Costs related to these time-charters in the six months ended June 30, 2006 were $5.5 million. Crew expenses increased $1.5 million due to seagoing salary and benefit increases. Shoreside support expenses increased $0.8 million, primarily as a result of an increase in personnel and employment related expenses and professional fees compared to the same period in 2005. Vessel related insurance costs decreased $0.5 million compared to the same period in 2005, offsetting the above increases.

Maintenance expense
Maintenance expense increased from $2.8 million for the six months ended June 30, 2005 to $3.8 million for the six months ended June 30, 2006, an increase of $1.0 million, or 35.7% primarily due to the increase of unplanned maintenance for the first six months of 2006 compared to 2005.
General and Administrative expense
General and administrative expenses decreased from $7.8 million for the six months ended June 30, 2005 to $4.6 million for the six months ended June 30, 2006, a decrease of $3.2 million, or 41.0%. In the first quarter of 2005, Stephen Van Dyck retired as Executive Chairman of our Board of Directors. As a result, in the first quarter of 2005 we recorded a $2.4 million charge related to a consulting agreement and the acceleration of Mr. Van Dyck’s enhanced retirement benefit. The remaining decreases from 2005 were related to reductions in professional fees, most of which were incurred in connection with patent litigation occurring at that time. The litigation was subsequently settled in May 2005.
Gain on Sale and Involuntary Conversion of Assets
Gain on sale of assets for the first quarter of 2005 of $0.6 million consisted of a pre-tax gain on the sale of a tug, the Port Everglades, which had been idle and not operating as a core part of our fleet.
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
Operating Income
As a result of the aforementioned changes in revenue and expenses, operating income decreased from $14.4 million for the six months ended June 30, 2005 to $12.6 million for the six months ended June 30, 2006, a decrease of $1.8 million, or 12.5%.
Other Income
Other income for the six months ended June 30, 2005 included a $4.0 million settlement received from Penn Maritime Inc. and Penn Tug & Barge Inc. (together “Penn Maritime”) on our claim for patent infringement and misappropriation of trade secrets. Penn Maritime agreed to pay us $4.0 million to settle all of our claims, and received a license to use our patented double-hulling process on their then existing fleet. We did not have any similar transactions in 2006.
Income Tax Provision
Income tax provision decreased from $6.3 million for the six months ended June 30, 2005 to $4.8 million for the six months ended June 30, 2006, a decrease of $1.5 million, or 23.8%. We record reserves for income taxes based on the estimated amounts that we will likely have to pay based on our taxable income. We periodically review our position based on the best available information and adjust our income tax reserve accordingly.

Net Income
Net income decreased from $10.9 million for the six months ended June 30, 2005 to $9.0 million for the six months ended June 30, 2006, a decrease of $1.9 million, or 17.4%, resulting from the aforementioned changes in revenue and expenses.
Liquidity and Capital Resources
General
For the six months ended June 30, 2006, net cash provided by operating activities was $27.0 million. These funds were sufficient to meet debt service obligations and loan agreement covenants, to make capital improvements and to allow us to pay dividends for the first six months of 2006. We believe funds provided by operating activities, augmented by our Revolving Credit Facility, described below, the proceeds from our December 2005 common stock offering and investing activities, will be sufficient to finance operations, routine capital expenditures, lease payments and required debt repayments in the foreseeable future. Dividends are authorized at the discretion of our Board of Directors and although dividends have been made quarterly in each of the last three years, we cannot assure you that the dividend will continue. The ratio of debt to total capitalization was 0.21:1 at June 30, 2006.
On December 14, 2005, we sold 3,000,000 shares of our common stock under our shelf registration statement in an underwritten public offering at $26 per share. On December 28, 2005, we issued an additional 450,000 shares at $26 per share upon the exercise of the underwriters’ over-allotment option. Proceeds from the equity offering were approximately $84.5 million after underwriters’ discounts and commissions and expenses.
Debt Obligations and Borrowing Facility
At June 30, 2006, we had $57.4 million in total outstanding debt, which is secured by mortgages on some of our fixed assets. The current portion of this debt at June 30, 2006 was $4.1 million.
We have a revolving credit facility (“Revolving Credit Facility”) with Citizens Bank and a syndicate of other financial institutions (“Lenders”). Pursuant to the terms of the amended credit and security agreement, we may borrow up to $60 million under the Revolving Credit Facility and have the ability to increase that amount to $120 million through additional bank commitments in the future. Interest is variable based on either the LIBOR rate plus an applicable margin (as defined in the Revolving Credit Facility) or the prime rate. The amended Revolving Credit Facility expires in October 2010. We have granted first preferred ship mortgages and a first security interest in some of our vessels and other collateral in connection with the Revolving Credit Facility. At June 30, 2006, there were no amounts outstanding under the Revolving Credit Facility. The Revolving Credit Facility requires us to maintain our properties in a specific manner, maintain specified insurance on our properties and business, and abide by other covenants which are customary with respect to such borrowings. The Revolving Credit Facility also requires us to meet certain financial covenants. If we fail to comply with any of the covenants contained in the Revolving Credit Facility, the Lenders may declare the entire balance outstanding, if any, immediately due and payable, foreclose on the collateral and exercise other remedies under the Revolving Credit Facility. We were in compliance with all covenants at June 30, 2006.
We have additional financing agreements consisting of (1) a $7.3 million term loan with Lombard US Equipment Financing Corp. with a 5-year amortization that accrues interest at an average fixed rate of 5.14% (“Term Loan A”) and (2) a $29.5 million term loan with Fifth Third Bank with a 9.5-year amortization and a 50% balloon payment at the end of the term (“Term Loan B”). Term Loan B accrues interest at an average fixed rate of 5.98% on $6.5 million of the loan and 5.53% on $23.0 million of the loan. Principal payments on Term Loan A are required on a quarterly basis and began in January 2004. Principal payments on Term Loan B are required on a monthly basis and began in November 2003. We have granted first preferred ship mortgages and a first security interest in some of our vessels and other collateral to Lombard US Equipment Financing Corp. and Fifth Third Bank as a guarantee of the loan agreements. The loan agreements require us to maintain our properties in a specific manner, maintain specified insurance on our properties and business, and abide by other covenants, which are customary with respect to such borrowings. The loan agreements also require us to meet certain financial covenants that began in the quarter ended December 31, 2003. If we fail to comply with any of the covenants contained in the loan agreements, Lombard US Equipment Financing Corp. and Fifth Third Bank may call the entire balance outstanding on the loan agreements immediately due and payable, foreclose on the collateral and exercise other remedies under the loan agreements. We were in compliance with all such covenants at June 30, 2006.
In June 2004, we entered into an additional $29.5 million term loan with Fifth Third Bank (“Term Loan C”). Term Loan C has a 9.5-year amortization and a 55% balloon payment at the end of the term and accrues interest at a fixed rate of 6.28%. A portion of the proceeds of Term Loan C were used to pay down existing borrowings under the Revolving Credit Facility. Principal payments on Term Loan C are required on a monthly basis and began in August 2004. We have granted first preferred ship mortgages and a first security interest in the M214 and its married tugboat, the HONOUR, to secure Term Loan C. Term Loan C requires us to maintain the collateral in a specific manner, maintain specified insurance on our properties and business, and abide by other covenants which are customary with respect to such borrowings. If we fail to comply with any of the covenants contained in Term Loan C, Fifth Third Bank may foreclose on the collateral or call the entire balance outstanding on Term Loan C immediately due and payable. We were in compliance with all applicable covenants at June 30, 2006.
As of June 30, 2006, we had the following amounts outstanding under our debt agreements:
$3.9 million under Term Loan A;
$26.1 million under Term Loan B; and
$27.4 million under Term Loan C.
Contractual Obligations
Total future commitments and contingencies related to our outstanding debt obligations, noncancellable operating leases and purchase obligations, as of June 30, 2006, were as follows:

	($000s)
		Less than	One to	Three to	More than
	Total	one year	three years	five years	five years
Debt Obligations	$57,415	$4,086	$8,057	$6,384	$38,888
Operating Leases	2,191	549	1,154	488	—
Purchase Obligations*	248,981	112,394	136,587	—	—

Total	$308,587	$117,029	$145,798	$6,872	$38,888

*	Purchase obligations represent amounts due under existing vessel rebuild contracts, new ATB build contracts and new tugboat contracts.
In July 2005, we awarded contracts to rebuild the M210 and the OCEAN 211 to double-hull configurations. These are our seventh and eighth single-hulled barges to be rebuilt to double-hull configurations. The rebuild of the M210 is expected to have a total cost of approximately $30.0 million; of which $24.0 million is a fixed contract with the shipyard and the remainder of the equipment is to be furnished by us. The rebuild of the OCEAN 211 is also expected to have a total cost of approximately $30.0 million; of which $23.0 million is a fixed contract with the shipyard and the remainder of the equipment is to be furnished by us. The rebuilds of the M210 and OCEAN 211 will also include the insertions of mid-bodies that will increase their capacity by approximately 38,000 barrels each. We expect to finance the projects with a combination of internally generated funds and borrowings under our Revolving Credit Facility, proceeds from the equity offering in December 2005 and additional debt or equity financings as necessary. The rebuilds of the M210 and the OCEAN 211 are expected to be completed in the fourth quarter of 2006 and late in the second quarter of 2007, respectively. The M210 will re-enter service renamed the M242 and the OCEAN 211 will re-enter service renamed the M243. As of June 30, 2006, $17.4 million and $5.2 million had been spent on the rebuilds, respectively.

On September 2, 2005, we entered into a shipbuilding contract with Bender Shipbuilding & Repair Co., Inc., or Bender. Under the shipbuilding contract, Bender will construct and deliver three ATBs, each having a carrying capacity of 335,000 barrels (98% capacity), for a total cost to us, including owner-furnished materials, of approximately $232.5 million. We expect to finance the construction of the three ATBs with a combination of internally generated funds, borrowings under our Revolving Credit Facility, a portion of the proceeds from the equity offering in December 2005 and additional debt or equity financing as necessary. As of June 30, 2006, $37.9 million has been paid to Bender. The ATBs are scheduled for delivery on October 1, 2007, May 1, 2008 and December 1, 2008, subject in each case to permitted postponements under the contract.
On May 26, 2006, we entered into a shipbuilding contract with Bender to build two new 8,000-horsepower tugboats. The two new tugboats are expected to be delivered in the fourth quarter of 2008 and the first quarter of 2009. The total cost for the two tugboats is expected to be $32 million. Once delivered, one of the tugboats will replace the tugboat VALOUR. We plan to pair the second newbuild tugboat with the M 215, the final single-hulled barge scheduled for rebuilding. As of June 30, 2006, $3.2 million had been spent on the newbuilds.
Impact of Recent Accounting Pronouncements
Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment, “SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. SFAS 123(R) supersedes our previous accounting under SFAS 123 for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “SAB 107” relating to SFAS 123(R). We have applied the provisions of SAB 107 in its adoption of SFAS 123(R).
We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal 2006 year. Our consolidated financial statements as of and for the six months ended June 30, 2006 reflect the impact of SFAS 123(R). The effect of adopting SFAS 123(R) on net income and earnings per share was minimal compared to the prior year as we had already adopted the fair value recognition provisions of SFAS 123. Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from stock compensation as operating cash flows in the Statements of Cash Flows. In accordance with SFAS 123(R), tax benefit cash flows are presented as financing cash flows. In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).
In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Accounting Changes in Interim Financial Statements (“SFAS 154”), which provides guidance on the accounting for and the reporting of accounting changes, including changes in principle, accounting estimates and the reporting entity, as well as, corrections of errors in previously issued financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This statement requires retrospective application of accounting changes where retrospective application is defined as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity.
ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
The principal market risk to which we are exposed is a change in interest rates on our Revolving Credit Facility. We manage our exposure to changes in interest rate fluctuations by optimizing the use of fixed and variable rate debt. The table below presents principal cash flows by year of maturity. We had only fixed rate debt at June 30, 2006. Variable interest rates would fluctuate with LIBOR and federal fund rates. The weighted average interest rate on our outstanding debt at June 30, 2006 was 5.91%.

	Expected Years of Maturity
Liabilities	2006*	2007	2008	2009	2010	Thereafter
($000s)
Fixed Rate	$2,014	$4,202	$4,445	$3,007	$3,191	$40,556
Average Interest Rate	5.92%	5.94%	5.97%	5.97%	5.97%	6.07%

*	For the period July 1, 2006 through December 31, 2006
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes the Company’s purchases of its common stock for the three months ended June 30, 2006:
Issuer Purchases of Equity Securities

			(c) Total Number of	(d) Maximum Number (or
			Shares (or Units)	Approximate Dollar Value) of
	(a) Total Number	(b) Average Price	Purchased as Part of	Shares (or Units) that May Yet
	of Shares	Paid per share (or	Publicly Announced	Be Purchased Under the Plans
Period	Purchased (1)	Units)	Plans or Programs	or Programs
April 1 - 30, 2006	—	—	—	—
May 1 - 31, 2006	3,968	26.33	—	—
June 1 - 30, 2006	3,440	24.82	—	—

Total	7,408	25.63

(1)	These amounts consist of shares we purchased from our officers, non-employee directors and other employees who elected to pay the exercise price or withholding taxes upon the exercise of stock options or vesting of restricted stock by delivering (and, thus, selling) shares of Maritrans Inc. common stock in accordance with the terms of our equity compensation plans. We purchased these shares at their fair market value, as determined by reference to the closing price of the common stock on the day of exercise or vesting.
ITEM 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of Stockholders of the Company (the “Meeting”) was held on April 28, 2006. At the Meeting, the following nominees were re-elected as directors of the Company to serve until the Annual Meeting of Stockholders in 2009. The votes are set forth after their names below.
The voting results for all matters at the meeting were as follows:
1. Election of Directors

Name of Nominee	For	Withheld
Mr. William A. Smith	9,582,709	53,239
Mr. Jonathan P. Whitworth	9,204,705	431,243
Mr. Gary K. Wright	9,582,719	53,229
The terms of office of the following directors continued after the meeting in accordance with the Company’s Certificate of Incorporation: Dr. Craig E. Dorman, Mr. Frederick C. Haab, Mr. Robert J. Lichtenstein and Mr. Brent A. Stienecker.
2. The Maritrans Inc. Annual Incentive Plan was approved receiving 5,304,580 votes for approval and 179,298 votes against approval with 28,156 votes abstaining. Broker non-votes were not permitted with respect to this proposal.
3. The ratification of the selection by the Board of Directors of Ernst & Young LLP as the Company’s independent registered public accounting firm for 2006 was approved receiving 9,143,200 votes for approval and 481,530 votes against approval with 11,218 votes abstaining. Broker non-votes were not permitted with respect to this proposal.
ITEM 6. Exhibits
10.1	—	Shipbuilding contract between Maritrans Operating Company, L.P. and Bender Shipbuilding & Repair Co., Inc. *

18	—	Letter, dated August 4, 2006, from Ernst & Young LLP, regarding change in accounting principle for planned major maintenance activities

31.1	—	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	—	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	—	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2	—	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

*	Confidential Treatment Requested

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
MARITRANS INC.
(Registrant)

By:	/s/ Walter T. Bromfield	Dated: August 8, 2006
Walter T. Bromfield Chief Financial Officer (Principal Financial Officer)

By:	/s/ Judith M. Cortina	Dated: August 8, 2006
Judith M. Cortina Director of Finance and Controller (Principal Accounting Officer)