Form 10-Q
period 2006-09-30
MARITRANS INC /DE/
filed 2006-11-06
CIK 810113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period ended September 30, 2006
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
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date
Common Stock $.01 par value,12,029,060 shares outstanding as of November 1, 2006.

MARITRANS INC.
INDEX

PART I: FINANCIAL INFORMATION
MARITRANS INC.
CONSOLIDATED BALANCE SHEETS
($000)

	September 30,	December 31,
	2006	2005
	(Unaudited)	As Adjusted
		(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$42,782	$58,794
Trade accounts receivable	17,238	20,144
Claims and other receivables	8,368	2,527
Inventories	5,832	5,114
Prepaid expenses	4,165	1,737

Total current assets	78,385	88,316
Vessels and equipment	490,191	455,767
Less accumulated depreciation	234,629	222,126

Net vessels and equipment	255,562	233,641
Deferred costs, net	19,913	21,405
Goodwill	2,863	2,863
Other	196	211

Total assets	$356,919	$346,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt due within one year	$4,144	$3,973
Trade accounts payable	10,855	9,323
Accrued wages and benefits	2,253	5,007
Accrued insurance costs	5,976	2,385
Current income taxes	—	2,488
Other accrued liabilities	6,472	2,108

Total current liabilities	29,700	25,284
Long-term debt	52,271	55,400
Long-term tax payable	4,414	5,714
Other liabilities	4,138	3,721
Deferred income taxes	43,481	42,321
Stockholders’ equity
Common stock	176	176
Capital in excess of par value	174,572	174,595
Retained earnings	101,778	93,487
Unearned compensation	—	(1,027)
Less: Cost of shares held in treasury	(53,611)	(53,235)

Total stockholders’ equity	222,915	213,996

Total liabilities and stockholders’ equity	$356,919	$346,436

See notes to financial statements.

MARITRANS INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
($000, except per share amounts)

	Three Months
	Ended September 30,
	2006	2005
		As Adjusted
		(Note 2)
Revenues	$49,161	$44,930
Costs and expenses:
Operations expense	33,062	23,233
Maintenance expense	2,072	1,804
General and administrative	2,231	2,208
Depreciation and amortization	8,209	8,963

Total operating expense	45,574	36,208
Operating income	3,587	8,722
Interest expense (net of capitalized interest of $837 and $124, respectively)	(43)	(838)
Interest income	680	114
Other income, net	58	59

Income before income taxes	4,282	8,057
Income tax provision	272	1,654

Net income	$4,010	$6,403

Basic earnings per share	$0.34	$0.76

Diluted earnings per share	$0.33	$0.74

Dividends declared per share	$0.11	$0.11
See notes to financial statements

MARITRANS INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
($000, except per share amounts)

	Nine Months
	Ended September 30,
	2006	2005
		As Adjusted
		(Note 2)
Revenues	$140,448	$134,800
Costs and expenses:
Operations expense	89,132	70,518
Maintenance expense	5,894	4,623
General and administrative	6,823	10,017
Depreciation and amortization	25,267	27,179
Gain on involuntary conversion of assets	(2,868)	—
Gain on sale of assets	—	(647)

Total operating expense	124,248	111,690
Operating income	16,200	23,110
Interest expense (net of capitalized interest of $2,255 and $643 respectively)	(425)	(2,259)
Interest income	2,119	281
Other income, net	197	4,151

Income before income taxes	18,091	25,283
Income tax provision	5,122	7,941

Net income	$12,969	$17,342

Basic earnings per share	$1.09	$2.07

Diluted earnings per share	$1.08	$2.03

Dividends declared per share	$0.33	$0.33
See notes to financial statements.

MARITRANS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
($000)

	Nine Months
	Ended September 30,
	2006	2005
		As Adjusted
		(Note 2)
Cash flows from operating activities:
Net income	$12,969	$17,342
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,355	17,162
Amortization of major maintenance costs	9,912	10,017
Expenditures for major maintenance costs	(9,499)	(8,314)
Deferred income taxes	1,160	(601)
Changes in long-term tax payable	(1,300)	(1,161)
Tax benefit on stock compensation	—	813
Stock compensation expense	818	673
Changes in receivables, inventories and prepaid expenses	(5,718)	(647)
Changes in current liabilities, other than debt	3,898	1,232
Changes in non-current assets and liabilities	436	1,855
Gain on involuntary conversion of assets	(2,868)	—
Gain on sale of assets	—	(647)

Total adjustments to net income	12,194	20,382

Net cash provided by operating activities	25,163	37,724

Cash flows from investing activities:
Proceeds from sale of marine vessels and equipment	—	647
Proceeds from involuntary conversion	4,000	—
Purchase of marine vessels and equipment	(38,407)	(39,828)

Net cash used in investing activities	(34,407)	(39,181)

Cash flows from financing activities:
Payment of long-term debt	(2,958)	(2,797)
Payments under revolving credit facility	—	(3,500)
Borrowings under revolving credit facility	—	5,000
Dividends declared and paid	(3,968)	(2,816)
Proceeds from exercise of stock option	45	34
Tax benefit on stock compensation	290	—
Fees related to the issuance of stock	(177)	—

Net cash used in financing activities	(6,768)	(4,079)

Net increase in cash and cash equivalents	(16,012)	(5,536)
Cash and cash equivalents at beginning of period	58,794	6,347

Cash and cash equivalents at end of period	$42,782	$811

See notes to financial statements

MARITRANS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
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

The Company recorded this change in accounting principle in accordance with SFAS No. 154, Accounting Changes and Error Corrections, which provides guidance on the accounting for and the reporting of accounting changes, including changes in accounting principles. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. SFAS 154 requires retrospective application of accounting changes which is defined as the application of a different accounting principle to prior accounting periods as if that principle had always been used.
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

		Effect of
	Three Months Ended	Change in	Three Months Ended
	September 30, 2006	Accounting	September 30, 2006
	Pre Adoption	Principle	as Reported
Revenues	$49,161	$—	$49,161
Costs and expenses:
Operation expense	33,062		33,062
Maintenance expense	5,457	(3,385)	2,072
General and administrative	2,231		2,231
Depreciation and amortization	5,154	3,055	8,209

Total operating expenses	45,904	(330)	45,574
Operating income	3,257	330	3,587
Interest expense	(43)		(43)
Interest income	680		680
Other income, net	58		58

Income before income taxes	3,952	330	4,282
Income tax provision	153	119	272

Net income	$3,799	$211	$4,010

Basic earnings per share	$0.32	$0.02	$0.34
Diluted earnings per share	$0.31	$0.02	$0.33

		Effect of
	Three Months Ended	Change in	Three Months Ended
	June 30, 2006	Accounting	June 30, 2006
	Pre Adoption	Principle	as Reported
Revenues	$43,903	$—	$43,903
Costs and expenses:
Operation expense	27,094		27,094
Maintenance expense	4,931	(3,282)	1,649
General and administrative	2,287		2,287
Depreciation and amortization	4,958	3,098	8,056

Total operating expenses	39,270	(184)	39,086
Operating income	4,633	184	4,817
Interest expense	(108)		(108)
Interest income	761		761
Other income, net	63		63

Income before income taxes	5,349	184	5,533
Income tax provision	1,862	66	1,928

Net income	$3,487	$118	$3,605

Basic earnings per share	$0.29	$0.01	$0.30
Diluted earnings per share	$0.29	$0.01	$0.30

		Effect of
	Three Months Ended	Change in	Three Months Ended
	March 31, 2006	Accounting	March 31, 2006
	as Reported	Principle	as Adjusted
Revenues	$47,384	$—	$47,384
Costs and expenses:
Operation expense	28,976		28,976
Maintenance expense	5,277	(3,103)	2,174
General and administrative	2,305		2,305
Depreciation and amortization	5,244	3,759	9,003
Gain on involuntary conversion of assets	(2,868)		(2,868)

Total operating expenses	38,934	656	39,590
Operating income	8,450	(656)	7,794
Interest expense	(273)		(273)
Interest income	678		678
Other income, net	76		76

Income before income taxes	8,931	(656)	8,275
Income tax provision	3,157	(236)	2,921

Net income	$5,774	$(420)	$5,354

Basic earnings per share	$0.49	$(0.04)	$0.45
Diluted earnings per share	$0.48	$(0.03)	$0.45

		Effect of
	Nine Months Ended	Change in	Nine Months Ended
	September 30, 2006	Accounting	September 30, 2006
	Pre Adoption	Principle	as Reported
Revenues	$140,448	$—	$140,448
Costs and expenses:
Operation expense	89,132		89,132
Maintenance expense	15,664	(9,770)	5,894
General and administrative	6,823		6,823
Depreciation and amortization	15,355	9,912	25,267
Gain on involuntary conversion of assets	(2,868)	—	(2,868)

Total operating expenses	124,106	142	124,248
Operating income	16,342	(142)	16,200
Interest expense	(425)		(425)
Interest income	2,119		2,119
Other income, net	197		197

Income before income taxes	18,233	(142)	18,091
Income tax provision	5,173	(51)	5,122

Net income	$13,060	$(91)	$12,969

Basic earnings per share	$1.10	$(0.01)	$1.09
Diluted earnings per share	$1.09	$(0.01)	$1.08

		Effect of
	Three Months Ended	Change in	Three Months Ended
	September 30, 2005	Accounting	September 30, 2005
	as Reported	Principle	as Adjusted
Revenues	$44,930	$—	$44,930
Costs and expenses:
Operation expense	23,233		23,233
Maintenance expense	5,221	(3,417)	1,804
General and administrative	2,208		2,208
Depreciation and amortization	5,947	3,016	8,963

Total operating expenses	36,609	(401)	36,208
Operating income	8,321	401	8,722
Interest expense	(838)		(838)
Interest income	114		114
Other income, net	59		59

Income before income taxes	7,656	401	8,057
Income tax provision	1,510	144	1,654

Net income	$6,146	$257	$6,403

Basic earnings per share	$0.73	$0.03	$0.76
Diluted earnings per share	$0.71	$0.03	$0.74

	Nine Months	Effect of
	Ended September	Change in	Nine Months Ended
	30, 2005	Accounting	September 30, 2005
	as Reported	Principle	as Adjusted
Revenues	$134,800	$—	$134,800
Costs and expenses:
Operation expense	70,518		70,518
Maintenance expense	15,312	(10,689)	4,623
General and administrative	10,017		10,017
Depreciation and amortization	17,162	10,017	27,179
Gain on sale of assets	(647)		(647)

Total operating expenses	112,362	(672)	111,690
Operating income	22,438	672	23,110
Interest expense	(2,259)		(2,259)
Interest income	281		281
Other income, net	4,151		4,151

Income before income taxes	24,611	672	25,283
Income tax provision	7,699	242	7,941

Net income	$16,912	$430	$17,342

Basic earnings per share	$2.02	$0.05	$2.07
Diluted earnings per share	$1.98	$0.05	$2.03

		Effect of
		Change in
	September 30, 2006	Accounting	September 30, 2006
	Pre Adoption	Principle	as Reported
ASSETS
Current assets	$84,387	$(6,002)	$78,385
Vessels and equipment, net	255,562		255,562
Deferred costs, net	—	19,913	19,913
Goodwill	2,863		2,863
Other	1,372	(1,176)	196

Total assets	$344,184	$12,735	$356,919

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$34,812	$(5,112)	$29,700
Non-current liabilities	105,264	(960)	104,304
Stockholders’ equity	204,108	18,807	222,915

Total liabilities and stockholders’ equity	$344,184	$12,735	$356,919

		Effect of
		Change in
	December 31, 2005	Accounting	December 31 2005
	as Reported	Principle	as Adjusted
ASSETS
Current assets	$94,474	$(6,158)	$88,316
Vessels and equipment, net	233,572	69	233,641
Deferred costs, net	—	21,405	21,405
Goodwill	2,863		2,863
Other	1,094	(883)	211

Total assets	$332,003	$14,433	$346,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$31,867	$(6,583)	$25,284
Non-current liabilities	106,153	1,003	107,156
Stockholders’ equity	193,983	20,013	213,996

Total liabilities and stockholders’ equity	$332,003	$14,433	$346,436

		Effect of
	Nine Months Ended	Change in	Nine Months Ended
	September 30, 2006	Accounting	September 30, 2006
	Pre Adoption	Principle	as Reported
Cash flows from operating activities:
Net income	$13,060	$(91)	$12,969
Total adjustments to net income	12,172	22	12,194

Net cash provided by operating activities	25,232	(69)	25,163
Cash flows from investing activities:
Net cash used in investing activities	(34,476)	69	(34,407)
Cash flows from financing activities:
Net cash used in financing activities	(6,768)	—	(6,768)

Net increase in cash and cash equivalents	(16,012)		(16,012)
Cash and cash equivalents at beginning of period	58,794	—	58,794

Cash and cash equivalents at end of period	$42,782	$—	$42,782

	Nine Months	Effect of
	Ended September	Change in	Nine Months Ended
	30, 2005	Accounting	September 30, 2005
	as Reported	Principle	as Adjusted
Cash flows from operating activities:
Net income	$16,912	$430	$17,342
Total adjustments to net income	20,812	(430)	20,382

Net cash provided by operating activities	37,724	—	37,724
Cash flows from investing activities:
Net cash used in investing activities	(39,181)		(39,181)
Cash flows from financing activities:
Net cash used in financing activities	(4,079)	—	(4,079)

Net increase in cash and cash equivalents	(5,536)		(5,536)
Cash and cash equivalents at beginning of period	6,347	—	6,347

Cash and cash equivalents at end of period	$811	$—	$811

	Twelve Months Ended	Effect of Change in	Twelve Months Ended
	December 31, 2005	Accounting	December 31, 2005
	as Reported	Principle	as Adjusted
Revenues	$180,710	$—	$180,710
Costs and expenses:
Operation expense	98,701		98,701
Maintenance expense	20,320	(14,075)	6,245
General and administrative	12,478		12,478
Depreciation and amortization	23,201	12,711	35,912
Gain on sale of assets	(628)		(628)

Total operating expenses	154,072	(1,364)	152,708
Operating income	26,638	1,364	28,002
Interest expense	(2,846)		(2,846)
Interest income	393		393
Other income, net	4,203		4,203

Income before income taxes	28,388	1,364	29,752
Income tax provision	8,509	491	9,000

Net income	$19,879	$873	$20,752

Basic earnings per share	$2.33	$0.10	$2.43
Diluted earnings per share	$2.28	$0.10	$2.38

		Effect of
	Twelve Months Ended	Change in	Twelve Months Ended
	December 31, 2005	Accounting	December 31, 2005
	as Reported	Principle	as Adjusted
Cash flows from operating activities:
Net income	$19,879	$873	$20,752
Total adjustments to net income	19,731	(804)	18,927

Net cash provided by operating activities	39,610	69	39,679
Cash flows from investing activities:
Net cash used in investing activities	(64,222)	(69)	(64,291)
Cash flows from financing activities:
Net cash provided by financing activities	77,059	—	77,059

Net increase in cash and cash equivalents	52,447		52,447

Cash and cash equivalents at beginning of year	6,347	—	6,347

Cash and cash equivalents at end of year	$58,794	$—	$58,794

		Effect of
	Twelve Months Ended	Change in	Twelve Months Ended
	December 31, 2004	Accounting	December 31, 2004
	as Reported	Principle	as Adjusted
Revenues	$149,718	$—	$149,718
Costs and expenses:
Operation expense	80,517		80,517
Maintenance expense	20,761	(13,073)	7,688
General and administrative	11,709		11,709
Depreciation and amortization	22,193	15,582	37,775

Total operating expenses	135,180	2,509	137,689
Operating income	14,538	(2,509)	12,029
Interest expense	(2,318)		(2,318)
Interest income	254		254
Other income, net	333		333

Income before income taxes	12,807	(2,509)	10,298
Income tax provision	2,975	(903)	2,072

Net income	$9,832	$(1,606)	$8,226

Basic earnings per share	$1.20	$(0.20)	$1.00
Diluted earnings per share	$1.16	$(0.19)	$0.97

		Effect of
	Twelve Months Ended	Change in	Twelve Months Ended
	December 31, 2004	Accounting	December 31, 2004
	as Reported	Principle	as Adjusted
Cash flows from operating activities:
Net income	$9,832	$(1,606)	$8,226
Total adjustments to net income	18,578	1,606	20,184

Net cash provided by operating activities	28,410	—	28,410
Cash flows from investing activities:
Net cash used in investing activities	(25,111)		(25,111)
Cash flows from financing activities:
Net cash provided by in financing activities	(566)	—	(566)

Net increase in cash and cash equivalents	2,733		2,733

Cash and cash equivalents at beginning of year	3,614	—	3,614

Cash and cash equivalents at end of year	$6,347	$—	$6,347

3.	Earnings Per Share

The following data show the amounts used in computing basic and diluted earnings per share (“EPS”):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(000’s)		(000’s)
Income available to common stockholders used in basic EPS	$4,010	$6,403	$12,969	$17,342

Weighted average number of common shares used in basic EPS	11,897	8,411	11,884	8,384
Effect of dilutive stock options and restricted shares	171	185	165	178

Weighted number of common shares and dilutive potential common stock used in diluted EPS	12,068	8,596	12,049	8,562

4.	Stock-Based Compensation

Maritrans Inc. had a stock incentive plan (the “Plan”), under which non-employee directors, officers and other key employees could be granted stock, stock options and, in certain cases, receive cash under the Plan. Any outstanding options granted under the Plan were exercisable at a price not less than the market value of the shares on the date of grant. The maximum aggregate number of shares available for issuance under the Plan was 1,750,000. The Plan provided for the automatic grant, on a biannual basis, of non-qualified stock options to non-employee directors. The number of options non-employee directors received was equal to two multiplied by the aggregate number of shares distributed to such non-employee director under the Plan during the preceding calendar year. In April 2003, the Plan expired. Therefore, there are no remaining shares or options reserved for grant under the plan.

In May 1999, the Company adopted the Maritrans Inc. 1999 Directors’ and Key Employees Equity Compensation Plan (the “99 Plan”), which provides non-employee directors, officers and other key employees with certain rights to acquire common stock and stock options. The aggregate number of shares authorized for issuance under the 99 Plan was 900,000 and the shares are issued from treasury stock. Options granted under the 99 Plan are exercisable at a price not less than the market value of the shares on the date of grant. Options vest over a period of 1 to 5 years and have a contractual life of 7 to 10 years. The shares are subject to forfeiture under certain circumstances. Compensation expense, representing the fair value of the shares at the date of issuance, is amortized to general and administrative expense on a straight-line basis over the vesting period for grants that cliff vest at the end of the grant term. For grants that vest over a graded vesting period, the Company uses the accelerated attribution method.

In April 2005, the Company adopted the Maritrans Inc. 2005 Omnibus Equity Compensation Plan (“2005 Plan”), which also provides non-employee directors, officers and other key employees with certain rights to acquire common stock and stock options. The aggregate number of shares authorized for issuance under the 2005 Plan was 300,000 and the shares are issued from treasury stock. There are no outstanding options under the 2005 Plan. The shares are subject to forfeiture under certain circumstances. Compensation expense, representing the fair value of the shares at the date of issuance, is amortized to general and administrative expense on a straight-line basis over the vesting period for grants that cliff vest at the end of the grant term. For grants that vest over a graded vesting period the Company uses the accelerated attribution method.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal 2006 year. The Company’s consolidated financial statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123(R). The effect of adopting SFAS 123(R) on net income and earnings per share was minimal compared to the prior year as the Company had already adopted the fair value recognition provisions of SFAS 123. Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from stock compensation as operating cash flows in the Statements of Cash Flows. In accordance with SFAS 123(R), tax benefit cash flows are now presented as financing cash flows. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recorded for the nine months ended September 30, 2006 and 2005 was $818,000 and $634,000, respectively, and is included in general and administrative expenses.

The following table presents a summary of our stock options for the nine months ended September 30, 2006:

			Weighted
	Number of		Average
	Options	Exercise Price	Exercise Price

Outstanding at 12/31/05	229,928	$5.75 - 14.20	$8.79
Granted	—	—	—
Exercised	29,395	$8.55 - 14.20	$11.88
Cancelled or forfeited	—	—	—
Expired	—	—	—

Outstanding at 9/30/06	200,533	$5.75 - 14.20	$8.34

Exercisable December 31, 2005	171,905	$5.75 - 14.20	$6.81
September 30, 2006	184,709	$5.75 - 14.20	$6.77
During the nine months ended September 30, 2006, 29,395 shares were issued upon the exercise of options. The exercise price of these options ranged from $8.55 to $14.20. During the nine months ended September 30, 2005, 122,304 shares were issued as a result of the exercise of options. The exercise price of these options ranged from $5.375 to $14.20. The Company issues treasury shares or new shares, depending on the plan from which the original grant was made, to satisfy option exercises. The Company can not estimate the amount of future option exercises that will be made. Upon closing of the merger agreement all options will become immediately exercisable.
The fair value of restricted stock is determined based on the closing price of the Company’s common stock on the grant date. The weighted average grant-date fair value of nonvested shares granted during the nine months ended September 30, 2006 was $22.94. The weighted average grant date fair value of nonvested shares granted during the nine months ended September 30, 2005 was $18.57.

The following table presents a summary of the nonvested restricted shares for the nine months ended September 30, 2006:

		Weighted Average
	Number of Shares	Grant Date Fair Value

Nonvested at December 31, 2005	142,900	$15.46
Granted	34,731	$22.94
Vested	47,703	$13.62
Cancelled or forfeited	—	—

Nonvested at September 30, 2006	129,928	$18.13

As of September 30, 2006, there was $1.8 million of total unrecognized compensation costs related to nonvested share-based compensation arrangements that is expected to be recognized over the remaining vesting period which ranges from 1 to 4 years. Upon closing of the merger agreement all nonvested shares will immediately vest.

5.	Income Taxes

The Company’s effective tax rate differs from the federal statutory rate due primarily to state income taxes and certain nondeductible items.

The Company records reserves for income taxes based on the estimated amounts that it would likely have to pay based on its taxable net income. The Company periodically reviews its position based on the best available information and adjusts its income tax reserve accordingly. In the third quarter of 2006 and 2005, we reduced our income tax reserve by $1.3 million and $1.2 million, respectively. This decrease resulted from the restructuring of Maritrans Partners L.P. to Maritrans Inc. in 1993 and to a reduction in amounts previously recorded as liabilities that were no longer deemed to be payable. Due to the non-cash nature of the reduction, there was no corresponding effect on cash flow or income from operations.

6.	Retirement Plans

Net periodic pension cost includes the following components:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	($000s)		($000s)
Service cost of current period	$132	$111	$396	$333
Interest cost on projected benefit obligation	547	487	1,641	1,460
Expected return on plan assets	(502)	(509)	(1,506)	(1,528)
Amortization of prior service cost	42	35	126	104

Net periodic pension cost	$219	$124	$657	$369

7.	Contingencies

In the ordinary course of its business, claims are filed against the Company for alleged damages in connection with its operations. Claims arising from the ordinary course of its business are marine-related claims, lawsuits and labor arbitrations. Marine-related claims are covered by insurance, subject to applicable policy deductibles that are not material as to any type of insurance coverage. Management is of the opinion that the ultimate outcome of such claims outstanding at September 30, 2006 will not have a material adverse effect on the Company’s financial condition and results of operations.

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

9.	Impact of Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes- an interpretation of SFAS No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. We will adopt FIN 48 in fiscal 2007 and are currently evaluating whether the adoption of FIN 48 will have a material effect on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 158, Accounting for Defined Benefit Pension and other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R), which improves financial reporting by requiring the recognition of the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. SFAS 158 also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. SFAS 158 is effective for fiscal years ending after December 15, 2006. We will adopt SFAS 158 in fiscal 2006 and are currently evaluating the effects of adopting this statement.

10.	Merger Announcement

On September 25, 2006, the Company announced that it had entered into a definitive merger agreement with Overseas Shipholding Group, Inc. (“OSG”) pursuant to which OSG will acquire Maritrans Inc. Under the terms of the merger agreement, OSG will acquire Maritrans in an all-cash transaction for $37.50 per share. The transaction is valued at approximately $455 million based on approximately 12 million shares outstanding and the assumption of net debt outstanding as of June 30, 2006. The transaction, which is expected to close by year-end 2006, is subject to approval by a majority of Maritrans’ stockholders and other customary closing conditions, including regulatory approvals. On October 17, 2006, the Federal Trade Commission, on behalf of itself and the Antitrust Division of the Department of Justice, granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 with respect to the proposed transaction. The special meeting of Maritrans’ stockholders, to consider the proposed transaction has been scheduled for November 28, 2006. Stockholders of record at the close of business on October 20, 2006 will be entitled to vote at the meeting.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Information
Certain statements in this Quarterly Report on Form 10-Q, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, including statements made with respect to present or anticipated utilization, future revenues and customer relationships, capital expenditures, future financings, and other statements regarding matters that are not historical facts, and involve predictions. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, growth, performance, earnings per share or achievements to be materially different from any future results, levels of activity, growth, performance, earnings per share or achievements expressed in or implied by such forward-looking statements. In some cases you can identify forward-looking statements by terminology such as “may,” “seem,” “should,” “believe,” “future,” “potential,” “estimate,” “offer,” “opportunity,” “quality,” “growth,” “expect,” “intend,” “plan,” “focus,” “through,” “strategy,” “provide,” “meet,” “allow,” “represent,” “commitment,” “create,” “implement,” “result,” “seek,” “increase,” “establish,” “work,” “perform,” “make,” “continue,” “can,” “will,” “include,” or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments that are believed to be reasonable as of the date of this prospectus. The forward-looking statements are subject to a number of risks and uncertainties including those discussed herein under “Risk Factors” and include the following:
•	satisfaction of the conditions to closing of the proposed merger with OSG;

•	demand for, or level of consumption of, oil and petroleum products;

•	future spot market charter rates;

•	ability to attract and retain experienced, qualified and skilled crewmembers;

•	competition that could affect our market share and revenues;

•	risks inherent in marine transportation;

•	the cost and availability of insurance coverage;

•	delays or cost overruns in the building of new vessels, the double-hulling of our remaining single-hull vessels and scheduled shipyard maintenance;

•	decrease in demand for lightering services;

•	environmental and regulatory conditions;

•	reliance on a limited number of customers for revenue;

•	the continuation of federal law restricting United States point-to-point maritime shipping to US vessels (the US Jones Act);

•	asbestos related lawsuits;

•	fluctuating fuel prices;

•	high fixed costs;

•	capital expenditures required to operate and maintain a vessel may increase due to government regulations;

•	reliance on unionized labor;

•	federal laws covering our employees that may subject us to job-related claims; and

•	significant fluctuations of our stock price.
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
Overview
We primarily serve the oil and petroleum industries by providing marine transportation services along the Gulf and Atlantic Coasts of the United States. We operate the largest OPA-compliant double-hulled fleet in our vessel size range and one of the largest fleets serving the US coastwise trade. As of September 30, 2006, we employed a fleet of 11 tugs, 11 barges and five tankers. One of these vessels, our tanker ALLEGIANCE, was redeployed to the transportation of non-petroleum cargo in 2005. In July 2006, our tanker PERSEVERANCE reached her OPA retirement date and was redeployed to the transportation of non-petroleum cargo. In August 2005, we entered into a three-year time charter for the SEABROOK, a single-hull tanker owned and operated by Seabrook Carriers Inc., a wholly owned subsidiary of Fairfield-Maxwell Ltd. of New York. The vessel joined the fleet in November 2005 and was deployed in the clean products trade. In May 2006, we entered into a 20 month time charter for the SEA SWIFT, a 6,000 horsepower tug-boat owned by Crowley Marine. The vessel joined the fleet in June 2006 and was deployed in the clean products trade. In September 2005, we entered into a shipbuilding contract with Bender Shipbuilding & Repair Co., Inc. (“Bender”) to build three articulated tug barge units, each having a carrying capacity of 335,000 barrels. In May 2006, we entered into a shipbuilding contract with Bender to build two 8,000-horsepower tugboats.
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
On January 18, 2006, our seagoing tug, VALOUR, sank off the coast of Cape Fear, North Carolina. Three crew members lost their lives in the incident. At the time of the incident, the VALOUR was transporting the tank barge M192, a double-hull petroleum barge. Since that time the M192 returned to service accompanied by another tugboat that we own. In June 2006, we chartered a tugboat to replace the VALOUR until the construction of a replacement tugboat is completed. We continue to work with the US Coast Guard on the investigation into the cause of the VALOUR incident. The VALOUR is covered by our hull insurance policy and costs of the incident are covered by protection and indemnity insurance carried by us. Hull insurance proceeds of approximately $4.0 million, which exceed the carrying value of the tugboat of approximately $1.1 million, were received in the first quarter of 2006. Estimated insurance recoveries and costs related to protection and indemnity expenses are recorded as current assets and current liabilities, respectively, on our Consolidated Balance Sheets.
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
On September 25, 2006, the Company, Overseas Shipholding Group, Inc. (“OSG”) and Marlin Acquisition Corporation, a wholly owned subsidiary of OSG (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides for a business combination whereby Merger Sub will merge with and into the Company (the “Merger”). As a result of the Merger, the separate corporate existence of Merger Sub will cease and the Company will continue as the surviving corporation in the Merger. Under the terms of the Merger Agreement, OSG will acquire the Company in an all-cash transaction for $37.50 per share. The transaction is valued at approximately $455 million based on approximately 12 million shares outstanding and the assumption of net debt outstanding as of June 30, 2006. The transaction, which is expected to close by year-end 2006, is subject to approval by a majority of the Company’s stockholders and other customary closing conditions, including regulatory approvals.
On October 17, 2006, the Federal Trade Commission, on behalf of itself and the Antitrust Division of the Department of Justice, granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust

Improvement Act of 1976 with respect to the proposed transaction. We have set a special meeting date of our stockholders on November 28, 2006 to approve the Merger and expect to close the Merger shortly thereafter.
There can be no assurance that the Merger will be consummated. All statements in this report with respect to the nature and needs of our business, its financial prospects and its risks and future development are made based on the assumption that we will be an independently publicly owned company going forward and, therefore, must be considered in light of the pending Merger and the prospects for its consummation.
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
Three Month Comparison
Revenues
TCE revenue for the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005 was as follows:

	September 30, 2006	September 30, 2005
Voyage revenue	$49,161	$44,930
Voyage costs	14,210	10,095

Time Charter Equivalent	$34,951	$34,835

Vessel utilization	77.2%	83.8%

Available days	1,253	1,250

Revenue days	1,137	1,156

TCE revenue increased from $44.9 million for the quarter ended September 30, 2005 to $49.2 million for the quarter ended September 30, 2006, an increase of $4.3 million, or 10%, due primarily to higher spot market rates and an increase in the number of vessels utilized.
Rates
Voyage revenue consists of revenue generated under term contracts as well as revenue generated for spot market transportation, which includes both petroleum and non-petroleum. Rates in each of these markets are significant drivers in the amount of revenue we generate.
Contract revenue for the third quarter of 2005 was $33.0 million compared to $32.1 million for the third quarter of 2006. The decrease in contract revenue resulted from lower lightering volumes partially offset by higher rates from Gulf Coast deployments.
Spot market revenue for the third quarter of 2005 was $11.9 million compared to $13.0 million for the third quarter of 2006. This increase was caused by higher spot market rates due to fewer vessels available in the market. We did not experience any idle days in our spot fleet in the third quarter of 2006 as compared to 17 days in the same quarter of 2005.

We expect significant idle time in the spot market fleet in October 2006 due to refinery turnarounds. We expect spot market rates will continue to increase during the remainder of 2006 as more refinery output is being produced and is available to move, combined with strong product demand in the markets we serve. In addition, the supply of Jones Act vessels will decline through the first half of 2007 with five vessels, owned by our competitors, reaching their OPA retirement dates and the addition of four vessels during this period. We expect our exposure to the spot market in the remainder of 2006 to be generally consistent with our exposure in 2005. Although spot market exposure inherently brings with it potential for reduced utilization and revenues, we believe that anticipated market demand and the continuing reduction in the size of the US Jones Act fleet lessens this risk.
Non-petroleum revenue consists of revenue from the ALLEGIANCE, which reached her OPA retirement date in late 2005, and the PERSEVERANCE, which reached her OPA retirement date, early in the third quarter of 2006 and both of which were redeployed to the transportation of non-petroleum cargo. We experienced 23 days of idle time for the ALLEGIANCE and 40 days of idle time for the PERSEVERANCE in the third quarter of 2006 awaiting orders. Non-petroleum revenue was $4.1 million for the third quarter of 2006.
Utilization
Vessel utilization is also a driver in the amount of revenue we generate. Utilization decreased from 83.8% in the third quarter of 2005 to 77.2% for the third quarter of 2006. Vessel utilization was down from the third quarter of 2005 due to an increase in days awaiting orders principally in the grain fleet and the shipyarding of the M 210 for her double-hull rebuild. The M210 is expected to return to service early in 2007 renamed the M242. Upon completion of the M210, the OCEAN 211 will enter the shipyard for her double-hull rebuild. The OCEAN 211 is expected to return to service in the late summer of 2007 renamed the M243. These are the seventh and eighth barges to be rebuilt since the inception of our rebuilding program in 1998.
We incurred approximately 203 days of out of service time for maintenance and capital projects, including barge rebuilding, during the third quarter of 2006 compared to 123 days in the third quarter of 2005. In the third quarter of 2005, we experienced four significant storms that resulted in approximately 49 days out of service time. In the third quarter of 2006, we did not experience any days out of service time due to storm activity.
We expect to have at least 92 days out of service time during the fourth quarter of 2006 compared to 203 days in the current period, which includes scheduled maintenance and double-hull rebuilding but not unscheduled out of service time. Late in the fourth quarter the PERSEVERANCE and the ALLEGIANCE will return from their grain voyages and we anticipate these vessels will remain idle approximately 15 days each.
Barrels of cargo transported decreased from 43 million for the third quarter of 2005 to 42 million for the third quarter of 2006. Barrels transported decreased primarily due to the aforementioned reduction in lightering volumes in 2006.
Operations expense
Voyage costs increased from $10.1 million for the third quarter of 2005 to $14.2 million for the third quarter of 2006 an increase of $4.1 million, or 41.0%. The cost of fuel used in our vessels increased $3.5 million, or 51.4%, compared to the same period in 2005. Gallons used were 21% greater than the same period in 2005, while the average cost per gallon increased 24.6%. Port charges increased $0.6 million, or 17.9%.
Operations expenses, excluding voyage costs discussed above, increased from $13.1 million for the third quarter of 2005 to $18.9 million for the third quarter of 2006, an increase of $5.8 million, or 44.3%. During the fourth quarter of 2005, the SEABROOK entered service for us in the clean product trade and in the second quarter of 2006 the SEA SWIFT entered service for us as a chartered tugboat to replace the VALOUR. Costs related to these charters in the third quarter of 2006 were $3.1 million. Vessel related insurance costs increased $1.3 million compared to the same period of 2005 due to additional premiums for open policy periods from 2004 through 2006 due to a general call on all policyholders by our mutual insurance club. Crew expenses increased $0.8 million due to seagoing salary and benefit increases as well an increased number of crewmembers compared to the same period in 2005. Shoreside support expenses increased $0.6 million primarily due to increased headcount.

Maintenance expense
Maintenance expense increased from $1.8 million for the third quarter of 2005 to $2.1 million for the third quarter of 2006, an increase of $0.3 million, or 16.7%, primarily due to an increase in unscheduled maintenance for our fleet.
General and Administrative expense
General and administrative expenses were consistent at $2.2 million for the third quarter of 2005 and 2006.
Operating Income
As a result of the aforementioned changes in revenue and expenses, operating income decreased from $8.7 million for the third quarter of 2005 to $3.6 million for the third quarter of 2006, a decrease of $5.1 million, or 58.6%.
Income Tax Provision
Income tax provision decreased from $1.7 million for the third quarter of 2005 to $0.3 million for the third quarter of 2006, a decrease of $1.4 million, or 82.4%. We record reserves for income taxes based on the estimated amounts that we will likely have to pay based on our taxable income. We periodically review our position based on the best available information and adjust our income tax reserve accordingly. In the third quarter of 2006 and 2005, we reduced our income tax reserve by $1.3 million and $1.2 million, respectively. This decrease resulted from the restructuring of Maritrans Partners L.P. to Maritrans Inc. in 1993 and to a reduction in amounts previously recorded as liabilities that were no longer deemed to be payable. Due to the non-cash nature of the reduction, there was no corresponding effect on cash flow or income from operations.
Net Income
Net income decreased from $6.4 million for the third quarter of 2005 to $4.0 million for the third quarter of 2006, a decrease of $2.4 million, or 37.5%, as a result from the aforementioned changes in revenue and expenses.
Nine Month Comparison
Revenues
TCE revenue for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 was as follows:

	September 30, 2006	September 30, 2005
Voyage revenue	$140,448	$134,800
Voyage costs	36,219	30,691

Time Charter Equivalent	$104,229	$104,109

Vessel utilization	78.0%	82.5%

Available days	3,869	3,642

Revenue days	3,409	3,379

TCE revenue increased from $134.8 million for the nine months ended September 30, 2005 to $140.4 million for the nine months ended September 30, 2006, an increase of $5.6 million or 4.2%. This increase resulted from higher contract and spot market rates.

Rates
Voyage revenue consists of revenue generated under term contracts as well as revenue generated for spot market transportation, which includes both petroleum and non-petroleum. Rates in each of these markets are significant drivers in the amount of revenue we generate.
Contract revenue for the nine months ended September 30, 2005 was $96.4 million compared to $97.0 million for the nine months ended September 30, 2006. The increase in contract revenue resulted from higher rates and deployment in the Gulf Coast market offsetting lower lightering volumes moved for Delaware River refineries.
Spot market revenue for the nine months ended September 30, 2005 was $38.4 million compared to $32.2 million for the nine months ended September 30, 2006. This decrease was caused by lower utilization, as discussed below, experienced by our spot fleet in the first half of 2006. Refinery production in the Gulf of Mexico during the nine months of 2006 was lower than the nine months of 2005. The decreased production was driven by lower production at a number of Gulf refineries impacted by the 2005 hurricane season and shut-downs for maintenance and retooling to prepare for the new ultra low sulfur diesel specifications. The decreased level of refinery production resulted in an increase in the volume of imported products moved by foreign flag vessels and a decrease in the volume of cargo we carried. Due to these factors, we experienced 132 days of out of service for idle time in our spot fleet during the first nine months of 2006 as compared to 29 days during the 2005 period.
Non-petroleum revenue consists of revenue from the ALLEGIANCE which reached her OPA retirement date late in 2005 and the PERSEVERANCE which reached her OPA retirement date early in the third quarter of 2006, and are currently working in the grain trade. Due to the cyclical nature of the grain market, we experienced 112 days of out of service for idle time for the ALLEGIANCE and the PERSEVERANCE in the nine months ended September 30, 2006. Non-petroleum revenue was $11.2 million for the nine months ended September 30, 2006. Both of these vessels are currently embarked on grain cargos and are scheduled to discharge and return to the US late in the fourth quarter.
Utilization
Vessel utilization is also a driver in the amount of revenue we generate. Utilization decreased from 82.5% in the nine months ended September 30, 2005 to 78.0% for the nine months ended September 30, 2006. In January 2006, the M210 entered the shipyard for her double-hull rebuild. The M210 is expected to return to service early in 2007 renamed the M242. Upon completion of the M210, the OCEAN 211 will enter the shipyard for her double-hull rebuild. The OCEAN 211 is expected to return to service in the late summer of 2007 renamed the M243. These are the seventh and eighth barges to be rebuilt since the inception of our rebuilding program in 1998.
We incurred approximately 451 days of out of service time for planned maintenance and capital projects, including barge rebuilding, during the nine months ended September 30, 2006 compared to 422 days in the nine months ended September 30, 2005. In the nine months ended September 30, 2006, we also incurred 132 days of out of service time for idle time in our spot fleet due to refinery outages and maintenance noted above in our discussion of rates. This compares to 29 days out of service time for idle time for the nine months ended September 30, 2005. In the nine months ended September 30, 2005, we experienced five significant storms that resulted in approximately 54 days out of service time. In the nine months ended September 30, 2006, we did not experience any days out of service time due to storm activity.
In the Delaware River lightering market, there were three refineries undergoing scheduled maintenance for a portion of the first quarter and early part of the second quarter of 2006, as well as changes in the crude oil sourcing patterns of two lightering customers. As a result, barrels delivered to our crude-oil lightering customers during the nine months ended September 30, 2006 decreased compared to the nine months ended September 30, 2005.
Barrels of cargo transported decreased from 132 million for the nine months ended September 30, 2005 to 126 million for the nine months ended September 30, 2006. Barrels transported decreased primarily due to the aforementioned reduction in lightering volumes in 2006.

Operations expense
Voyage costs increased from $30.7 million for the nine months ended September 30, 2005 to $36.2 million for the nine months ended September 30, 2006 an increase of $5.5 million, or 17.9%. The cost of fuel used in our vessels increased $4.5 million, or 20.9%, compared to the same period in 2005. The average price of fuel increased 25.0%, while gallons used were 3.3% lower than the same period of 2005. Port charges increased $1.1 million, or 11.4%, principally due to the redeployment of the ALLEGIANCE in 2005 and the PERSEVERANCE in 2006 to the grain trade partially offset by days out of service for idle time in our non-petroleum and spot fleets.
Operations expenses, excluding voyage costs discussed above, increased from $39.8 million for the nine months ended September 30, 2005 to $52.9 million for the nine months ended September 30, 2006, an increase of $13.1 million, or 32.9%. During the fourth quarter of 2005, the SEABROOK entered service for us in the clean products trade and in the second quarter of 2006, the SEA SWIFT entered service for us as a chartered tugboat to replace lost tugboat capacity. Costs related to these charters in the nine months ended September 30, 2006 were $8.6 million. Crew expenses increased $2.3 million due to seagoing salary, benefit increases and increased number of crew members compared to the same period last year. Shoreside support expenses increased $1.4 million, primarily as a result of an increase in personnel and employment related expenses and professional fees compared to the same period in 2005. Vessel related insurance costs increased $0.8 million compared to the same period in 2005 due to additional premiums for open policy periods from 2004 through 2006 due to a general call on all policy holders by our mutual insurance club.
Maintenance expense
Maintenance expense increased from $4.6 million for the nine months ended September 30, 2005 to $5.9 million for the nine months ended September 30, 2006, an increase of $1.3 million, or 28.3%, primarily due to the increase of unscheduled maintenance for the first nine months of 2006 compared to 2005.
General and Administrative expense
General and administrative expenses decreased from $10.0 million for the nine months ended September 30, 2005 to $6.8 million for the nine months ended September 30, 2006, a decrease of $3.2 million, or 32.0%. In the first quarter of 2005, Stephen Van Dyck retired as Executive Chairman of our Board of Directors. As a result, in the first quarter of 2005 we recorded a $2.4 million charge related to a consulting agreement and the acceleration of Mr. Van Dyck’s enhanced retirement benefit. The remaining decreases from 2005 were related to reductions in professional fees, most of which were incurred in connection with patent litigation occurring during 2005. The litigation was subsequently settled in May 2005.
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
Operating Income
As a result of the aforementioned changes in revenue and expenses, operating income decreased from $23.1 million for the nine months ended September 30, 2005 to $16.2 million for the nine months ended September 30, 2006, a decrease of $6.9 million, or 29.9%.

Other Income
Other income for the nine months ended September 30, 2005 included a $4.0 million settlement received from Penn Maritime Inc. and Penn Tug & Barge Inc. (together “Penn Maritime”) on our claim for patent infringement and misappropriation of trade secrets. Penn Maritime agreed to pay us $4.0 million to settle all of our claims, and received a license to use our patented double-hulling process on their then existing fleet. We did not have any similar transactions in 2006.
Income Tax Provision
Income tax provision decreased from $7.9 million for the nine months ended September 30, 2005 to $5.1 million for the nine months ended September 30, 2006, a decrease of $2.8 million, or 35.4%. We record reserves for income taxes based on the estimated amounts that we will likely have to pay based on our taxable income. We periodically review our position based on the best available information and adjust our income tax reserve accordingly. In the third quarter of 2006 and 2005, we reduced our income tax reserve by $1.3 million and $1.2 million, respectively. This decrease resulted from the restructuring of Maritrans Partners L.P. to Maritrans Inc. in 1993 and to a reduction in amounts previously recorded as liabilities that were no longer deemed to be payable. Due to the non-cash nature of the reduction, there was no corresponding effect on cash flow or income from operations.
Net Income
Net income decreased from $17.3 million for the nine months ended September 30, 2005 to $13.0 million for the nine months ended September 30, 2006, a decrease of $4.3 million, or 24.9%, resulting from the aforementioned changes in revenue and expenses.
Liquidity and Capital Resources
General
For the nine months ended September 30, 2006, net cash provided by operating activities was $25.2 million. These funds were sufficient to meet debt service obligations and loan agreement covenants, to make capital improvements and to allow us to pay dividends for the first nine months of 2006. We believe funds provided by operating activities, augmented by our Revolving Credit Facility, described below, the proceeds from our December 2005 common stock offering and investing activities, will be sufficient to finance operations, routine capital expenditures, lease payments and required debt repayments in the foreseeable future. Dividends are authorized at the discretion of our Board of Directors and under the terms of the merger agreement with OSG, no dividend will be declared or paid in the fourth quarter. The ratio of debt to total capitalization was 0.20:1 at September 30, 2006.
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
Debt Obligations and Borrowing Facility
At September 30, 2006, we had $56.4 million in total outstanding debt, which is secured by mortgages on some of our fixed assets. The current portion of this debt at September 30, 2006 was $4.1 million.
We have a revolving credit facility (“Revolving Credit Facility”) with Citizens Bank and a syndicate of other financial institutions (“Lenders”). Pursuant to the terms of the amended credit and security agreement, we may borrow up to $60 million under the Revolving Credit Facility and have the ability to increase that amount to $120 million through additional bank commitments in the future. Interest is variable based on either the LIBOR rate plus an applicable margin (as defined in the Revolving Credit Facility) or the prime rate. The amended Revolving Credit Facility expires in October 2010. We have granted first preferred ship mortgages and a first security interest in some of our vessels and other collateral in connection with the Revolving Credit Facility. At September 30, 2006, there were no amounts outstanding under the Revolving Credit Facility. The Revolving Credit Facility requires us to maintain our properties in a specific manner, maintain specified insurance on our properties and business, and abide by other covenants which are customary with respect to such borrowings. The Revolving Credit Facility also requires us to meet certain financial covenants. If we fail to comply with any of the covenants contained in the Revolving Credit Facility, the Lenders may declare the entire balance outstanding, if any, immediately due and payable, foreclose on the collateral and exercise other remedies under the Revolving Credit Facility. We were in compliance with all covenants at September 30, 2006.
We have additional financing agreements consisting of (1) a $7.3 million term loan with Lombard US Equipment Financing Corp. with a 5-year amortization that accrues interest at an average fixed rate of 5.14% (“Term Loan A”) and (2) a $29.5 million term loan with Fifth Third Bank with a 9.5-year amortization and a 50% balloon payment at the end of the term (“Term Loan B”). Term Loan B accrues interest at an average fixed rate of 5.98% on $6.5 million of the loan and 5.53% on $23.0 million of the loan. Principal payments on Term Loan A are required on a quarterly basis and began in January 2004. Principal payments on Term Loan B are required on a monthly basis and began in November 2003. We have granted first preferred ship mortgages and a first security interest in some of our vessels and other collateral to Lombard US Equipment Financing Corp. and Fifth Third Bank as a guarantee of the loan agreements. The loan agreements require us to maintain our properties in a specific manner, maintain specified insurance on our properties and business, and abide by other covenants, which are customary with respect to such borrowings. The loan agreements also require us to meet certain financial covenants that began in the quarter ended December 31, 2003. If we fail to comply with any of the covenants contained in these loan agreements, Lombard US Equipment Financing Corp. and Fifth Third Bank may call the entire balance outstanding on the loan agreements immediately due and payable, foreclose on the collateral and exercise other remedies under the loan agreements. We were in compliance with all such covenants at September 30, 2006.
In June 2004, we entered into an additional $29.5 million term loan with Fifth Third Bank (“Term Loan C”). Term Loan C has a 9.5-year amortization and a 55% balloon payment at the end of the term and accrues interest at a fixed rate of 6.28%. A portion of the proceeds of Term Loan C were used to pay down existing borrowings under the Revolving Credit Facility. Principal payments on Term Loan C are required on a monthly basis and began in August 2004. We have granted first preferred ship mortgages and a first security interest in the M214 and its married tugboat, the HONOUR, to secure Term Loan C. Term Loan C requires us to maintain the collateral in a specific manner, maintain specified insurance on our properties and business, and abide by other covenants which are customary with respect to such borrowings. If we fail to comply with any of the covenants contained in Term Loan C, Fifth Third Bank may foreclose on the collateral or call the entire balance outstanding on Term Loan C immediately due and payable. We were in compliance with all applicable covenants at September 30, 2006.
As of September 30, 2006, we had the following amounts outstanding under our debt agreements:
$3.5 million under Term Loan A;
$25.8 million under Term Loan B; and
$27.1 million under Term Loan C.

Contractual Obligations
Total future commitments and contingencies related to our outstanding debt obligations, noncancellable operating leases and purchase obligations, as of September 30, 2006, were as follows:

			($000s)
		Less than	One to	Three to	More than
	Total	one year	three years	five years	five years
Debt Obligations	$56,414	$4,144	$7,757	$6,479	$38,034
Operating Leases	2,055	554	1,163	338	—
Purchase Obligations*	243,328	119,056	124,272	—	—

Total	$301,797	$123,754	$133,192	$6,817	$38,034

*	Purchase obligations represent amounts due under existing vessel rebuild contracts, new ATB build contracts and new tugboat contracts.
In July 2005, we awarded contracts to rebuild the M210 and the OCEAN 211 to double-hull configurations. These are our seventh and eighth single-hulled barges to be rebuilt to double-hull configurations. The rebuild of the M210 is expected to have a total cost of approximately $30.0 million; of which $24.0 million is a fixed contract with the shipyard and the remainder of the equipment is to be furnished by us. The rebuild of the OCEAN 211 is also expected to have a total cost of approximately $30.0 million; of which $23.0 million is a fixed contract with the shipyard and the remainder of the equipment is to be furnished by us. The rebuilds of the M210 and OCEAN 211 will also include the insertions of mid-bodies that will increase their capacity by approximately 38,000 barrels each. We expect to finance the projects with a combination of internally generated funds and borrowings under our Revolving Credit Facility, proceeds from the equity offering in December 2005 and additional debt or equity financings as necessary. The rebuilds of the M210 and the OCEAN 211 are expected to be completed early in 2007 and in the late summer of 2007, respectively. The M210 will re-enter service renamed the M242 and the OCEAN 211 will re-enter service renamed the M243. As of September 30, 2006, $18.2 million and $7.8 million had been spent on the rebuilds, respectively.
On September 2, 2005, we entered into a shipbuilding contract with Bender Shipbuilding & Repair Co., Inc., or Bender. Under the shipbuilding contract, Bender will construct and deliver three ATBs, each having a carrying capacity of 335,000 barrels (98% capacity), for a total cost to us, including owner-furnished materials, of approximately $232.5 million. We expect to finance the construction of the three ATBs with a combination of internally generated funds, borrowings under our Revolving Credit Facility, a portion of the proceeds from the equity offering in December 2005 and additional debt or equity financing as necessary. As of September 30, 2006, $38.4 million has been spent on the construction of the ATBs. The ATBs are scheduled for delivery on October 1, 2007, May 1, 2008 and December 1, 2008, subject in each case to permitted postponements under the contract.
On May 26, 2006, we entered into a shipbuilding contract with Bender to build two 8,000-horsepower tugboats. The two tugboats are expected to be delivered in the fourth quarter of 2008 and the first quarter of 2009. The total cost for the two tugboats is expected to be apprroximately $32 million. Once delivered, one of the tugboats will replace the tugboat VALOUR. We plan to pair the second newbuild tugboat with an existing barge. As of September 30, 2006, $6.4 million had been spent on the newbuilds.
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
We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal 2006 year. Our consolidated financial statements as of and for the nine months ended September 30, 2006 reflect the impact of SFAS 123(R). The effect of adopting SFAS 123(R) on net income and earnings per share was minimal compared to the prior year as we had already adopted the fair value recognition provisions of SFAS 123. Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from stock compensation as operating cash flows in the Statements of Cash Flows. In accordance with SFAS 123(R), tax benefit cash flows are presented as financing cash flows. In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).
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
In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes- an interpretation of SFAS No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. We will adopt FIN 48 in fiscal 2007 and are currently evaluating whether the adoption of FIN 48 will have a material effect on our financial condition or results of operations.
In September 2006, the FASB issued SFAS No. 158, Accounting for Defined Benefit Pension and other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R), which improves financial reporting by requiring the recognition of the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. SFAS 158 also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. SFAS 158 is effective for fiscal years ending after December 15, 2006. We will adopt SFAS 158 in fiscal 2006 and are currently evaluating the effects of adopting this statement.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
The principal market risk to which we are exposed is a change in interest rates on our Revolving Credit Facility. We manage our exposure to changes in interest rate fluctuations by optimizing the use of fixed and variable rate debt. The table below presents principal cash flows by year of maturity. We had only fixed rate debt at September 30, 2006. Variable interest rates would fluctuate with LIBOR and federal fund rates. The weighted average interest rate on our outstanding debt at September 30, 2006 was 5.91%.

Liabilities	Expected Years of Maturity
($000s)
	2006*	2007	2008	2009	2010	Thereafter
Fixed Rate	$1,014	$4,202	$4,445	$3,007	$3,191	$40,556
Average Interest Rate	5.92%	5.94%	5.97%	5.97%	5.97%	6.07%

*	For the period October 1, 2006 through December 31, 2006
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
Part II: OTHER INFORMATION
ITEM 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K dated December 31, 2005.

ITEM 6. Exhibits
10.1	— Maritrans Inc. Excess Benefit Plan as Amended and Restated Effective January 1, 2005

10.2	— Merger Agreement between Maritrans Inc. and Overseas Shipholding Group, Inc. (Incorporated by reference herein Filed with the Maritrans Inc. Additional Definative Proxy Filed on September 25, 2006)

31.1	— Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	— Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	— Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.

32.2	— Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARITRANS INC.
(Registrant)

By:	/s/ Walter T. Bromfield		Dated: November 6, 2006

Walter T. Bromfield Chief Financial Officer (Principal Financial Officer)

By:	/s/ Judith M. Cortina		Dated: November 6, 2006

Judith M. Cortina
Director of Finance and Controller
(Principal Accounting Officer)